Form 10-Q
period 2018-03-31
Zomedica Pharmaceuticals Corp.
filed 2018-05-15
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number: 001-38298

Zomedica Pharmaceuticals Corp.

(Exact name of registrant as specified in its charter)

Alberta, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Phoenix Drive, Suite 190
Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip code)

(734) 369-2555
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2018, 92,649,582 shares of the registrant’s common shares, without par value, were issued and outstanding.

ZOMEDICA PHARMACEUTICALS CORPORATION FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated balance sheets

As at March 31, 2018 and December 31, 2017

(Stated in United States dollars)

	Note	March 31, 2018	December 31, 2017

Assets

Current assets:
Cash and cash equivalents		$3,134,920	$3,448,147
Prepaid expenses and deposits	5	810,839	786,273
Trade and other receivable		69,381	28,272
		4,015,140	4,262,692

Prepaid expenses and deposits	5	518,286	566,832
Property and equipment	6	347,677	371,157
Intangible assets	7	14,455	15,141
		$4,895,558	$5,215,822

Liabilities and shareholders' equity

Current liabilities:
Accounts payable and accrued liabilities		$1,266,324	828,737
		1,266,324	828,737

Shareholders' equity:
Capital stock
Authorized
Unlimited common shares without par value
Issued and outstanding
91,853,865 common shares (2017 - 90,225,869)	9	20,003,883	18,244,659
Additional paid-in capital	10	1,422,779	1,768,526
Accumulated deficit		(17,797,428)	(15,626,100)
		3,629,234	4,387,085

		$4,895,558	$5,215,822

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated statements of operations and comprehensive loss

For the three months ended ended March 31, 2018 and 2017

(Stated in United States dollars)

	Note	March 31, 2018	March 31, 2017
Expenses:
Research and development	14	$600,341	$616,449
General and administrative	14	1,160,171	827,025
Professional fees	14	371,947	381,536
Amortization	7	686	699
Depreciation	6	36,699	20,308
Loss from operations		2,169,844	1,846,017
Gain on settlement of liabilities		-	(5,000)
Foreign exchange loss (gain)		1,484	(8,281)
Loss before income taxes		2,171,328	1,832,736
Income tax expense		-	-
Net loss and comprehensive loss		$2,171,328	$1,832,736

Weighted average number of common shares - basic and diluted		90,517,702	84,418,182

Loss per share - basic and diluted		$(0.02)	$(0.02)

Nature of operations and going concern (Note 1)

Commitments and contingencies (Note 11)

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated statements of shareholders’ equity

For the three months ended March 31, 2018 and 2017

(Stated in United States dollars)

	Note	Number of capital stock	Capital stock	Additional paid-in capital	Accumulated deficit	Total
Balance at December 31, 2016		83,964,569	$10,189,973	$1,205,456	$(7,561,028)	$3,834,401
Stock to be issued	9	-	250,000	-	-	250,000
Stock issuance costs	9	-	(8,864)	-	-	(8,864)
Stock issuance for services	9	43,613	45,000	-	-	45,000
Stock-based compensation	10	-	-	161,591	-	161,591
Stock issued due to exercise of options	9	410,000	25,523	(8,374)	-	17,149
Net loss		-	-	-	(1,832,736)	(1,832,736)
Balance at March 31, 2017		84,418,182	$10,501,632	$1,358,673	$(9,393,764)	$2,466,541

Balance at December 31, 2017		90,225,869	18,244,659	1,768,526	(15,626,100)	4,387,085
Stock-based compensation		-	-	5,691	-	5,691
Stock issued due to exercise of options	10	1,627,996	1,759,224	(351,438)	-	1,407,786
Net loss		-	-	-	(2,171,328)	(2,171,328)
Balance at March 31, 2018		91,853,865	20,003,883	1,422,779	(17,797,428)	3,629,234

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated statements of cash flows

For the three months ended March 31, 2018 and 2017

(Stated in United States dollars)

	Note	March 31, 2018	March 31, 2017
Cash flows used in operating activities:
Net loss		$(2,171,328)	$(1,832,736)
Adjustments for
Depreciation	6	36,699	20,308
Amortization	7	686	699
Stock issued for services		-	45,000
Stock-based compensation		5,691	161,591
Change in non-cash operating working capital
Trade and other receivable		(41,109)	(4,179)
Prepaid expenses		(6,494)	(37,965)
Deposits		30,474	(216,813)
Accounts payable and accrued liabilities		437,587	310,293
		(1,707,794)	(1,553,802)
Cash flows from financing activities:
Cash received for stock issuance		-	250,000
Cash received from stock option exercises		1,407,786	17,149
Stock issuance costs		-	(8,864)
Repayments (advances) of shareholder loan		-	(6,726)
		1,407,786	251,559
Cash flows used in investing activities:
Investment in property and equipment	6	(13,219)	(157,402)
		(13,219)	(157,402)
Decrease in cash and cash equivalents		(313,227)	(1,459,645)
Cash and cash equivalents, beginning of period		3,448,147	3,226,680
Cash and cash equivalents, end of period		$3,134,920	$1,767,035

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Notes to the condensed unaudited interim consolidated financial statements

For the three months ended March 31, 2018 and 2017

(Stated in United States dollars)

1.	Nature of operations and going concern

Zomedica Pharmaceuticals Corp. (the “Company”) was incorporated on January 7, 2013 under the Alberta Business Corporations Act as Wise Oakwood Ventures Inc. (“WOW”) and was classified as a capital pool company, as defined in Policy 2.4 of the TSX Venture Exchange.

On April 21, 2016, the Company closed its qualifying transaction (“Transaction”) with ZoMedica Pharmaceuticals Inc. (“ZoMedica”), and filed Articles of Amalgamation and amalgamated with 9674128 Canada Inc. which was wholly-owned by WOW. The amalgamated company changed its name to Zomedica Pharmaceuticals Ltd. and WOW subsequently changed its name to Zomedica Pharmaceuticals Corp. The shares of Zomedica Pharmaceuticals Corp. began trading under the new symbol “ZOM” on Monday May 2, 2016 on the TSX Venture Exchange. On June 21, 2016, the Company filed Articles of Amalgamation and vertically amalgamated with its wholly-owned subsidiary, Zomedica Pharmaceuticals Ltd.

Zomedica has one corporate subsidiary, ZoMedica Pharmaceuticals Inc., a Delaware company whose results and operations are included in these condensed unaudited interim consolidated financial statements. Zomedica Pharmaceuticals Corp. had no operations from May 14, 2015 to the qualifying transaction date on April 21, 2016. The January 1, 2016 to March 31, 2016 comparative period represent the results of the operations of the predecessor, Zomedica Pharmaceuticals Inc. The Company is a biopharmaceutical company targeting health and wellness solutions for the companion pet through a ground-breaking approach that focuses on the needs of the veterinarians themselves. Zomedica's head office is located at 100 Phoenix Drive, Suite 190, Ann Arbor, MI 48108 and its registered office is located at Suite 1250, 639 – 5th Avenue S.W., Calgary, Alberta T2P 0M9.

Going concern

These condensed unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern, and therefore be required to realize its assets and liquidate its liabilities and commitments in other than the normal course of business and at amounts different from those in the accompanying condensed consolidated financial statements. Such adjustments could be material.

2.	Basis of preparation

The accounting policies set out below have been applied consistently in the condensed unaudited interim consolidated financial statements.

Basis of consolidation

These condensed unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiary, Zomedica Pharmaceuticals, Inc.

All inter-company accounts and transactions have been eliminated on consolidation.

Zomedica Pharmaceuticals Corp.

Notes to the condensed unaudited interim consolidated financial statements

For the three months ended March 31, 2018 and 2017

(Stated in United States dollars)

3.	Significant accounting policies

Use of estimates

The preparation of the condensed unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed unaudited interim consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

Areas where significant judgment is involved in making estimates are: the fair values of financial assets and liabilities; the determination of fair value of stock-based compensation; the useful lives of property and equipment; and forecasting future cash flows for assessing the going concern assumption.

Basis of measurement

The condensed unaudited interim consolidated financial statements have been prepared on the historical cost basis except as otherwise noted.

Functional and reporting currencies

The Company’s and subsidiary’s functional currency, as determined by management, is US dollars, which is also the Company’s reporting currency.

The accounting policies set out below have been applied consistently to all periods and companies presented in the condensed unaudited interim consolidated financial statements.

Research and development

Research and development costs related to continued research and development programs are expensed as incurred in accordance with ASC topic 730.

Translation of foreign currencies

In respect of other transactions denominated in currencies other than the Company and its wholly owned operating subsidiaries’ functional currencies, the monetary assets and liabilities are translated at the period end rates. Revenue and expenses are translated at rates of exchange prevailing on the transaction dates. All of the exchange gains or losses resulting from these other transactions are recognized in the condensed unaudited interim consolidated statements of operations and comprehensive loss.

Stock-based compensation

The Company measures the cost of equity-settled transactions by reference to the fair value of the equity instruments at the date at which they are granted if the fair value of the goods or services received by the Company cannot be reliably estimated.

Zomedica Pharmaceuticals Corp.

Notes to the condensed unaudited interim consolidated financial statements

For the three months ended March 31, 2018 and 2017

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

The dilutive effect of stock options is determined using the treasury stock method. Stock options to purchase common shares of the Company during the period were not included in the computation of diluted EPS because the Company has incurred a loss for the three months ended March 31, 2018 as the effect would be anti-dilutive.

Comprehensive loss

The Company follows ASC topic 220. This statement establishes standards for reporting and display of comprehensive (loss) income and its components. Comprehensive loss is net loss plus certain items that are recorded directly to shareholders' equity. The Company has no other comprehensive loss items.

Zomedica Pharmaceuticals Corp.

Notes to the condensed unaudited interim consolidated financial statements

For the three months ended March 31, 2018 and 2017

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

Critical areas of estimation and judgements in applying accounting policies include the following:

Going concern

These condensed unaudited interim consolidated financial statements have been prepared in accordance with U.S GAAP on a going concern basis, which assumes the realization of assets and discharge of liabilities in the normal course of business within the foreseeable future. Management uses judgment in determining assumptions for cash flow projections, such as anticipated financing, anticipated sales and future commitments to assess the Company’s ability to continue as a going concern. A critical judgment is that the Company continues to raise funds going forward and satisfy their obligations as they become due.

Zomedica Pharmaceuticals Corp.

Notes to the condensed unaudited interim consolidated financial statements

For the three months ended March 31, 2018 and 2017

(Stated in United States dollars)

4.	Critical accounting judgments and key sources of estimation uncertainty (continued)

Useful lives of property and equipment

As described in Note 3 above, the Company reviews the estimated useful lives of property and equipment with definite useful lives at the end of each year and assesses whether the useful lives of certain items should be shortened or extended, due to various factors including technology, competition and revised service offerings. During the three month period ended March 31, 2018 and March 31, 2017, the Company was not required to adjust the useful lives of any assets based on the factors described above.

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

The Company entered into a lease agreement with Wickfield Phoenix LLC effective on August 23, 2016. The Company prepaid the full outstanding balance of $801,973 on August 26, 2016 and recorded the prepaid rent due within a year as current. As at March 31, 2018, the Company has classified $155,220 as a current asset in the condensed unaudited interim consolidated balance sheet (December 31, 2017 - $155,220).

Zomedica Pharmaceuticals Corp.

Notes to the condensed unaudited interim consolidated financial statements

For the three months ended March 31, 2018 and 2017

(Stated in United States dollars)

6.	Property and equipment

	Computer equipment	Furniture and equipment	Laboratory equipment	Leasehold improvements	Total
Cost
Balance at December 31, 2016	61,598	7,364	243,529	25,672	338,163
Additions	89,557	68,694	2,200	11,285	171,736
Balance at December 31, 2017	151,155	76,058	245,729	36,957	509,899
Additions	9,048	4,171	-	-	13,219
Balance at March 31, 2018	160,203	80,229	245,729	36,957	523,118
Accumulated depreciation
Balance at December 31, 2016	13,858	1,490	29,783	3,998	49,129
Depreciation	28,944	10,355	45,092	5,222	89,613
Balance at December 31, 2017	42,802	11,845	74,875	9,220	138,742
Depreciation	8,149	2,837	11,119	14,594	36,699
Balance at March 31, 2018	50,951	14,682	85,994	23,814	175,441

Net book value as at:
December 31, 2017	$108,353	$64,213	$170,854	$27,737	$371,157
March 31, 2018	$109,252	$65,547	$159,735	$13,143	$347,677

7.	Intangible assets

	Computer software	Trademarks	Total
Cost
Balance at December 31, 2016	5,143	16,236	21,379
Additions	-	-	-
Balance at December 31, 2017	5,143	16,236	21,379
Additions	--		-
Balance at March 31, 2018	5,143	16,236	21,379
Accumulated amortization
Balance at December 31, 2016	2,428	1,013	3,441
Amortization	1,715	1,082	2,797
Balance at December 31, 2017	4,143	2,095	6,238
Amortization	419	267	686
Balance at March 31, 2018	4,562	2,362	6,924

Net book value as at:
December 31, 2017	$1,000	$14,141	$15,141
March 31, 2018	$581	$13,874	$14,455

Zomedica Pharmaceuticals Corp.

Notes to the condensed unaudited interim consolidated financial statements

For the three months ended March 31, 2018 and 2017

(Stated in United States dollars)

8.	Loan Arrangements

On October 17, 2017, the Company entered into a loan arrangement with a shareholder of the Company, pursuant to which such shareholder has agreed to provide a loan facility to the Company, whereby the Company may borrow up to $5,000,000, with the proceeds to be used for working capital and general corporate purposes. The term of the loan facility is five (5) years, with principal and interest payments being due only at the time of maturity. Under the loan agreement, the Company may borrow in one or more advances, provided however that a minimum amount of $250,000 must be borrowed at any one time and not more than two advances may occur per month. Interest shall accrue at a rate of fourteen percent (14%) per annum, payable upon maturity. As of March 31, 2018, no amounts have been borrowed.

9.	Capital stock

The Company is authorized to issue an unlimited number of common stock, all without par value.

Issued and outstanding common stock:	Number of common stock	Capital stock
Balance at December 31, 2016	83,964,569	10,189,973
Stock issuance for services	43,613	45,000
Stock issued due to exercise of options	410,000	25,523
Share issuance costs	-	(8,864)
Stock to be issued	-	250,000
Balance at March 31, 2017	84,418,182	$10,501,632

Balance at December 31, 2017	90,225,869	$18,244,659
Stock issued due to exercise of options (Note 10)	1,627,996	1,759,224
Balance at March 31, 2018	91,853,865	$20,003,883

Zomedica Pharmaceuticals Corp.

Notes to the condensed unaudited interim consolidated financial statements

For the three months ended March 31, 2018 and 2017

(Stated in United States dollars)

10.	Stock-based compensation

During the three months ended March 31, 2018, an aggregate of 1,627,996 options were exercised. During the three months ended March 31, 2017, the Company issued 535,000 stock options, each option entitling the holder to purchase one common share of the Company. During the three months ended March 31, 2017, 10,000 options were exercised on February 15, 2017, and 400,000 options were exercised on February 21, 2017.

During the year ended December 31, 2017, the Company issued 1,815,000 stock options, each option entitling the holder to purchase one common share of the Company. During the year ended December 31, 2017, an aggregate of 1,700,000 options were exercised.

The continuity of stock options are as follows:	Number of	Weighted Avg Exercise Price
	Options	(CDN$)
Balance at December 31, 2016	7,975,000	$0.84
Stock options exercised on February 21, 2017	(10,000)	$0.25
Stock options exercised on February 21, 2017	(400,000)	$0.05
Options issued on February 24, 2017	535,000	$1.50
Stock options exercised on May 8, 2017	(7,060)	$1.50
Stock options cancelled on May 17, 2017	(10,000)	$1.50
Stock options exercised on May 23, 2017	(80,000)	$0.25
Stock options exercised on July 6, 2017	(200,000)	$0.05
Stock options exercised on July 17, 2017	(220,000)	$0.25
Options issued on August 14, 2017	1,280,000	$2.75
Stock options exercised on August 29, 2017	(7,940)	$1.50
Stock options exercised on December 19, 2017	(25,000)	$0.25
Stock options exercised on December 19, 2017	(750,000)	$1.50
Balance at December 31, 2017	8,080,000	$1.21
Stock options exercised on January 8, 2018	(124,000)	$0.25
Stock options exercised on January 26, 2018	(100,000)	$0.25
Stock options exercised on March 8, 2018	(50,000)	$0.25
Stock options exercised on March 13, 2018	(176,000)	$0.25
Stock options exercised on March 22, 2018	(50,000)	$0.25
Stock options exercised on March 26, 2018	(240,000)	$0.25
Stock options exercised on March 28, 2018	(325,000)	$0.25
Stock options exercised on March 29, 2018	(562,996)	$2.75
Balance at March 31, 2018	6,452,004	$1.23

Zomedica Pharmaceuticals Corp.

Notes to the condensed unaudited interim consolidated financial statements

For the three months ended March 31, 2018 and 2017

(Stated in United States dollars)

10.	Stock-based compensation (continued)

As at March 31, 2018, details of the issued and outstanding stock options are as follows:

Grant date	Exercise price (CDN$)	Number of options issued and outstanding	Number of vested options outstanding	Weighted Avg Remaining Life (years)
March 28, 2016	$0.25	2,100,000	2,100,000	0.06
December 21, 2016	$1.50	3,100,000	3,100,000	0.73
February 24, 2017	$1.50	535,000	535,000	0.90
August 14, 2017 (a)	$2.75	642,004	642,004	1.37
August 14, 2017 (b)	$2.75	75,000	71,978	0.37

The fair value of options granted during the three months ended March 31, 2018 was estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions:

	March 28, 2016	April 21, 2016	December 21, 2016
Volatility	63%	63%	58%
Risk-free interest rate	0.56%	1.12%	0.81%
Expected life (in years)	2.06	1	2
Dividend yield	0%	0%	0%
Common share price	CDN $0.20	CDN $0.20	CDN $1.45
Strike price	CDN $0.25	CDN $0.25	CDN $1.50
Forfeiture rate	nil	nil	nil

	February 24, 2017	August 14, 2017 (a)	August 14, 2017 (b)
Volatility	59%	59%	83%
Risk-free interest rate	0.81%	1.22%	1.22%
Expected life (in years)	2	2	1
Dividend yield	0%	0%	0%
Common share price	CDN $1.35	CDN $2.40	CDN $2.40
Strike price	CDN $1.50	CDN $2.75	CDN $2.75
Forfeiture rate	nil	nil	nil

The Company recorded $5,691 of stock-based compensation for the three months ended March 31, 2018. The Company recorded the cash receipt of $1,407,786 as capital stock and reclassified $351,438 of stock- based compensation to capital stock due to the exercise of 1,627,996 options disclosed above.

Volatility is determined based on volatilities of comparable companies when the Company does not have its own sufficient trading history. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on an average of the term of the options.

The risk-free rate assumed in valuing the options is based on the Canadian treasury yield curve in effect at the time of grant for the expected term of the option. The expected dividend yield percentage at the date of grant is Nil as the Company is not expected to pay dividends in the foreseeable future. The Company has estimated its stock option forfeitures to be Nil for the three months ended March 31, 2018 (three months ended March 31, 2017 - $Nil).

Zomedica Pharmaceuticals Corp.

Notes to the condensed unaudited interim consolidated financial statements

For the three months ended March 31, 2018 and 2017

(Stated in United States dollars)

11.	Commitments and Contingencies

Total future annual lease payments for the premises are as follows:

2018	21,740
Total	$21,740

12.	Financial instruments

(a)	Fair values

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

Zomedica Pharmaceuticals Corp.

Notes to the condensed unaudited interim consolidated financial statements

For the three months ended March 31, 2018 and 2017

(Stated in United States dollars)

12.	Financial instruments (continued)

(b)	Interest rate and credit risk

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

The following are the contractual maturities of the undiscounted cash flows of financial liabilities as at March 31, 2018 and December 31, 2017:

March 31, 2018
	Less than 3 months	3 to 6 months	6 to 9 months	9 months 1 year	Greater than 1 year	Total
	$	$	$	$	$	$
Third parties
Accounts payable and accrued liabilities	1,266,324	-	-	-	-	1,266,324
	1,266,324	-	-	-	-	1,266,324

December 31, 2017
	Less than 3 months	3 to 6 months	6 to 9 months	9 months 1 year	Greater than 1 year	Total
	$	$	$	$	$	$
Third parties
Accounts payable and accrued liabilities	828,737	-	-	-	-	828,737
	828,737	-	-	-	-	828,737

Zomedica Pharmaceuticals Corp.

Notes to the condensed unaudited interim consolidated financial statements

For the three months ended March 31, 2018 and 2017

(Stated in United States dollars)

13.	Segmented information

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

	March 31, 2018	December 31, 2017
Total assets	$	$
Canada	3,189,706	3,519,918
US	1,705,852	1,695,904

Total property and equipment
US	347,677	371,157

14.	Schedule of expenses

	For the three months ended March 31, 2018
	Research and Development	Professional Fees	General and Administrative

Salaries, bonus and benefits	$152,372	$-	$643,288
Contracted expenditures	269,523	-	-
Marketing and investor relations	-	-	81,193
Travel and accommodation	1,789	-	121,404
Insurance	15,960	-	80,460
License fees	25,000	-	-
Office	6,517	-	76,947
Consultants	37,116	371,947	-
Regulatory	18,788	-	103,558
Rent	7,826	-	43,019
Supplies	65,450	-	10,302
Total	$600,341	$371,947	$1,160,171

	For the three months ended March 31, 2017
	Research and Development	Professional Fees	General and Administrative

Salaries, bonus and benefits	$170,912	$-	$556,863
Contracted expenditures	247,845	-	5,610
Marketing and investor relations	-	-	40,097
Travel and accommodation	1,967	-	78,342
Insurance	17,467	-	41,520
Office	8,100	-	30,268
Consultants	92,444	381,536	-
Regulatory	25,775	-	14,454
Rent	7,224	-	43,621
Supplies	44,715	-	16,250
Total	$616,449	$381,536	$827,025

Zomedica Pharmaceuticals Corp.

Notes to the condensed unaudited interim consolidated financial statements

For the three months ended March 31, 2018 and 2017

(Stated in United States dollars)

15.	Capital risk management

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

16.	Loss per share

	For the three months ended March 31, 2017	For the three months ended March 31, 2018

Numerator
Net loss for the period	$2,171,328	$1,832,736
Denominator
Weighted average shares - basic	90,517,702	84,418,182
Stock options	-	-
Denominator for diluted loss per share	90,517,702	84,418,182

Loss per share - basic and diluted	$(0.02)	$(0.02)

For the above-mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted loss per share in the periods presented, as their effect would have been anti-dilutive.

17.	Related party transactions and key management compensation

Key management personnel are comprised of the Company’s directors and executive officers. In addition to their salaries, key management personnel also receive share-based compensation. Key management personnel compensation is as follows:

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Salaries and benefits, including bonuses	$344,891	$322,786
Stock-based compensation	-	151,020
Total	$344,891	$473,806

18.	Subsequent events

Subsequent to March 31, 2018, 154,000 stock options were exercised for cash proceeds of $24,005. On May 10, 2018, the Company entered into a development, commercialization and exclusive distribution agreement with Seraph Biosciences, Inc. Under the terms of this agreement, the Company will have exclusive global veterinary industry rights to develop and market a novel pathogen detection system in the form of an innovative point-of-care diagnostic instrument. On May 15, 2018, the Company announced it commenced a private offering of its common shares offering an aggregate of up to 4,651,162 common shares at a price of $2.15 per share (for aggregate gross proceeds of up to $10,000,000 in the United States to accredited investors). The offering is also being made in Canada in reliance upon prospectus and registration exemptions in accordance with applicable Canadian securities laws. As of May 15, 2018, the Company had sold an aggregate of 255,815 common shares for gross proceeds of $550,000 in the offering. The Company expects to close the offering in one or more tranches on or before June 28, 2018.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, and those set forth in our most recent Annual Report on Form 10-K particularly those under “Risk Factors” discussed below and in our most recent Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	the success, cost and timing of our research and development activities, validation studies and pivotal trials, including with respect to our lead product candidates, ZM-020, ZM-017, ZM-012, ZM-006, ZM-007 and ZM-011;

•	our ability to obtain regulatory approval from the FDA-CVM and/or the USDA-CVB for our pharmaceutical and diagnostic product candidates, as applicable;

•	our ability to obtain funding for our operations;

•	the ability of our CROs to appropriately conduct our safety studies and certain development activities;

•	the ability of our CMOs to manufacture and supply our product candidates in accordance with cGMP and our clinical needs;

•	our plans to develop and commercialize any product candidates for which we receive regulatory approval;

•	our ability to develop and commercialize product candidates that can compete effectively against the product candidates developed and commercialized by our competitors;

•	the size and growth of the veterinary diagnostics and therapeutics markets;

•	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

•	regulatory developments in the United States;

•	the loss of key scientific or management personnel;

•	our expectations regarding the period during which we will be an “emerging growth company” under the JOBS Act;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and

•	our status as a PFIC for U.S. federal income tax purposes.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipate in our forward-looking statements. Please see “Risk Factors” below and in our most recent Annual Report on Form 10-K for additional risks which could adversely impact our business and financial performance.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

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

Together with our strategic partners, we are developing a Raman spectroscopy-based point-of-care diagnostic platform for the detection of pathogens, liquid biopsy assays for the detection of cancer and related consumables. The regulatory pathway to obtain pre-market regulatory approval of companion animal diagnostics is significantly shorter than for similar diagnostic products intended for human use. In certain cases, pre-market regulatory approval may be unnecessary, depending on the intended use of the diagnostic.

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

We are a development-stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred net losses of $2,171,328 and $1,832,736 for the three months ended March 31, 2018 and March 31, 2017, respectively, and $8,065,072 and $5,740,492 for the year ended December 31, 2017 and December 31, 2016, respectively. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations. As of March 31, 2018, we had an accumulated deficit of $17,797,428 and cash and cash equivalents of $3,134,920.

For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our product development activities, commercialize them if they do not require U.S. Food and Drug Administration’s Center for Veterinary Medicine, or FDA-CVM, pre-market approval, and seek regulatory approvals for our product candidates where required from the FDA-CVM or the United States Department of Agriculture Center for Veterinary Biologics, or the USDA-CVB.

For further information on the regulatory, business and product pipeline, please see the “Business” section of the Annual Report on Form 10-K. For further information on the risk factors, please see the “Risk Factors” section of the Annual Report on Form 10-K and Quarterly Report on Form 10-Q.

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

We have a point-of-care diagnostic platform, ZM-020, for the detection of pathogens in urine and fecal samples, and a non-invasive diagnostic assay or blood test, ZM-017, that we are developing as an aid for veterinarians in diagnosing cancer in canines.

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

We typically use our employee and infrastructure resources across multiple development programs. We track outsourced development costs by product candidate. We allocate personnel and other internal costs related to development of ZM-020 and ZM-017.

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

We calculate stock-based compensation using the fair value method, under which the fair value of the options at the grant date is calculated using the Black-Scholes Option Pricing Model, and subsequently expensed over the vesting period of the option. The provisions of our stock-based compensation plans do not require us to settle any options by transferring cash or other assets, and therefore we classify the awards as equity. Stock-based compensation expense recognized during the period is based on the value of stock-based payment awards that are ultimately expected to vest. We estimate forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Volatility is determined based on volatilities of comparable companies as Company does not have its own trading history. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on an average of the term of the options. The risk-free rate assumed in valuing the options is based on the Canadian treasury yield curve in effect at the time of grant for the expected term of the option. The expected dividend yield percentage at the date of grant is Nil as we are not expected to pay dividends in the foreseeable future.

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

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Our results of operations for the three months ended March 31, 2018 and March 31, 2017 are as follows:

	Three months ended March 31, 2018	Three months ended March 31, 2017	Change
	$	$	$	%
Expenses
Research and development	600,341	616,449	(16,108)	-3%
General and administrative	1,160,171	827,025	333,146	40%
Professional fees	371,947	381,536	(9,589)	-3%
Amortization	686	699	(13)	-2%
Depreciation	36,699	20,308	16,391	81%
Loss from operations	2,169,844	1,846,017	323,827	18%

Gain on settlement of liabilities	-	(5,000)	5,000	N/A
Foreign exchange loss (gain)	1,484	(8,281)	9,765	-118%
Loss before income taxes	2,171,328	1,832,736	338,592	18%

Income tax expense	-	-	-	N/A

Net loss and comprehensive loss	2,171,328	1,832,736	338,592	18%

Revenue

We did not generate any revenue during the three months ended March 31, 2018 and March 31, 2017.

Research and Development

Research and development expense for the three months ended March 31, 2018 was $600,341 compared to $616,449 for the three months ended March 31, 2017, a decrease of $16,108 or 3%. The decrease was primarily due to a reduction in consulting expenses as we increased our internal R&D activities with the hiring of additional fulltime employees as part of our development of ZM-017. However, there was also a reduction in salaries, bonuses and benefits as we did not have a Chief Medical Officer in the three months ended March 31, 2018. Significant expenditures include contracted outsourced activities of $269,523, salaries of $152,372, supplies of $65,450, consultant fees of $37,116, and licensing fees of $25,000. These relate to an increased level of lab activities, including in vitro and in vivo work, to support the further development of our product candidates ZM-017, ZM-012, ZM-006, ZM-007 and ZM-011. We expect that our R&D expenditures in 2018 will be significantly higher than in 2017, due to the initiation of pilot and pivotal studies related to our four investigational new animal drug applications, work related to verification and validation of ZM-020 and ZM-017, and additional veterinary pharmaceutical candidates, diagnostic developments and technologies.

General and Administrative

General and administrative expense for the three months ended March 31, 2018 was $1,160,171, compared to $827,025 for the three months ended March 31, 2017, an increase of $333,146 or 40%. The increase was primarily due to significant expenses related to the addition of personnel, accounting for salaries of $643,288. Other expenses included travel and accommodation of $121,404, regulatory expense of $103,558, marketing and investor relations costs of $81,193, insurance costs of $80,460, office expenses of $76,947, and rent of $43,019. We expect that general and administrative expense will increase in 2018 and future periods as we increase our level of activity.

Professional Fees

Professional fees for the three months ended March 31, 2018 were $371,947 compared to $381,536 for the three months ended March 31, 2017, a decrease of $9,589 or 3%. The decrease was primarily due to completion of the listing of our common shares on the NYSE American on November 21, 2017. Professional fees for the 2018 period consisted primarily of consulting fees incurred in connection with preparation and completion of additional SEC filings and updates, and costs incurred in being a public company across two jurisdictions, Canada and U.S.

Net Loss

Our net loss for the three months ended March 31, 2018 was $2,171,328, or $0.02 per share, compared with a net loss of $1,832,736, or $0.02 per share, for the three months ended March 31, 2017, an increase of $338,592 or 18%. The net loss in each period was attributed to the matters described above. We expect to continue to record net losses in future periods until such time as have sufficient revenue from our product candidates to offset our operating expenses.

Cash Flows

Three months ended March 31, 2018 compared to three months ended March 31, 2017

The following table shows a summary of our cash flows for the periods set forth below:

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017	Change
	$	$	$	%
Cash flows used in operating activities	(1,707,794)	(1,553,802)	(153,992)	10%
Cash flows provided by financing activities	1,407,786	251,559	1,156,227	460%
Cash flows used in investing activities	(13,219)	(157,402)	144,183	-92%
Increase (decrease) in cash	(313,227)	(1,459,645)	1,146,418	-79%
Cash and cash equivalents, beginning of period	3,448,147	3,226,680	221,467	7%
Cash and cash equivalents, end of period	3,134,920	1,767,035	1,367,885	77%

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $1,707,794, compared to $1,553,802 for the three months ended March 31, 2017, an increase of $153,992, or 10%. The increase resulted primarily from our net loss of $2,171,328 for the three months ended March 31, 2018, compared to our net loss of $1,832,736 for the three months ended March 31, 2017. The largest uses of cash stemmed from an increase in salaries, bonus and benefits as we had 21 employees at March 31, 2018, compared to 16 employees at March 31, 2017. Other significant increases in uses of cash include regulatory and insurance expenses related to our listing on the NYSE American, and increased travel and accommodation expenses related to business development and pre-marketing activities.

Net cash used in operating activities for the three months ended March 31, 2017 was $1,553,802, which resulted primarily from our net loss of $1,832,736. The largest uses of cash were for employee salaries, bonus and benefits, professional fees and consulting expenses related to the preparation of our initial U.S. registration statement, and work on our application to list our common shares on the NYSE American.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 was $1,407,786, compared to net cash provided by financing activities of $251,559 for the three months ended March 31, 2017, an increase of $1,156,227, or 460%. The increase resulted from the proceeds from the exercise of stock options for $1,407,786.

Net cash provided by financing activities for the three months ended March 31, 2017 was $251,559, which relates to the sale of $250,000 of our common shares, which was part of the private placement that closed in April 2017, and proceeds from the exercise of stock options for $17,149, which was partially offset by repayment on a shareholder loan of $6,726 and stock issuance costs of $8,864.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was $13,219, compared to $157,402 for the three months ended March 31, 2017, a decrease of $144,183, or 92%. The decrease resulted primarily from the completion of build-out of additional office space in Ann Arbor.

Net cash used in investing activities for the three months ended March 31, 2017 was $157,402, which primarily resulted from leasehold improvements and the purchase of furniture and equipment for our additional office space in Ann Arbor.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in May 2015. As of March 31, 2018, we had an accumulated deficit of $17,797,428. We have funded our working capital requirements primarily through the sale of our common shares and the exercise of stock options. At March 31, 2018, we had cash and cash equivalents of $3,134,920.

Working capital (defined as current assets minus current liabilities) was $2,748,816 as at March 31, 2018. This was primarily due to cash and cash equivalents of $3,134,920 and prepaid expenses and deposits of $810,839, partially offset by accounts payables and accrued liabilities of $1,266,324.

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

On May 15, 2018, the Company announced it commenced a private offering of its common shares offering an aggregate of up to 4,651,162 common shares at a price of $2.15 per share (for aggregate gross proceeds of up to $10,000,000 in the United States to accredited investors). The offering is also being made in Canada in reliance upon prospectus and registration exemptions in accordance with applicable Canadian securities laws. As of May 15, 2018, the Company had sold an aggregate of 255,815 common shares for gross proceeds of $550,000 in the offering. The Company expects to close the offering in one or more tranches on or before June 28, 2018.

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

Based on the closing price of our common shares on March 31, 2018, the market price of our common shares exceeded the exercise price of our outstanding stock options. To the extent that some or all of such stock options are exercised, we would receive the proceeds of such exercises which would provide additional capital for our company. However no assurance can be given that any of such stock options will be exercised or as to the proceeds and timing of any exercises that do occur. The willingness of option holders to exercise their options depends on a number of factors, including, without limitation: the future market price of our common shares; the availability of capital to fund the payment of the exercise price of such options, the tax consequences of any such exercises and the ability of such option holders to resell some or all of the common shares received upon such exercises.

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

Recent Accounting Pronouncements

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2018.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors.

RISK FACTORS

Risks Related to Our Business

We have a limited operating history, are not profitable and may never become profitable.

We are a development stage veterinary diagnostic and pharmaceutical company creating products for companion animals (canine, feline and equine) by focusing on the unmet needs of clinical veterinarians. Since the commencement of our business in May 2015, our operations have been primarily limited to the identification of product candidates and research and development of our diagnostic and drug product candidates, ZM-020, a Raman spectroscopy-based point-of-care diagnostic platform, ZM-017, a non-invasive diagnostic assay or blood test for the detection of certain cancers in canines, ZM-012 and ZM-007, an anti-diarrheal in pill form and oral suspension respectively that is intended for use in dogs, ZM-006, a transdermal gel treatment for hyperthyroidism, a metabolic disorder, which is intended for use in cats and ZM-011, a transdermal gel treatment for behavioral disorders intended for use in cats. As a result, we have limited historical operations upon which to evaluate our business and prospects and we have not yet demonstrated an ability to obtain approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in emerging fields such as the companion animal pharmaceuticals and health care solutions industries.

We also have not generated any revenue to date, and we expect to continue to incur significant research and development costs and other expenses. Our net loss and comprehensive loss for the three months ended March 31, 2018 and March 31, 2017 was $2,171,328 and $1,832,736, respectively and for the years ended December 31, 2017 and December 31, 2016 was $8,065,072 and $5,740,492, respectively. Our accumulated deficit as of December 31, 2017 was $15,626,100. As of December 31, 2017, we had total shareholders' equity of $4,387,085. We expect to continue to incur losses for the foreseeable future, which will increase significantly from historical levels as we expand our product development activities (including conducting required clinical studies and trials), seek necessary approvals for our product candidates, and begin commercialization activities. Even if we succeed in developing and broadly commercializing one or more of our product candidates, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or cease operations.

We will need to raise additional capital to achieve our goals.

We do not have any products approved for sale. Although we believe that we do not require pre-market approval from the U.S. Food and Drug Administration’s Center for Veterinary Medicine, or the FDA-CVM, to market and sell ZM-020, our Raman spectroscopy-based point-of-care diagnostic platform, or ZM-017, the circulating tumor cell, or CTC, diagnostic assay that we are developing, we do not expect to commence marketing of these solutions until the second half of 2018.

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

We are also seeking to identify potential complementary opportunities in the veterinary diagnostics and therapeutics sectors. We will continue to expend substantial resources for the foreseeable future to develop our existing product candidates and any other product candidates that we may develop or acquire. These expenditures will include: costs of identifying additional potential product candidates; costs associated with drug formulation; costs associated with conducting pilot and pivotal trials and clinical studies; costs associated with completing other research and development activities; costs associated with payments to technology licensors and maintaining other intellectual property; costs of obtaining regulatory approvals; costs associated with securing contract manufacturers to meet our commercial manufacturing and supply capabilities; and costs associated with marketing and selling any of our products approved for sale. We also may incur unanticipated costs. Because the outcome of our development activities and commercialization efforts is inherently uncertain, the actual amounts necessary to successfully complete the development and commercialization of our existing or future product candidates may be greater or less than we anticipate.

As a result, we will need to obtain additional capital to fund the development of our business. Except for our $5,000,000 unsecured working capital loan facility and the private offering of our common shares offering up to 4,651,162 common shares at a price of $2.15 per share discussed above, we have no existing agreements or arrangements with respect to any financings, and any such financings may result in dilution to our shareholders, the imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business or the value of our common shares.

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

We have no products approved for sale in any jurisdiction and are focused primarily on the development of our lead diagnostic and drug product candidates, ZM-020, ZM-017, ZM-012, ZM-007, ZM-006 and ZM-011. Accordingly, our near-term prospects, including our ability to generate material product revenue, or enter into potential strategic transactions, will depend heavily on the successful development and commercialization of one or more of our lead candidates, which in turn will depend on a number of factors, including the following:

•	the successful completion of clinical validation of our diagnostic product candidates, which may take significantly longer than we anticipate and will depend, in part, upon the satisfactory performance of third-party contractors;

•	the successful completion of pilot testing and pivotal efficacy and safety trials of one or more of our drug product candidates, which may take significantly longer than we anticipate and will depend, in part, upon the satisfactory performance of third-party contractors;

•	our ability to demonstrate to the satisfaction of the FDA-CVM or the USDA Center for Veterinary Biologics, or USDA-CVB, as applicable, the safety and efficacy of our drug product candidates and to obtain regulatory approvals;

•	the ability of our third-party contract manufacturers to manufacture supplies of any of our product candidates and to develop, validate and maintain viable commercial manufacturing processes that are compliant with Good Manufacturing Practices or GMP;

•	our ability to successfully market any product candidate for which marketing approval is received, whether alone or in collaboration with others;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of our product candidates compared to alternative and competing treatments;

•	the acceptance of our product candidates as safe and effective by veterinarians, pet owners and the animal health community;

•	our ability to achieve and maintain compliance with all regulatory requirements applicable to our business; and

•	our ability to obtain and enforce our intellectual property rights and obtain marketing exclusivity for our product candidates, and avoid or prevail in any third-party patent interference, patent infringement claims or administrative patent proceedings initiated by third parties or the United States Patent and Trademark Office (“USPTO”).

Many of these factors are beyond our control. Accordingly, we cannot assure you that we will be successful in developing or commercializing any of our product candidates. If we are unsuccessful or are significantly delayed in developing and commercializing ZM-020, ZM-017, ZM-012, ZM-007, ZM-006 or ZM-011 or any of our other product candidates, our business and prospects will be materially adversely affected and you may lose all or a portion of your investment.

Our product candidates will face significant competition and may be unable to compete effectively.

The development and commercialization of veterinary diagnostics and pharmaceuticals is highly competitive and our success depends on our ability to compete effectively with other products in the market.

There are a number of competitors in the diagnostic market that have substantially greater financial and operational resources and established marketing, sales and service organizations. We expect to compete primarily with commercial clinical laboratories, hospitals’ clinical laboratories and other veterinary diagnostic equipment manufacturers. Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc., Antech Diagnostics, a unit of VCA Inc., Abaxis, Inc., Heska Corporation and Zoetis Inc. We must develop our distribution channels and build our direct sales force in order to compete effectively in these markets. If we are unable to effectively manage our distribution channels in our highly competitive industry, we may fail to retain customers or obtain new customers and our business will suffer.

If our drug product candidates are approved, we expect to compete with large animal health companies including Merck Animal Health, the animal health division of Merck & Co., Inc.; Elanco, the animal health division of Eli Lilly and Company; Bayer Animal Health, the animal health division of Bayer AG; Novartis Animal Health, the animal health division of Novartis AG; Boehringer Ingelheim Animal Health, the animal health division of Boehringer Ingelheim GmbH; and Zoetis, Inc., as well as European companies such as Virbac S.A., Vetoquinol S.A. and Dechra Pharmaceuticals PLC We are also aware of several smaller early stage companies that are developing products for use in the pet therapeutics market, including Kindred Biosciences, Inc., Aratana Therapeutics, Inc., Parnell Pharmaceuticals Holdings Ltd. and Jaguar Animal Health, Inc. We also expect to compete with academic institutions, governmental agencies and private organizations that are conducting research in the field of animal health medicines.

We target drug product candidates for which the API, while having been approved for use in human drugs, has not been previously approved for use in animals. If we are the first to gain approval for the use of such API in animals, our drug products will benefit from between three and seven years of marketing exclusivity in the United States for the approved indication. We also plan to differentiate our products, where possible, with alternative drug delivery systems that are more conducive to dosing for the target companion animal species, but we cannot assure you that we will be able to prevent our competitors from developing substantially similar products and bringing those products to market earlier than we are able to.

Our drug product candidates will face competition from various products approved for use in humans that are used off-label in animals, and all of our products will face potential competition from new products in development. These and other potential competing products may benefit from greater brand recognition and brand loyalty than our drug product candidates may achieve.

Many of our competitors and potential competitors have substantially more financial, technical and human resources than we do. Many also have far more experience than we have in the development, manufacture, regulation and worldwide commercialization of animal health medicines, including pet therapeutics. We also expect to compete with academic institutions, governmental agencies and private organizations that are conducting research in the fields of animal diagnostics and animal health. If such competing products are commercialized prior to our product candidates, or if our intellectual property protection and efforts to obtain regulatory exclusivity fail to provide us with exclusive marketing rights for some of our therapeutic products, we may be unable to compete effectively in the markets in which we participate. Contractual agreements between clinics and from competitors may limit practices’ ability to use other tests and technologies due to predetermined minimums in those agreements.

Development of product candidates for use in companion animal health is an inherently expensive, time-consuming and uncertain, and any delay or discontinuance of validation or pivotal studies for our current or future product candidates would significantly harm our business and prospects.

Development of product candidates for use in companion animals is an inherently lengthy, expensive and uncertain process, and there is no assurance that our development activities will be successful. We do not know whether the validation studies of ZM-017 or ZM-020, or the pivotal studies of ZM-012, ZM-007, ZM-006 or ZM-011, or of any of our other product candidates, will begin or conclude on time, and they may be delayed or discontinued for a variety of reasons, including if we are unable to:

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

We will rely on third parties to conduct certain portions of our development activities. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our product candidates.

We have used contract manufacturing organizations (“CMOs”) and contract research organizations (“CROs”) to conduct our manufacturing and research and development activities. We expect to continue to do so, including with respect to our manufacturing, clinical validation, pilot studies and pivotal trials of ZM-020, ZM-017, ZM-012, ZM-007, ZM-006 and ZM-011. These CMOs and CROs are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs or manage the risks associated with their activities on our behalf. We are responsible to regulatory authorities for ensuring that each of our product candidates is manufactured using good manufacturing practices and studies are conducted in accordance with the development plans and trial protocols, and any failure by our CMOs and CROs to do so may adversely affect our ability to obtain regulatory approvals, subject us to penalties, or harm our credibility with regulators. The FDA-CVM also requires us and our CMOs and CROs to comply with regulations and standards, commonly referred to as good manufacturing practices, or GMPs, good clinical practices, or GCPs, and good laboratory practices, or GLPs, collectively called GXPs, for conducting, monitoring, recording and reporting the results of our manufacturing and studies to ensure that the data and results are scientifically credible and accurate.

Our agreements with our CMOs and CROs may allow termination by the CMOs and CROs in certain circumstances with little or no advance notice to us. These agreements generally will require our CMOs and CROs to reasonably cooperate with us at our expense for an orderly winding down of the CMOs’ and CROs’ services under the agreements. If the CMOs and CROs conducting our manufacturing and studies do not comply with their contractual duties or obligations to us, or if they experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our development protocols or GXPs or for any other reason, we may need to secure new arrangements with alternative CMOs and CROs, which could be difficult and costly. In such event, our studies also may need to be extended, delayed or terminated as a result, or may need to be repeated. If any of the foregoing were to occur, regulatory approval and commercialization of our product candidates may be delayed and we may be required to expend substantial additional resources.

The failure of any CMO and CRO to perform adequately or the termination of any arrangements with any of them may adversely affect our business.

Risks Related to Government Regulation

Various government regulations could limit or delay our ability to develop and commercialize our products or otherwise negatively impact our business.

In the U.S., the manufacture and sale of certain diagnostic products are regulated by agencies such as the USDA, the FDA or the EPA. While our point-of-care Raman spectroscopy-based diagnostic solution and our diagnostic test for canine cancer do not require approval by the USDA prior to sale in the U.S., these diagnostic solutions will be subject to post-marketing oversight by the FDA-CVM. In addition, delays in obtaining regulatory approvals for new products or product upgrades could have a negative impact on our growth and profitability.

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

Risks Related to Intellectual Property

Our diagnostic assay technologies depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from marketing our diagnostic product candidates.

Our Raman spectroscopy-based point-of-care diagnostic product is dependent on a license from Seraph Biosciences, Inc., while our canine cancer diagnostic assay technology is dependent on a license from Celsee, Inc. We do not own the intellectual property rights that underlie these licenses. Our rights to use the technology we license are subject to the negotiation of, continuation of and compliance with the terms of our licenses. We do not control the prosecution, maintenance or filing of the patents and other intellectual property licensed to us, or the enforcement of these intellectual property rights against third parties. The patents and patent applications underlying our licenses were not written by us or our attorneys, and we do not have control over the drafting and prosecution of such rights. Seraph and Celsee might not have given the same attention to the drafting and prosecution of patents and patent applications as we would have if we had been the owners of the intellectual property rights and had control over such drafting and prosecution. We cannot be certain that drafting and/or prosecution of the licensed patents and patent applications has been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed on the accompanying index to exhibits immediately preceding the exhibits are filed as part of, or hereby incorporated by reference into, this Quarterly Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zomedica Pharmaceuticals Corp.

By:	/s/ Gerald Solensky Jr.
Name:	Gerald Solensky Jr.
Title:	Chief Executive Officer

By:	/s/ Shameze Rampertab
Name:	Shameze Rampertab
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))

3.2	Amended and Restated By-Law No. 1 of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))

3.3	Certificate of Amendment and Registration of Restated Articles of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))

3.4	Certificate of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

