Form 10-Q
period 2018-06-30
Zomedica Pharmaceuticals Corp.
filed 2018-08-09
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to_________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
			Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 9, 2018, 94,511,209 shares of the registrant’s common shares, without par value, were issued and outstanding.

Zomedica Pharmaceuticals Corporation

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated balance sheets

As at June 30, 2018 and December 31, 2017

(Stated in United States dollars)

		June 30,	December 31,
	Note	2018	2017

Assets

Current assets:
Cash and cash equivalents		$4,279,163	$3,448,147
Prepaid expenses and deposits	5	1,135,234	786,273
Trade and other receivable		49,627	28,272
		5,464,024	4,262,692

Prepaid expenses and deposits	5	495,481	566,832
Property and equipment	6	444,692	371,157
Intangible assets	7	13,762	15,141
		$6,417,959	$5,215,822

Liabilities and shareholders' equity

Current liabilities:
Accounts payable and accrued liabilities		$1,683,802	$828,737
		1,683,802	828,737

Shareholders' equity:
Capital stock
Authorized
Unlimited common shares without par value
Issued and outstanding
94,511,209 common shares (2017 - 90,225,869)	9	25,258,124	18,244,659
Additional paid-in capital	10	1,417,860	1,768,526
Accumulated deficit		(21,941,827)	(15,626,100)
		4,734,157	4,387,085

		$6,417,959	$5,215,822

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated statements of operations and comprehensive loss

For the three and six months ended June 30, 2018 and 2017

(Stated in United States dollars)

		Three months ended June 30,		Six months ended June 30,
	Note	2018	2017	2018	2017

Expenses:
Research and development	14	$2,534,620	$504,235	$3,134,961	$1,120,684
General and administrative	14	1,248,490	748,610	2,408,662	1,575,635
Professional fees	14	336,455	314,658	708,402	696,194
Amortization	7	693	700	1,379	1,399
Depreciation	6	27,459	22,782	64,158	43,090
Loss from operations		4,147,717	1,590,985	6,317,562	3,437,002
Gain on settlement of liabilities		-	-	-	(5,000)
Foreign exchange gain		(3,319)	(2,615)	(1,835)	(10,896)
Loss before income taxes		4,144,398	1,588,370	6,315,727	3,421,106
Income tax expense		-	-	-	-
Net loss and comprehensive loss		$4,144,398	$1,588,370	$6,315,727	$3,421,106

Weighted average number of common shares - basic and diluted		92,527,470	87,077,768	91,527,862	85,622,780

Loss per share - basic and diluted		$(0.04)	$(0.02)	$(0.07)	$(0.04)

Nature of operations and going concern (Note 1)

Commitments and contingencies (Note 11)

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated statements of shareholders’ equity

For the three and six months ended June 30, 2018 and 2017

(Stated in United States dollars)

	Note	Number of capital stock	Capital stock	Additional paid-in capital	Accumulated deficit	Total

Balance at December 31, 2016		83,964,569	$10,189,973	$1,205,456	$(7,561,028)	$3,834,401
Stock issuance for services	9	43,613	45,000	-	-	45,000
Stock issuance for financing, net of cost	9	2,902,682	3,215,876	-	-	3,215,876
Stock-based compensation	10	-	-	161,590	-	161,590
Stock issued due to exercise of options	9	497,060	53,707	(14,163)	-	39,544
Net loss for the period		-	-	-	(3,421,106)	(3,421,106)
Balance at June 30, 2017		87,407,924	$13,504,556	$1,352,883	$(10,982,134)	$3,875,305

Balance at December 31, 2017		90,225,869	$18,244,659	$1,768,526	$(15,626,100)	$4,387,085
Stock issuance for services	9	641,717	1,238,513	-	-	1,238,513
Stock issuance for financing, net of cost	9	1,861,627	3,978,690	-	-	3,978,690
Stock-based compensation		-	-	7,288	-	7,288
Stock issued due to exercise of options	10	1,781,996	1,796,262	(357,954)	-	1,438,308
Net loss for the period		-	-	-	(6,315,727)	(6,315,727)
Balance at June 30, 2018		94,511,209	$25,258,124	$1,417,860	$(21,941,827)	$4,734,157

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated statements of cash flows

For the three and six months ended June 30, 2018 and 2017

(Stated in United States dollars)

		Three months ended June 30,		Six months ended June 30,
	Note	2018	2017	2018	2017

Cash flows used in operating activities:
Net loss for the period		$(4,144,398)	$(1,588,370)	$(6,315,727)	$(3,421,106)
Adjustments for
Depreciation	6	27,459	22,782	64,158	43,090
Amortization	7	693	700	1,379	1,399
Stock issued for services	9	1,238,513	-	1,238,513	45,000
Stock-based compensation		1,597	-	7,288	161,590
Change in non-cash operating working capital
Trade and other receivable		19,754	7,288	(21,355)	3,109
Prepaid expenses		(241,270)	(22,434)	(247,764)	(60,399)
Deposits		(60,320)	1,391	(29,846)	(215,421)
Accounts payable and accrued liabilities		417,477	(533,321)	855,065	(223,028)
		(2,740,495)	(2,111,964)	(4,448,289)	(3,665,766)

Cash flows from financing activities:
Cash proceeds from financing	9	4,002,496	3,000,000	4,002,496	3,250,000
Cash received from stock option exercises	10	30,522	22,395	1,438,308	39,544
Cash paid on stock issuance costs		(23,806)	(25,260)	(23,806)	(34,124)
Repayments of shareholder loan		-	-	-	(6,726)
		4,009,212	2,997,135	5,416,998	3,248,694

Cash flows used in investing activities:
Investment in property and equipment	6	(124,474)	(2,398)	(137,693)	(159,800)
		(124,474)	(2,398)	(137,693)	(159,800)

Increase (decrease) in cash and cash equivalents		1,144,243	882,773	831,016	(576,872)

Cash and cash equivalents, beginning of period		3,134,920	1,767,035	3,448,147	3,226,680

Cash and cash equivalents, end of period		$4,279,163	$2,649,808	$4,279,163	$2,649,808

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

1.	Nature of operations and going concern

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

The dilutive effect of stock options is determined using the treasury stock method. Stock options to purchase common shares of the Company during the period were not included in the computation of diluted EPS because the Company has incurred a loss for the six months ended June 30, 2018 as the effect would be anti-dilutive.

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

Useful lives of property and equipment

As described in Note 3 above, the Company reviews the estimated useful lives of property and equipment with definite useful lives at the end of each year and assesses whether the useful lives of certain items should be shortened or extended, due to various factors including technology, competition and revised service offerings. During the six month period ended June 30, 2018 and June 30, 2017, the Company was not required to adjust the useful lives of any assets based on the factors described above.

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

The Company entered into a lease agreement with Wickfield Phoenix LLC effective on August 23, 2016. The Company prepaid the full outstanding balance of $801,973 on August 26, 2016 and recorded the prepaid rent due within a year as current. As at June 30, 2018, the Company has classified $155,220 as a current asset in the condensed unaudited interim consolidated balance sheet (December 31, 2017 - $155,220).

6.	Property and equipment

	Computer equipment	Furniture and equipment	Laboratory equipment	Leasehold improvements	Total
Cost
Balance at December 31, 2016	$61,598	$7,364	$243,529	$25,672	$338,163
Additions	89,557	68,694	2,200	11,285	171,736
Balance at December 31, 2017	151,155	76,058	245,729	36,957	509,899
Additions	22,763	4,172	110,758	-	137,693
Balance at June 30, 2018	173,918	80,230	356,487	36,957	647,592

Accumulated depreciation
Balance at December 31, 2016	13,858	1,490	29,783	3,998	49,129
Depreciation	28,944	10,355	45,092	5,222	89,613
Balance at December 31, 2017	42,802	11,845	74,875	9,220	138,742
Depreciation	20,284	5,754	20,558	17,562	64,158
Balance at June 30, 2018	63,086	17,599	95,433	26,782	202,900

Net book value as at:
December 31, 2017	$108,353	$64,213	$170,854	$27,737	$371,157
June 30, 2018	$110,832	$62,631	$261,054	$10,175	$444,692

7.	Intangible assets

	Computer software	Trademarks	Total
Cost
Balance at December 31, 2016	$5,143	$16,236	$21,379
Additions	-	-	-
Balance at December 31, 2017	5,143	16,236	21,379
Additions	-	-	-
Balance at June 30, 2018	5,143	16,236	21,379

Accumulated amortization
Balance at December 31, 2016	2,428	1,013	3,441
Amortization	1,715	1,082	2,797
Balance at December 31, 2017	4,143	2,095	6,238
Amortization	842	537	1,379
Balance at June 30, 2018	4,985	2,632	7,617

Net book value as at:
December 31, 2017	$1,000	$14,141	$15,141
June 30, 2018	$158	$13,604	$13,762

8.	Loan arrangements

On October 17, 2017, the Company entered into a loan arrangement with a shareholder of the Company, pursuant to which such shareholder has agreed to provide a loan facility to the Company, whereby the Company may borrow up to $5,000,000, with the proceeds to be used for working capital and general corporate purposes. The term of the loan facility is five (5) years, with principal and interest payments being due only at the time of maturity. Under the loan agreement, the Company may borrow in one or more advances, provided however that a minimum amount of $250,000 must be borrowed at any one time and not more than two advances may occur per month. Interest shall accrue at a rate of fourteen percent (14%) per annum, payable upon maturity. As of June 30, 2018, no amounts have been borrowed.

9.	Capital stock

The Company is authorized to issue an unlimited number of common stock, all without par value.

Issued and outstanding common stock:

	Number of common stock	Capital stock
Balance at December 31, 2016	83,964,569	$10,189,973
Stock issuance for services	43,613	45,000
Stock issued due to exercise of options	497,060	53,707
Stock issuance for financing, net of costs	2,902,682	3,215,876
Balance at June 30, 2017	87,407,924	$13,504,556

Balance at December 31, 2017	90,225,869	$18,244,659
Stock issuance for services (i)	641,717	1,238,513
Stock issued due to exercise of options (Note 10)	1,781,996	1,796,262
Stock issuance for financing, net of costs (ii)	1,861,627	3,978,690
Balance at June 30, 2018	94,511,209	$25,258,124

i.	On May 10, 2018, the Company issued 641,717 common shares in accordance with a development, commercialization and exclusive distribution agreement with Seraph Biosciences, Inc. and recognized $1,238,513 as a research and development expense in the condensed unaudited interim consolidated financial statements.

ii.	On May 15, 2018, the Company issued 255,815 common shares for gross proceeds of $550,000. On June 28, 2018, the Company issued 1,605,812 common shares for gross proceeds of $3,452,496. The Company recorded $23,806 of share issuance costs as an offset to capital stock.

10.	Stock-based compensation

During the three months ended June 30, 2018, 154,000 options were exercised. During the three months ended June 30, 2017, 87,060 options were exercised. During the six months ended June 30, 2018, 1,781,996 options were exercised. During the six months ended June 30, 2017, 497,060 options were exercised and the Company issued 535,000 stock options, each option entitling the holder to purchase one common share of the Company.

The continuity of stock options are as follows:

	Number of Options	Weighted Avg Exercise Price (CDN$)
Balance at December 31, 2016	7,975,000	0.84
Stock options exercised on February 21, 2017	(10,000)	0.25
Stock options exercised on February 21, 2017	(400,000)	0.05
Options issued on February 24, 2017	535,000	1.50
Stock options exercised on May 8, 2017	(7,060)	1.50
Stock options cancelled on May 17, 2017	(10,000)	1.50
Stock options exercised on May 23, 2017	(80,000)	0.25
Stock options exercised on July 6, 2017	(200,000)	0.05
Stock options exercised on July 17, 2017	(220,000)	0.25
Options issued on August 14, 2017	1,280,000	2.75
Stock options exercised on August 29, 2017	(7,940)	1.50
Stock options exercised on December 19, 2017	(25,000)	0.25
Stock options exercised on December 19, 2017	(750,000)	1.50
Balance at December 31, 2017	8,080,000	1.21
Stock options exercised on January 8, 2018	(124,000)	0.25
Stock options exercised on January 26, 2018	(100,000)	0.25
Stock options exercised on March 8, 2018	(50,000)	0.25
Stock options exercised on March 13, 2018	(176,000)	0.25
Stock options exercised on March 22, 2018	(50,000)	0.25
Stock options exercised on March 26, 2018	(240,000)	0.25
Stock options exercised on March 28, 2018	(325,000)	0.25
Stock options exercised on March 29, 2018	(562,996)	2.75
Stock options exercised on April 20, 2018	(154,000)	0.25
Stock options expired on April 21, 2018	(1,946,000)	0.25
Stock options cancelled on June 8, 2018	(100,000)	1.50
Stock options cancelled on June 21, 2018	(400,000)	1.50
Balance at June 30, 2018	3,852,004	1.73

10.	Stock-based compensation (continued)

As at June 30, 2018, details of the issued and outstanding stock options are as follows:

Grant date	Exercise price (CDN$)	Number of options issued and outstanding	Number of vested options outstanding	Weighted Avg Remaining Life (years)
December 21, 2016	$1.50	2,600,000	2,600,000	0.48
February 24, 2017	$1.50	535,000	535,000	0.65
August 14, 2017 a	$2.75	5,000	5,000	0.25
August 14, 2017 a	$2.75	637,004	637,004	1.12
August 14, 2017 b	$2.75	75,000	75,000	0.12

The fair value of options granted during the three and six months ended June 30, 2018 and year ended December 31, 2017 was estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions:

	February 24, 2017	August 14, 2017 (a)	August 14, 2017 (b)
Volatility	59%	59%	83%
Risk-free interest rate	0.81%	1.22%	1.22%
Expected life (in years)	2	2	1
Dividend yield	0%	0%	0%
Common share price	CDN $1.35	CDN $2.40	CDN $2.40
Strike price	CDN $1.50	CDN $2.75	CDN $2.75
Forfeiture rate	nil	nil	nil

The Company recorded $1,597 of stock-based compensation for the three months ended June 30, 2018 (three months ended June 30, 2017 - $Nil). The Company recorded $7,288 of stock-based compensation for the six months ended June 30, 2018 (six months ended June 30, 2017 - $161,590). The Company recorded the cash receipt of $30,522 as capital stock and reclassified $6,517 of stock-based compensation to capital stock due to the exercise of 154,000 options during the three months ended June 30, 2018. The Company recorded the cash receipt of $1,438,308 as capital stock and reclassified $357,954 of stock-based compensation to capital stock due to the exercise of 1,781,996 options during the six months ended June 30, 2018.

Volatility is determined based on volatilities of comparable companies when the Company does not have its own sufficient trading history. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on an average of the term of the options.

The risk-free rate assumed in valuing the options is based on the Canadian treasury yield curve in effect at the time of grant for the expected term of the option. The expected dividend yield percentage at the date of grant is Nil as the Company is not expected to pay dividends in the foreseeable future. The Company has estimated its stock option forfeitures to be Nil for the three and six months ended June 30, 2018 (three and six months ended June 30, 2017 - $Nil).

11.	Commitments and contingencies

Total future annual lease payments for the premises are as follows:

2018	8,696
Total	$8,696

12.	Financial instruments

(a)	Fair values

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

12.	Financial instruments (continued)

(d)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. In meeting its liquidity requirements, the Company closely monitors its forecasted cash requirements with expected cash drawdown.

The following are the contractual maturities of the undiscounted cash flows of financial liabilities as at June 30, 2018 and December 31, 2017:

					June 30, 2018
	Less than 3 months	3 to 6 months	6 to 9 months	9 months 1 year	Greater than 1 year	Total
	$	$	$	$	$	$
Third parties
Accounts payable and accrued liabilities	1,683,802	-	-	-	-	1,683,802
	1,683,802	-	-	-	-	1,683,802

					December 31, 2017
	Less than	3 to 6	6 to 9	9 months	Greater than
	3 months	months	months	1 year	1 year	Total
	$	$	$	$	$	$
Third parties
Accounts payable and accrued liabilities	828,737	-	-	-	-	828,737
	828,737	-	-	-	-	828,737

13.	Segmented information

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

	June 30, 2018	December 31, 2017
	$	$
Total assets
Canada	4,310,164	3,519,918
US	2,107,795	1,695,904

Total property and equipment
US	444,692	371,157

14.	Schedule of expenses

	For the three months ended June 30, 2018			For the three months ended June 30, 2017
	Research and Development	Professional Fees	General and Administrative	Research and Development	Professional Fees	General and Administrative

Salaries, bonus and benefits	$174,067	$-	$859,268	$189,091	$-	$414,567
Contracted expenditures	438,689	-	-	111,450	-	-
Marketing and investor relations	-	-	41,962	-	-	63,084
Travel and accommodation	3,547	-	70,463	991	-	100,443
Insurance	28,284	-	77,282	20,206	-	42,581
License fees	1,738,513	-	-	-	-	-
Office	3,129	-	61,460	3,767	-	19,897
Consultants	52,073	336,455	-	76,005	314,658	-
Regulatory	19,388	-	90,142	25,775	-	57,681
Rent	7,825	-	43,019	12,040	-	38,805
Supplies	69,105	-	4,894	64,910	-	11,551
Total	$2,534,620	$336,455	$1,248,490	$504,235	$314,658	$748,610

	For the six months ended June 30, 2018			For the six months ended June 30, 2017
	Research and Development	Professional Fees	General and Administrative	Research and Development	Professional Fees	General and Administrative

Salaries, bonus and benefits	$326,439	$-	$1,502,555	$360,002	$-	$971,430
Contracted expenditures	708,212	-	-	359,295	-	5,610
Marketing and investor relations	-	-	123,155	-	-	103,182
Travel and accommodation	5,336	-	191,868	2,958	-	178,785
Insurance	44,244	-	157,743	37,673	-	84,101
License fees	1,738,513	-	-	-	-	-
Office	34,646	-	138,406	11,868	-	50,165
Consultants	89,189	708,402	-	168,449	696,194	-
Regulatory	38,175	-	193,700	51,550	-	72,135
Rent	15,652	-	86,038	19,264	-	82,426
Supplies	134,554	-	15,196	109,625	-	27,800
Total	$3,134,961	$708,402	$2,408,662	$1,120,684	$696,194	$1,575,635

15.	Capital risk management

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

16.	Loss per share

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Numerator
Net loss for the period	$4,144,398	$1,588,370	$6,315,727	$3,421,106
Denominator
Weighted average shares - basic	92,527,470	87,077,768	91,527,862	85,622,780
Stock options	-	-	-	-
Denominator for diluted loss per share	92,527,470	87,077,768	91,527,862	85,622,780

Loss per share - basic and diluted	$(0.04)	$(0.02)	$(0.07)	$(0.04)

For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted loss per share in the periods presented, as their effect would have been anti-dilutive.

17.	Related party transactions and key management compensation

Key management personnel are comprised of the Company’s directors and executive officers. In addition to their salaries, key management personnel also receive share-based compensation. Key management personnel compensation is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Salaries and benefits, including bonuses	$381,046	$317,803	$721,665	$640,589
Stock-based compensation	-	-	-	151,020
Total	$381,046	$317,803	$721,665	$791,609

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	the success, cost and timing of our research and development activities, validation studies and pivotal trials, including with respect to our lead product candidates, ZM-020, ZM-017, ZM-007, ZM-012, ZM-006 and ZM-011;

•	our ability to obtain regulatory approval from the FDA-CVM and/or the USDA-CVB for our pharmaceutical and diagnostic product candidates, as applicable;

•	our ability to obtain funding for our operations;

•	the ability of our CROs to appropriately conduct our safety studies and certain development activities;

•	the ability of our CMOs to manufacture and supply our product candidates in accordance with cGMP and our clinical needs;

•	our plans to develop and commercialize any product candidates for which we receive regulatory approval;

•	our ability to develop and commercialize product candidates that can compete effectively against the product candidates developed and commercialized by our competitors;

•	the size and growth of the veterinary diagnostics and therapeutics markets;

•	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

•	regulatory developments in the United States;

•	the loss of key scientific or management personnel;

•	our expectations regarding the period during which we will be an “emerging growth company” under the JOBS Act;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and

•	our status as a PFIC for U.S. federal income tax purposes.

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

We are a development-stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred net losses of $4,144,398 and $1,558,370 for the three months ended June 30, 2018 and June 30, 2017, respectively, and $6,315,727 and $3,421,106 for the six months ended June 30, 2018 and June 30, 2017, respectively. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations. As of June 30, 2018, we had an accumulated deficit of $21,941,827 and cash and cash equivalents of $4,279,163

For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our product development activities, commercialize them if they do not require U.S. Food and Drug Administration’s Center for Veterinary Medicine, or FDA-CVM, pre-market approval, and seek regulatory approvals for our product candidates where required from the FDA-CVM or the United States Department of Agriculture Center for Veterinary Biologics, or the USDA-CVB.

For further information on the regulatory, business and product pipeline, please see the “Business” section of the Annual Report on Form 10-K. For further information on the risk factors, please see the “Risk Factors” section of the Annual Report on Form 10-K.

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

Research and Development Expense

All costs of research and development are expensed in the period in which they are incurred. Research and development costs primarily consist of salaries and related expenses for personnel, stock-based compensation expense, fees paid to consultants, outside service providers, professional services, license fees, travel costs and materials used in clinical trials and research and development.

We have a point-of-care diagnostic platform, ZM-020, for the detection of pathogens in urine and fecal samples, and a non-invasive diagnostic assay or blood test, ZM-017, that we are developing as an aid for veterinarians in diagnosing cancer in canines.

We have four drug product candidates in development. Our lead drug product candidate is ZM-007, an oral suspension formulation of metronidazole targeting the treatment of acute diarrhea in small dog breeds and puppies under nine pounds or four kilograms. Our second drug product candidate is ZM-012, a novel tablet formulation of metronidazole and a complementary formulation to ZM-007, targeting the treatment of acute diarrhea in larger dogs. Our third drug product candidate is ZM-006, a transdermal gel formulation of methimazole targeting hyperthyroidism in cats. Our fourth drug product candidate is ZM-011, a transdermal gel formulation of fluoxetine, most commonly known as Prozac®, its human pharmaceutical brand name.

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

Income Taxes

As of December 31, 2017, we had net operating loss carryforwards for federal and state income tax purposes of $5,008,180 and non-capital loss carryforwards for Canada of approximately $6,526,850 respectively, which will begin to expire in fiscal year 2035. We have evaluated the factors bearing upon the realization of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. We concluded that, due to the uncertainty of realizing any tax benefits as of December 31, 2017, a valuation allowance was necessary to fully offset our deferred tax assets.

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

Results of Operations

Three and six months ended June 30, 2018 compared to three and six months ended June 30, 2017

Our results of operations for the three and six months ended June 30, 2018 and June 30, 2017 are as follows:

	Three months ended June 30,				Six months ended June 30,
	2018	2017	Change		2018	2017	Change
	$	$	$	%	$	$	$	%
Expenses
Research and development	2,534,620	504,235	2,030,385	403%	3,134,961	1,120,684	2,014,277	180%
General and administrative	1,248,490	748,610	499,880	67%	2,408,662	1,575,635	833,027	53%
Professional fees	336,455	314,658	21,797	7%	708,402	696,194	12,208	2%
Amortization	693	700	(7)	-1%	1,379	1,399	(20)	-1%
Depreciation	27,459	22,782	4,677	21%	64,158	43,090	21,068	49%
Loss from operations	4,147,717	1,590,985	2,556,732	161%	6,317,562	3,437,002	2,880,560	84%

Gain on settlement of liabilities	-	-	-	N/A	-	(5,000)	5,000	N/A
Foreign exchange gain	(3,319)	(2,615)	(704)	27%	(1,835)	(10,896)	9,061	-83%
Loss before income taxes	4,144,398	1,588,370	2,556,028	161%	6,315,727	3,421,106	2,894,621	85%

Income tax expense	-	-	-	N/A	-	-	-	N/A

Net loss and comprehensive loss	4,144,398	1,588,370	2,556,028	161%	6,315,727	3,421,106	2,894,621	85%

Revenue

We did not generate any revenue during the three and six months ended June 30, 2018 and June 30, 2017.

Research and Development

Research and development expense for the three months ended June 30, 2018 were $2,534,620 compared to $504,235 for the three months ended June 30, 2017, an increase of $2,030,385 or 403%. The increase was primarily due to the up-front licensing fee related to the signing of a development, commercialization and exclusive distribution agreement with Seraph Biosciences, Inc. of $1,738,513, and accrued payments to Seraph for previously incurred development costs of $333,247 included in contracted expenditures. The up-front licensing fee represented the issuance of unregistered common shares having a value of $1,238,513 and a cash payment of $500,000. Other significant expenditures include contracted expenditures of $438,689, and salaries, bonus and benefits of $174,067. However, there was also a reduction in salaries, bonus and benefits as we did not have a Chief Medical Officer in the three months ended June 30, 2018. Overall there was an increased level of lab activities, including in vitro and in vivo work, to support the further development of our product candidates ZM-017, ZM-020, ZM-007, ZM-012, ZM-006 and ZM-011.

Research and development expense for the six months ended June 30, 2018 were $3,134,961 compared to $1,120,684 for the six months ended June 30, 2017, an increase of $2,014,277 or 180%. The increase was primarily due to the up-front licensing fee related to the signing of a development, commercialization and exclusive distribution agreement with Seraph Biosciences, Inc. of $1,738,513, and accrued payments to Seraph for previously incurred development costs of $333,247 included in contracted expenditures. The up-front licensing fee represented the issuance of unregistered common shares having a value of $1,238,513 and a cash payment of $500,000. Other significant expenditures include contracted expenditures of $708,212, salaries, bonus and benefits of $326,439, and supplies of $134,554. However, there was also a reduction in salaries, bonus and benefits as we did not have a Chief Medical Officer in the six months ended June 30, 2018. Overall there was an increased level of lab activities, including in vitro and in vivo work, to support the further development of our product candidates ZM-017, ZM-020, ZM-007, ZM-012, ZM-006 and ZM-011. We expect that our R&D expenditures in 2018 will be significantly higher than in 2017, due to the upfront and milestone payments of licensed technologies, initiation of pilot and pivotal studies related to our four investigational new animal drug applications, work related to verification and validation of ZM-020 and ZM-017, and additional veterinary pharmaceutical candidates, diagnostic developments and technologies.

General and Administrative

General and administrative expense for the three months ended June 30, 2018 were $1,248,490, compared to $748,610 for the three months ended June 30, 2017, an increase of $499,880 or 67%. The increase was primarily due to significant expenses related to the addition of personnel, accounting for salaries of $859,268. Increases to salaries in the three months ended June 30, 2018 include the addition of a Chief Commercial Officer, a Vice President of Sales and accrued severance to a former officer of the Company. Other expenses included regulatory expense of $90,142, insurance costs of $77,282, travel and accommodation of $70,463, and office expenses of $61,460.

General and administrative expense for the six months ended June 30, 2018 were $2,408,662, compared to $1,575,635 for the six months ended June 30, 2017, an increase of $833,027 or 53%. The increase was primarily due to significant expenses related to the addition of personnel, accounting for salaries of $1,502,555. Increases to salaries in the six months ended June 30, 2018 include the addition of a Chief Commercial Officer, a Vice President of Sales and accrued severance to a former an officer of the Company. Other expenses included regulatory expense of $193,700, travel and accommodation of $191,868, insurance costs of $157,743, office expenses of $138,406, and marketing and investor relations costs of $123,155. We expect that general and administrative expense will increase in 2018 and future periods as we increase our level of activity.

Professional Fees

Professional fees for the three months ended June 30, 2018 were $336,455 compared to $314,658 for the three months ended June 30, 2017, an increase of $21,797 or 7%. Professional fees for the 2018 period consisted primarily of consulting fees incurred in connection with preparation and completion of additional SEC filings and updates, and costs incurred in being a public company across two jurisdictions, Canada and U.S.

Professional fees for the six months ended June 30, 2018 were $708,402 compared to $696,194 for the six months ended June 30, 2017, an increase of $12,208 or 2%. Professional fees for the 2018 period consisted primarily of consulting fees incurred in connection with preparation and completion of additional SEC filings and updates, and costs incurred in being a public company across two jurisdictions, Canada and U.S.

Net Loss

Our net loss for the three months ended June 30, 2018 was $4,144,398, or $0.04 per share, compared with a net loss of $1,588,370, or $0.02 per share, for the three months ended June 30, 2017, an increase of $2,556,028 or 161%. The net loss in each period was attributed to the matters described above.

Our net loss for the six months ended June 30, 2018 was $6,315,727, or $0.07 per share, compared with a net loss of $3,421,106, or $0.04 per share, for the six months ended June 30, 2017, an increase of $2,894,621 or 85%. The net loss in each period was attributed to the matters described above. We expect to continue to record net losses in future periods until such time as have sufficient revenue from our product candidates to offset our operating expenses.

Cash Flows

Three and six months ended June 30, 2018 compared to three and six months ended June 30, 2017

The following table shows a summary of our cash flows for the periods set forth below:

	Three months ended June 30,				Six months ended June 30,
	2018	2017	Change		2018	2017	Change
	$	$	$	%	$	$	$	%
Cash flows used in operating activities	(2,740,495)	(2,111,964)	(628,531)	30%	(4,448,289)	(3,665,766)	(782,523)	21%
Cash flows from financing activities	4,009,212	2,997,135	1,012,077	34%	5,416,998	3,248,694	2,168,304	67%
Cash flows used in investing activities	(124,474)	(2,398)	(122,076)	5091%	(137,693)	(159,800)	22,107	-14%
Increase (decrease) in cash	1,144,243	882,773	261,470	30%	831,016	(576,872)	1,407,888	-244%
Cash and cash equivalents, beginning of period	3,134,920	1,767,035	1,367,885	77%	3,448,147	3,226,680	221,467	7%
Cash and cash equivalents, end of period	4,279,163	2,649,808	1,629,355	61%	4,279,163	2,649,808	1,629,355	61%

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2018 was $2,740,495 compared to $2,111,964 for the three months ended June 30, 2017, an increase of $628,531, or 30%. The increase resulted primarily from our net loss of $4,144,398 for the three months ended June 30, 2018, compared to our net loss of $1,588,370 for the three months ended June 30, 2017. The largest uses of cash stemmed from an increase in salaries, bonus and benefits as we had 20 employees at June 30, 2018, compared to 18 employees at June 30, 2017. Other significant increases in uses of cash include the Seraph up-front licensing fee cash payment of $500,000, increased regulatory and insurance expenses related to our listing on the NYSE American, and increased travel and accommodation expenses related to business development and pre-marketing activities.

Net cash used in operating activities for the six months ended June 30, 2018 was $4,448,289 compared to $3,665,766 for the six months ended June 30, 2017, an increase of $782,523, or 21%. The increase resulted primarily from our net loss of $6,315,727 for the six months ended June 30, 2018, compared to our net loss of $3,421,106 for the six months ended June 30, 2017. The largest uses of cash stemmed from an increase in salaries, bonus and benefits as we had 20 employees at June 30, 2018, compared to 18 employees at June 30, 2017. Other significant increases in uses of cash include the Seraph up-front licensing fee cash payment of $500,000, increased regulatory and insurance expenses related to our listing on the NYSE American, and increased travel and accommodation expenses related to business development and pre-marketing activities.

Net cash used in operating activities for the three and six months ended June 30, 2017 was $2,111,964 and $3,665,766, which resulted primarily from our net loss of $1,588,370 and $3,421,106. The largest uses of cash were for employee salaries, bonus and benefits, professional fees and consulting expenses related to the preparation of our initial U.S. registration statement, and work on our application to list our common shares on the NYSE American.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2018 was $4,009,212 compared to net cash provided by financing activities of $2,997,135 for the three months ended June 30, 2017, an increase of $1,012,077, or 34%. The increase was due to cash proceeds from financing for $4,002,496 for the three months ended June 30, 2018, compared to $3,000,000 for the three months ended June 30, 2017.

Net cash provided by financing activities for the six months ended June 30, 2018 was $5,416,998 compared to net cash provided by financing activities of $3,248,694 for the six months ended June 30, 2017, an increase of $2,168,304, or 67%. The increase resulted from the proceeds from the exercise of stock options for $1,438,308 for the six months ended June 30, 2018, compared to only $39,544 for the six months ended June 30, 2017. The increase was also due to cash proceeds from financing for $4,002,496 for the six months ended June 30, 2018, compared to $3,250,000 for the six months ended June 30, 2017.

Net cash provided by financing activities for the three and six months ended June 30, 2017 was $2,997,135 and $3,248,694, which relates to the sale of $3,250,000 of our common shares and proceeds from the exercise of stock options for $39,544, partially offset by repayment on a shareholder loan of $6,726 and stock issuance costs of $34,124.

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2018 was $124,474, compared to $2,398 for the three months ended June 30, 2017, an increase of $122,076, or 5091%. The increase resulted primarily from the addition of laboratory equipment used for the development of ZM-017.

Net cash used in investing activities for the six months ended June 30, 2018 was $137,693, compared to $159,800 for the six months ended June 30, 2017, a decrease of $22,107, or 14%. The decrease resulted primarily from the completion of build-out of the new office space in Ann Arbor.

Net cash used in investing activities for the three and six months ended June 30, 2017 was $2,398 and $159,800, which primarily resulted from leasehold improvements and the purchase of furniture and equipment for our additional office space in Ann Arbor.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in May 2015. As of June 30, 2018, we had an accumulated deficit of $21,941,827. We have funded our working capital requirements primarily through the sale of our common shares and the exercise of stock options. At June 30, 2018, we had cash and cash equivalents of $4,279,163.

Working capital (defined as current assets minus current liabilities) was $3,780,222 as at June 30, 2018. This was primarily due to cash and cash equivalents of $4,279,163 and prepaid expenses and deposits of $1,135,234, partially offset by accounts payables and accrued liabilities of $1,683,802.

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

On May 15, 2018, we announced a private offering of up to $10,000,000 of our common shares at a price of $2.15 per share (the “Private Placement”) and we issued 255,815 common shares for gross proceeds of $550,000. On June 28, 2018, we issued an additional 1,605,812 common shares for gross proceeds of $3,452,496 pursuant to the Private Placement. On July 28, 2018 the Private Placement of common shares expired with no additional sales. In aggregate, we sold a total of 1,861,627 common shares at a price of $2.15 per share for total gross proceeds of approximately $4,002,496. These common shares may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available. The Company recorded $23,806 of share issuance costs as an offset to capital stock.

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

Based on the closing price of our common shares on June 30, 2018, the market price of our common shares exceeded the exercise price of our outstanding stock options. To the extent that some or all of such stock options are exercised, we would receive the proceeds of such exercises which would provide additional capital for our company. However no assurance can be given that any of such stock options will be exercised or as to the proceeds and timing of any exercises that do occur. The willingness of option holders to exercise their options depends on a number of factors, including, without limitation: the future market price of our common shares; the availability of capital to fund the payment of the exercise price of such options, the tax consequences of any such exercises and the ability of such option holders to resell some or all of the common shares received upon such exercises.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2018.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

RISK FACTORS

Risks Related to Our Business

We have a limited operating history, are not profitable and may never become profitable.

We are a development stage veterinary diagnostic and pharmaceutical company creating products for companion animals (canine, feline and equine) by focusing on the unmet needs of clinical veterinarians. Since the commencement of our business in May 2015, our operations have been primarily limited to the identification of product candidates and research and development of our diagnostic and drug product candidates, ZM-020, a Raman spectroscopy-based point-of-care diagnostic platform, ZM-017, a non-invasive diagnostic assay or blood test for the detection of certain cancers in canines, ZM-007 and ZM-012, an anti-diarrheal oral suspension and pill form respectively that is intended for use in dogs, ZM-006, a transdermal gel treatment for hyperthyroidism, a metabolic disorder, which is intended for use in cats and ZM-011, a transdermal gel treatment for behavioral disorders intended for use in cats. As a result, we have limited historical operations upon which to evaluate our business and prospects and we have not yet demonstrated an ability to obtain approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in emerging fields such as the companion animal pharmaceuticals and health care solutions industries.

We also have not generated any revenue to date, and we expect to continue to incur significant research and development costs and other expenses. Our net loss and comprehensive loss for the three months ended June 30, 2018 and June 30, 2017 was $4,144,398 and $1,588,370, respectively, for the six months ended June 30, 2018 and June 30, 2017 was $6,315,727 and $3,421,106, respectively, and for the years ended December 31, 2017 and December 31, 2016 was $8,065,072 and $5,740,492, respectively. Our accumulated deficit as of June 30, 2018 was $21,941,827. As of June 30, 2018, we had total shareholders' equity of $4,734,157. We expect to continue to incur losses for the foreseeable future, which will increase significantly from historical levels as we expand our product development activities (including conducting required clinical studies and trials), seek necessary approvals for our product candidates, and begin commercialization activities. Even if we succeed in developing and broadly commercializing one or more of our product candidates, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or cease operations.

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

Until, and unless, we receive approval from the FDA-CVM for our drug product candidates, we cannot market or sell our drug products in the United States and will have no material drug product revenue. Our lead drug product candidates, ZM-007, ZM-012, ZM-006 and ZM-011 are in the formulation, optimization and/or pilot study stage, and we have not yet begun pivotal trials. We anticipate that each of our drug product candidates will require from three to five years of development at a cost of approximately $3 million to $5 million per drug product candidate before we expect to be able to apply for marketing approval in the United States.

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

As a result, we will need to obtain additional capital to fund the development of our business. Except for our $5,000,000 unsecured working capital loan we have no existing agreements or arrangements with respect to any financings, and any such financings may result in dilution to our shareholders, the imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business or the value of our common shares.

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

We have no products approved for sale in any jurisdiction and are focused primarily on the development of our lead diagnostic and drug product candidates, ZM-020, ZM-017, ZM-007, ZM-012, ZM-006 and ZM-011. Accordingly, our near-term prospects, including our ability to generate material product revenue, or enter into potential strategic transactions, will depend heavily on the successful development and commercialization of one or more of our lead candidates, which in turn will depend on a number of factors, including the following:

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

Many of these factors are beyond our control. Accordingly, we cannot assure you that we will be successful in developing or commercializing any of our product candidates. If we are unsuccessful or are significantly delayed in developing and commercializing ZM-020, ZM-017, ZM-007, ZM-012, ZM-006 or ZM-011 or any of our other product candidates, our business and prospects will be materially adversely affected and you may lose all or a portion of your investment.

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

Development of product candidates for use in companion animals is an inherently lengthy, expensive and uncertain process, and there is no assurance that our development activities will be successful. We do not know whether the validation studies of ZM-017 or ZM-020, or the pivotal studies of ZM-007, ZM-012, ZM-006 or ZM-011, or of any of our other product candidates, will begin or conclude on time, and they may be delayed or discontinued for a variety of reasons, including if we are unable to:

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

We have used contract manufacturing organizations (“CMOs”) and contract research organizations (“CROs”) to conduct our manufacturing and research and development activities. We expect to continue to do so, including with respect to our manufacturing, clinical validation, pilot studies and pivotal trials of ZM-020, ZM-017, ZM-007, ZM-012, ZM-006 and ZM-011. These CMOs and CROs are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs or manage the risks associated with their activities on our behalf. We are responsible to regulatory authorities for ensuring that each of our product candidates is manufactured using good manufacturing practices and studies are conducted in accordance with the development plans and trial protocols, and any failure by our CMOs and CROs to do so may adversely affect our ability to obtain regulatory approvals, subject us to penalties, or harm our credibility with regulators. The FDA-CVM also requires us and our CMOs and CROs to comply with regulations and standards, commonly referred to as good manufacturing practices, or GMPs, good clinical practices, or GCPs, and good laboratory practices, or GLPs, collectively called GXPs, for conducting, monitoring, recording and reporting the results of our manufacturing and studies to ensure that the data and results are scientifically credible and accurate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 15, 2018 the Company completed an interim closing of it private offering of common shares, resulting in the sale of 255,815 common shares at a price of $2.15 per share for gross proceeds of $550,000. On June 28, 2018 the Company completed an interim closing of it private offering of common shares, resulting in the sale of 1,605,812 common shares at a price of $2.15 per share for gross proceeds of $3,452,496. On July 28, 2018 the private offering of common shares expired with no additional sales. In aggregate, we sold a total of 1,861,627 common shares at a price of $2.15 per share for total gross proceeds of approximately $4,002,500.

The issuance of the common shares to the investors was exempt from registration under the Securities Act of 1933, as amended pursuant to Regulation D and Section 4(a)(2) and/or Regulation S thereof and such other available exemptions. As such, the common shares may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

Use of Proceeds

We will use the proceeds of this offering for working capital and general corporate purposes, including the ongoing development of its product candidates.

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

Zomedica Pharmaceuticals Corp.

By:	/s/ Gerald Solensky, Jr.
Name:	Gerald Solensky Jr.
Title:	Chief Executive Officer

By:	/s/ Shameze Rampertab
Name:	Shameze Rampertab
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed with the Commission on April 21, 2017 (File No. 333-217409))

3.2	Amended and Restated By-Law No. 1 of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed with the Commission on April 21, 2017 (File No. 333-217409))

3.3	Certificate of Amendment and Registration of Restated Articles of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 filed with the Commission on April 21, 2017 (File No. 333-217409))

3.4	Certificate of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 filed with the Commission on April 21, 2017 (File No. 333-217409))

10.24#	Development, Commercialization and Exclusive Distribution Agreement, dated May 10, 2018, by and between Seraph Biosciences, Inc. and Zomedica Pharmaceuticals Corp.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

# The registrant has sought confidential treatment with respect to certain portions of this exhibit