Form 10-Q
period 2018-09-30
Zomedica Pharmaceuticals Corp.
filed 2018-11-13
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 13, 2018, 94,796,209 shares of the registrant’s common shares, without par value, were issued and outstanding.

Zomedica Pharmaceuticals Corporation

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated balance sheets

As at September 30, 2018 and December 31, 2017

(Stated in United States dollars)

		September 30,	December 31,
	Note	2018	2017

Assets

Current assets:
Cash and cash equivalents		$526,817	$3,448,147
Prepaid expenses and deposits	5	1,481,673	786,273
Trade and other receivables		37,742	28,272
		2,046,232	4,262,692

Prepaid expenses and deposits	5	1,374,260	566,832
Property and equipment	6	756,823	371,157
Intangible assets	7	13,331	15,141
		$4,190,646	$5,215,822

Liabilities and shareholders' equity

Current liabilities:
Accounts payable and accrued liabilities		$1,280,379	$828,737
		1,280,379	828,737

Shareholders' equity:
Capital stock
Authorized
Unlimited common shares without par value
Issued and outstanding
94,596,209 common shares (2017 - 90,225,869)	9	25,373,456	18,244,659
Additional paid-in capital	10	1,388,916	1,768,526
Accumulated deficit		(23,852,105)	(15,626,100)
		2,910,267	4,387,085

		$4,190,646	$5,215,822

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated statements of operations and comprehensive loss

For the three and nine months ended September 30, 2018 and 2017

(Stated in United States dollars)

		Three months ended September 30,		Nine months ended September 30,
	Note	2018	2017	2018	2017

Expenses:
Research and development	14	$630,371	$465,495	$3,765,332	$1,586,179
General and administrative	14	834,570	1,350,726	3,243,232	2,926,361
Professional fees	14	293,484	246,192	1,001,886	942,385
Amortization	7	431	699	1,810	2,098
Depreciation	6	86,162	22,903	150,320	65,994
Loss from operations		1,845,018	2,086,015	8,162,580	5,523,017
Gain on settlement of liabilities		-	-	-	(5,000)
Loss on sale of equipment		69,382	-	69,382	-
Foreign exchange gain		(4,122)	(5,333)	(5,957)	(16,229)
Loss before income taxes		1,910,278	2,080,682	8,226,005	5,501,788
Income tax expense		-	-	-	-
Net loss and comprehensive loss		$1,910,278	$2,080,682	$8,226,005	$5,501,788

Weighted average number of common shares - basic and diluted		94,514,905	88,844,534	92,534,667	86,708,499

Loss per share - basic and diluted		$(0.02)	$(0.02)	$(0.09)	$(0.06)

Nature of operations and going concern (Note 1)

Commitments and contingencies (Note 11)

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated statements of shareholders’ equity

For the nine months ended September 30, 2018 and 2017

(Stated in United States dollars)

	Note	Number	Capital stock	Additional paid-in capital	Accumulated deficit	Total

Balance at December 31, 2016		83,964,569	$10,189,973	$1,205,456	$(7,561,028)	$3,834,401
Stock issuance for services	9	43,613	45,000	-	-	45,000
Stock issuance for financing, net of cost	9	4,405,373	6,516,650	-	-	6,516,650
Stock-based compensation	10	-	-	837,531	-	837,531
Stock issued due to exercise of options	9	925,000	130,354	(30,156)	-	100,198
Net loss for the period		-	-	-	(5,501,788)	(5,501,788)
Balance at September 30, 2017		89,338,555	$16,881,977	$2,012,831	$(13,062,816)	$5,831,992

Balance at December 31, 2017		90,225,869	$18,244,659	$1,768,526	$(15,626,100)	$4,387,085
Stock issuance for services	9	641,717	1,238,513	-	-	1,238,513
Stock issuance for financing, net of cost	9	1,861,627	3,966,362	-	-	3,966,362
Stock-based compensation		-	-	7,288	-	7,288
Stock issued due to exercise of options	10	1,866,996	1,923,922	(386,898)	-	1,537,024
Net loss for the period		-	-	-	(8,226,005)	(8,226,005)
Balance at September 30, 2018		94,596,209	$25,373,456	$1,388,916	$(23,852,105)	$2,910,267

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated statements of cash flows

For the three and nine months ended September 30, 2018 and 2017

(Stated in United States dollars)

		Three months ended September 30,		Nine months ended September 30,
	Note	2018	2017	2018	2017

Cash flows used in operating activities:
Net loss for the period		$(1,910,278)	$(2,080,682)	$(8,226,005)	$(5,501,788)
Adjustments for
Depreciation	6	86,162	22,903	150,320	65,994
Amortization	7	431	699	1,810	2,098
Loss on sale of equipment		69,382	-	69,382	-
Stock issued for services	9	-	-	1,238,513	45,000
Stock-based compensation		-	675,940	7,288	837,531
Change in non-cash operating working capital
Trade and other receivable		11,885	(13,340)	(9,470)	(10,231)
Prepaid expenses		56,399	45,160	(191,365)	(15,239)
Deposits		(1,281,617)	34,228	(1,311,463)	(181,193)
Accounts payable and accrued liabilities		(403,423)	(128,106)	451,643	(351,134)
		(3,371,059)	(1,443,198)	(7,819,347)	(5,108,962)

Cash flows from financing activities:
Cash proceeds from financing	9	-	3,320,000	4,002,496	6,570,000
Cash received from stock option exercises	10	98,716	60,655	1,537,024	100,198
Cash paid on stock issuance costs		(12,328)	(19,226)	(36,135)	(53,350)
Repayments of shareholder loan		-	-	-	(6,726)
		86,388	3,361,429	5,503,385	6,610,122

Cash flows used in investing activities:
Investment in property and equipment	6	(467,675)	(4,775)	(605,368)	(164,576)
		(467,675)	(4,775)	(605,368)	(164,576)

Increase (decrease) in cash and cash equivalents		(3,752,346)	1,913,456	(2,921,330)	1,336,584

Cash and cash equivalents, beginning of period		4,279,163	2,649,808	3,448,147	3,226,680

Cash and cash equivalents, end of period		$526,817	$4,563,264	$526,817	$4,563,264

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

1.	Nature of operations and going concern

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

The dilutive effect of stock options is determined using the treasury stock method. Stock options to purchase common shares of the Company during the period were not included in the computation of diluted EPS because the Company has incurred a loss for the nine months ended September 30, 2018 as the effect would be anti-dilutive.

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

Critical areas of estimation and judgements in applying accounting policies include the following:

Going concern

These condensed unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP on a going concern basis, which assumes the realization of assets and discharge of liabilities in the normal course of business within the foreseeable future. Management uses judgment in determining assumptions for cash flow projections, such as anticipated financing, anticipated sales and future commitments to assess the Company’s ability to continue as a going concern. A critical judgment is that the Company continues to raise funds going forward and satisfy their obligations as they become due.

Useful lives of property and equipment

As described in Note 3 above, the Company reviews the estimated useful lives of property and equipment with definite useful lives at the end of each year and assesses whether the useful lives of certain items should be shortened or extended, due to various factors including technology, competition and revised service offerings. During the nine month period ended September 30, 2018 and September 30, 2017, the Company was not required to adjust the useful lives of any assets based on the factors described above.

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

The Company entered into a lease agreement with Wickfield Phoenix LLC effective on August 23, 2016. The Company prepaid the full outstanding balance of $801,973 on August 26, 2016 and recorded the prepaid rent due within a year as current. On July 31, 2018 the Company entered into an amendment to the lease agreement for additional office space. The Company prepaid the full outstanding balance of $1,269,073 and recorded the prepaid rent due within one year as current. At September 30, 2018, the Company has classified $509,380 as a current asset in the condensed unaudited interim consolidated balance sheet (December 31, 2017 - $155,220).

6.	Property and equipment

	Computer equipment	Furniture and equipment	Laboratory equipment	Leasehold improvements	Total
Cost
Balance at December 31, 2016	$61,598	$7,364	$243,529	$25,672	$338,163
Additions	89,557	68,694	2,200	11,285	171,736
Balance at December 31, 2017	151,155	76,058	245,729	36,957	509,899
Additions	11,701	105,821	246,375	250,471	614,368
Disposals	-	-	(139,466)	(10,937)	(150,403)
Balance at September 30, 2018	162,856	181,879	352,638	276,491	973,864

Accumulated depreciation
Balance at December 31, 2016	13,858	1,490	29,783	3,998	49,129
Depreciation	28,944	10,355	45,092	5,222	89,613
Balance at December 31, 2017	42,802	11,845	74,875	9,220	138,742
Depreciation	66,405	11,130	42,082	30,703	150,320
Disposals	-	-	(61,546)	(10,475)	(72,021)
Balance at September 30, 2018	109,207	22,975	55,411	29,448	217,041
	109,207	22,975	55,411	29,448	217,041
Net book value as at:
December 31, 2017	$108,353	$64,213	$170,854	$27,737	$371,157
September 30, 2018	$53,649	$158,904	$297,227	$247,043	$756,823

In August of 2018, the Company relocated part of its operations to a new building. Due to the relocation, leasehold improvements with a net book value of $462 were written off and equipment with a net book value of $77,920 was sold for $9,000. The net loss on disposal recorded was $69,382.

7.	Intangible assets

	Computer software	Trademarks	Total
Cost
Balance at December 31, 2016	$5,143	$16,236	$21,379
Additions	-	-	-
Balance at December 31, 2017	5,143	16,236	21,379
Additions	-	-	-
Balance at September 30, 2018	5,143	16,236	21,379

Accumulated amortization
Balance at December 31, 2016	2,428	1,013	3,441
Amortization	1,715	1,082	2,797
Balance at December 31, 2017	4,143	2,095	6,238
Amortization	1,000	810	1,810
Balance at September 30, 2018	5,143	2,905	8,048

Net book value as at:
December 31, 2017	$1,000	$14,141	$15,141
September 30, 2018	$-	$13,331	$13,331

8.	Loan arrangements

On October 17, 2017, the Company entered into a loan arrangement with a shareholder of the Company, pursuant to which such shareholder has agreed to provide a loan facility to the Company, whereby the Company may borrow up to $5,000,000, with the proceeds to be used for working capital and general corporate purposes. The term of the loan facility is five (5) years, with principal and interest payments being due only at the time of maturity. Under the loan agreement, the Company may borrow in one or more advances, provided however that a minimum amount of $250,000 must be borrowed at any one time and not more than two advances may occur per month. Interest shall accrue at a rate of fourteen percent (14%) per annum, payable upon maturity. As of September 30, 2018, no amounts have been borrowed.

9.	Capital stock

The Company is authorized to issue an unlimited number of common stock, all without par value.

Issued and outstanding common stock:

		Capital
	Number	stock
Balance at December 31, 2016	83,964,569	$10,189,973
Stock issuance for services	43,613	45,000
Stock issued due to exercise of options	925,000	130,354
Stock issuance for financing, net of costs	4,405,373	6,516,650
Balance at September 30, 2017	89,338,555	$16,881,977

Balance at December 31, 2017	90,225,869	$18,244,659
Stock issuance for services (i)	641,717	1,238,513
Stock issued due to exercise of options (Note 10)	1,866,996	1,923,922
Stock issuance for financing, net of costs (ii)	1,861,627	3,966,362
Balance at September 30, 2018	94,596,209	$25,373,456

i.	On May 10, 2018, the Company issued 641,717 common shares in accordance with a development, commercialization and exclusive distribution agreement with Seraph Biosciences, Inc. and recognized $1,238,513 as a research and development expense in the condensed unaudited interim statements of operations and comprehensive loss.

ii.	On May 15, 2018, the Company issued 255,815 common shares for gross proceeds of $550,000. On June 28, 2018, the Company issued 1,605,812 common shares for gross proceeds of $3,452,496. The Company recorded $23,806 of share issuance costs as an offset to capital stock.

10.	Stock-based compensation

During the three months ended September 30, 2018, 85,000 options were exercised. During the three months ended September 30, 2017, 427,940 options were exercised. During the nine months ended September 30, 2018 1,866,996, options were exercised. During the nine months ended September 30, 2017, 925,000 options were exercised and the Company issued 1,815,000 stock options, each option entitling the holder to purchase one common share of the Company.

The continuity of stock options are as follows:

	Number of Options	Weighted Avg Exercise Price (CDN$)
Balance at December 31, 2016	7,975,000	0.84
Stock options exercised on February 21, 2017	(10,000)	0.25
Stock options exercised on February 21, 2017	(400,000)	0.05
Options issued on February 24, 2017	535,000	1.50
Stock options exercised on May 8, 2017	(7,060)	1.50
Stock options cancelled on May 17, 2017	(10,000)	1.50
Stock options exercised on May 23, 2017	(80,000)	0.25
Stock options exercised on July 6, 2017	(200,000)	0.05
Stock options exercised on July 17, 2017	(220,000)	0.25
Options issued on August 14, 2017	1,280,000	2.75
Stock options exercised on August 29, 2017	(7,940)	1.50
Stock options exercised on December 19, 2017	(25,000)	0.25
Stock options exercised on December 19, 2017	(750,000)	1.50
Balance at December 31, 2017	8,080,000	1.21
Stock options exercised on January 8, 2018	(124,000)	0.25
Stock options exercised on January 26, 2018	(100,000)	0.25
Stock options exercised on March 8, 2018	(50,000)	0.25
Stock options exercised on March 13, 2018	(176,000)	0.25
Stock options exercised on March 22, 2018	(50,000)	0.25
Stock options exercised on March 26, 2018	(240,000)	0.25
Stock options exercised on March 28, 2018	(325,000)	0.25
Stock options exercised on March 29, 2018	(562,996)	2.75
Stock options exercised on April 20, 2018	(154,000)	0.25
Stock options expired on April 21, 2018	(1,946,000)	0.25
Stock options cancelled on June 8, 2018	(100,000)	1.50
Stock options cancelled on June 21, 2018	(400,000)	1.50
Stock options cancelled on August 14, 2018	(75,000)	2.75
Stock options exercised on September 27, 2018	(85,000)	1.50
Stock options cancelled on September 28, 2018	(5,000)	2.75
Balance at September 30, 2018	3,687,004	1.72

10.	Stock-based compensation (continued)

As at September 30, 2018, details of the issued and outstanding stock options are as follows:

Grant date	Exercise price (CDN$)	Number of options issued and outstanding	Number of vested options outstanding	Weighted avg remaining life (years)
December 21, 2016	1.50	2,415,000	2,415,000	0.22
December 21, 2016	1.50	100,000	100,000	0.12
February 24, 2017	1.50	35,000	35,000	0.40
February 24, 2017	1.50	500,000	500,000	0.12
August 14, 2017 (a)	2.75	387,004	387,004	0.87
August 14, 2017 (a)	2.75	250,000	250,000	0.12

The fair value of options granted during the three and nine months ended September 30, 2018 and year ended December 31, 2017 was estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions:

	February 24, 2017	August 14, 2017 (a)	August 14, 2017 (b)
Volatility	59%	59%	83%
Risk-free interest rate	0.81%	1.22%	1.22%
Expected life (years)	2	2	1
Dividend yield	0%	0%	0%
Common share price	CDN $1.35	CDN $2.40	CDN $2.40
Strike price	CDN $1.50	CDN $2.75	CDN $2.75
Forfeiture rate	nil	nil	nil

The Company recorded nil stock-based compensation for the three months ended September 30, 2018 (three months ended September 30, 2017 - $675,941). The Company recorded $7,288 stock-based compensation for the nine months ended September 30, 2018 (nine months ended September 30, 2017 - $161,590). The Company recorded the cash receipt of $98,715 as capital stock and reclassified $34,608 of stock-based compensation to capital stock due to the exercise of options during the three months ended September 30, 2018. The Company recorded the cash receipt of $1,537,024 as capital stock and reclassified $386,898 of stock-based compensation to capital stock due to the exercise of options during the nine months ended September 30, 2018.

Volatility is determined based on volatilities of comparable companies when the Company does not have its own sufficient trading history. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on an average of the term of the options.

The risk-free rate assumed in valuing the options is based on the Canadian treasury yield curve in effect at the time of grant for the expected term of the option. The expected dividend yield percentage at the date of grant is nil as the Company is not expected to pay dividends in the foreseeable future. The Company has estimated its stock option forfeitures to be nil for the three and nine months ended September 30, 2018 (three and Nine months ended September 30, 2017 - $nil).

11.	Commitments and contingencies

There were no annual lease payments for the premises as of September 30, 2018.

12.	Financial instruments

(a)	Fair values

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

None

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

The following are the contractual maturities of the undiscounted cash flows of financial liabilities as at September 30, 2018 and December 31, 2017:

					September 30, 2018
	Less than	3 to 6	6 to 9	9 months	Greater than
	3 months	months	months	1 year	1 year	Total
	$	$	$	$	$	$
Third parties
Accounts payable and accrued liabilities	1,280,379	-	-	-	-	1,280,379
	1,280,379	-	-	-	-	1,280,379

					December 31, 2017
	Less than	3 to 6	6 to 9	9 months	Greater than
	3 months	months	months	1 year	1 year	Total
	$	$	$	$	$	$
Third parties
Accounts payable and accrued liabilities	828,737	-	-	-	-	828,737
	828,737	-	-	-	-	828,737

13.	Segmented information

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

	September 30, 2018	December 31, 2017
	$	$
Total assets
Canada	521,531	3,519,918
US	3,669,115	1,695,904

Total property and equipment
US	756,823	371,157

14.	Schedule of expenses

	For the three months ended September 30, 2018			For the three months ended September 30, 2017
	Research and Development	Professional Fees	General and Administrative	Research and Development	Professional Fees	General and Administrative

Salaries, bonus and benefits	$164,267	$-	$454,786	$118,227	$-	$1,136,402
Contracted expenditures	259,947	-	-	156,980	-	-
Marketing and investor relations	-	-	53,996	-	-	13,015
Travel and accommodation	8,023	-	36,491	6,425	-	49,532
Insurance	20,855	-	76,903	21,900	-	48,373
License fees	-	-	-	-	-	-
Office	6,665	-	82,416	16,701	-	26,803
Consultants	80,425	293,484	-	58,536	246,192	-
Regulatory	19,247	-	32,904	25,775	-	28,844
Rent	15,396	-	90,463	12,040	-	38,805
Supplies	55,546	-	6,611	48,911	-	8,951
Total	$630,371	$293,484	$834,570	$465,495	$246,192	$1,350,726

	For the nine months ended September 30, 2018			For the nine months ended September 30, 2017
	Research and Development	Professional Fees	General and Administrative	Research and Development	Professional Fees	General and Administrative

Salaries, bonus and benefits	$490,706	$-	$1,957,341	$478,231	$-	$2,107,835
Contracted expenditures	968,159	-	-	516,275	-	5,610
Marketing and investor relations	-	-	177,151	-	-	116,196
Travel and accommodation	13,360	-	228,359	9,383	-	228,317
Insurance	65,099	-	234,646	59,572	-	132,474
License fees	1,738,513	-	-	-	-	-
Office	41,312	-	220,823	28,569	-	76,967
Consultants	169,613	1,001,886	-	226,985	942,385	-
Regulatory	57,422	-	226,604	77,325	-	100,979
Rent	31,047	-	176,501	31,303	-	121,231
Supplies	190,101	-	21,807	158,536	-	36,750
Total	$3,765,332	$1,001,886	$3,243,232	$1,586,179	$942,385	$2,926,361

15.	Capital risk management

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

16.	Loss per share

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Numerator
Net loss for the period	$1,910,278	$2,080,682	$8,226,005	$5,501,788
Denominator
Weighted average shares - basic	94,514,905	88,844,534	92,534,667	86,708,499
Stock options	-	-	-	-
Denominator for diluted loss per share	94,514,905	88,844,534	92,534,667	86,708,499

Loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.09)	$(0.06)

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

17.	Related party transactions and key management compensation

Key management personnel are comprised of the Company’s directors and executive officers. In addition to their salaries, key management personnel also receive share-based compensation. Key management personnel compensation is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Salaries and benefits, including bonuses	$324,784	$329,314	$1,046,449	$954,311
Stock-based compensation	-	598,595	-	749,615
Total	$324,784	$927,909	$1,046,449	$1,703,926

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

We are a development-stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred net losses of $1,910,278 and $2,080,682 for the three months ended September 30, 2018 and September 30, 2017, respectively, and $8,226,005 and $5,501,788 for the nine months ended September 30, 2018 and September 30, 2017, respectively. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations. As of September 30, 2018, we had an accumulated deficit of $23,852,105 and cash and cash equivalents of $526,817.

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

Research and Development Expense

All costs of research and development are expensed in the period in which they are incurred. Research and development costs primarily consist of salaries and related expenses for personnel, fees paid to consultants, outside service providers, professional services, license fees, travel costs and materials used in clinical trials and research and development.

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

Income Taxes

As of December 31, 2017, we had net operating loss carryforwards for federal and state income tax purposes of $5,008,180 and non-capital loss carryforwards for Canada of approximately $6,526,850 respectively, which will begin to expire in fiscal year 2035. According to newly released IRS regulations, net operating losses generated after 2017 do not expire. However, we have evaluated the factors bearing upon the realization of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. We concluded that, due to the uncertainty of realizing any tax benefits as of December 31, 2017 and forward, a valuation allowance is necessary to fully offset our deferred tax assets.

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

Results of Operations

Three and nine months ended September 30, 2018 compared to three and nine months ended September 30, 2017

Our results of operations for the three and nine months ended September 30, 2018 and September 30, 2017 are as follows:

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	Change		2018	2017	Change
	$	$	$	%	$	$	$	%
Expenses
Research and development	630,371	465,495	164,876	35%	3,765,332	1,586,179	2,179,153	137%
General and administrative	834,570	1,350,726	(516,156)	-38%	3,243,232	2,926,361	316,871	11%
Professional fees	293,484	246,192	47,292	19%	1,001,886	942,385	59,501	6%
Amortization	431	699	(268)	-38%	1,810	2,098	(288)	-14%
Depreciation	86,162	22,903	63,259	276%	150,320	65,994	84,326	128%
Loss from operations	1,845,018	2,086,015	(240,997)	-12%	8,162,580	5,523,017	2,639,563	48%

Gain on settlement of liabilities	-	-	-	N/A	-	(5,000)	5,000	N/A
Loss on sale of fixed assest	69,382		69,382	100%	69,382	-	69,382	100%
Foreign exchange gain	(4,122)	(5,333)	1,211	-23%	(5,957)	(16,229)	10,272	-63%
Loss before income taxes	1,910,278	2,080,682	(170,404)	-8%	8,226,005	5,501,788	2,724,217	50%

Income tax expense	-	-	-	N/A	-	-	-	N/A

Net loss and comprehensive loss	1,910,278	2,080,682	(170,404)	-8%	8,226,005	5,501,788	2,724,217	50%

Revenue

We did not generate any revenue during the three and nine months ended September 30, 2018 and September 30, 2017.

Research and Development

 Research and development expense for the three months ended September 30, 2018 was $630,371 compared to $465,495 for the three months ended September 30, 2017, an increase of $164,876 or 35%. The increase was primarily due to an increase in contracted expenditures of $102,967, salaries, bonus and benefits of $46,038 and consulting fees of $21,889.

Research and development expense for the nine months ended September 30, 2018 was $3,765,332 compared to $1,586,179 for the nine months ended September 30, 2017, an increase of $2,179,153 or 137%. The increase was primarily due to the up-front licensing fee related to the signing of a development, commercialization and exclusive distribution agreement with Seraph Biosciences, Inc. of $1,738,513, and accrued payments to Seraph for previously incurred development costs of $333,247 included in contracted expenditures. The up-front licensing fee represented the issuance of unregistered common shares having a value of $1,238,513 and a cash payment of $500,000. Other significant increases of expenditures include contracted expenditures of $451,885. Overall there was an increased level of lab activities, including in vitro and in vivo work, to support the further development of our product candidates ZM-017, ZM-020, ZM-007, ZM-012, ZM-006 and ZM-011. We expect that our R&D expenditures in 2018 will be significantly higher than in 2017, due to the upfront and milestone payments of licensed technologies, initiation of pilot studies related to our four investigational new animal drug applications, work related to verification and validation of ZM-020 and ZM-017, and additional veterinary pharmaceutical candidates, diagnostic developments and technologies.

General and Administrative

 General and administrative expense for the three months ended September 30, 2018 was $834,570 compared to $1,350,728 for the three months ended September 30, 2017, a decrease of $516,156 or 38%. The decrease was primarily due to the prior period stock-based compensation expenses of $675,940 primarily as a result of the granting of options to purchase an aggregate of 1,280,000 common shares in August 2017 of which 1,223,750 vested immediately upon the date of grant. In the three months ended September 30, 2018 there was no stock-based compensation grant of stock options. This decrease was also partially offset by an increase in office expense of $55,613 and rent expense of $51,658 due to the expansion of our laboratory and office space, and insurance costs of $28,530 for increased Directors and Officers Insurance premiums.

General and administrative expense for the nine months ended September 30, 2018 was $3,243,232, compared to $2,926,361 for the nine months ended September 30, 2017, an increase of $316,871 or 11%. After adjusting for the prior period stock-based compensation expense of $837,531 the increase for the nine months ended September 30, 2018 was $1,168,822. The increase was due to an increase to salaries, bonus and benefits (excluding stock-based compensation expense) of $701,310 related to the addition of personnel, the addition of a Chief Commercial Officer, a Vice President of Sales and accrued severance to a former officer of the Company. Other increased expenses included office expense of $143,856, regulatory expense of $125,625, and insurance costs of $102,172. We expect that G&A expense will increase in 2018 and future periods as we increase our level of activity.

Professional Fees

Professional fees for the three months ended September 30, 2018 were $293,484 compared to $246,192 for the three months ended September 30, 2017, an increase of $47,292 or 19%. Professional fees for the 2018 period consisted primarily of consulting fees incurred in connection with preparation and completion of additional SEC filings and updates, and costs incurred in being a public company across two jurisdictions, Canada and U.S.

Professional fees for the nine months ended September 30, 2018 were $1,001,886 compared to $942,385 for the nine months ended September30, 2017, an increase of $59,501 or 6%. Professional fees for the 2018 period consisted primarily of consulting fees incurred in connection with preparation and completion of additional SEC filings and updates, and costs incurred in being a public company across two jurisdictions, Canada and U.S.

Net Loss

Our net loss for the three months ended September 30, 2018 was $1,910,278 or $0.02 per share, compared with a net loss of $2,080,682 or $0.02 per share, for the three months ended September 30, 2017, an increase of $170,404 or 8%. The net loss in each period was attributed to the matters described above.

Our net loss for the nine months ended September 30, 2018 was $8,226,005 or $0.09 per share, compared with a net loss of $5,501,788, or $0.06 per share, for the nine months ended September 30, 2017, an increase of $2,724,217 or 50%. The net loss in each period was attributed to the matters described above. We expect to continue to record net losses in future periods until such time as have sufficient revenue from our product candidates to offset our operating expenses.

Cash Flows

Three and nine months ended September 30, 2018 compared to three and nine months ended September 30, 2017

The following table shows a summary of our cash flows for the periods set forth below:

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	Change		2018	2017	Change
	$	$	$	%	$	$	$	%
Cash flows used in operating activities	(3,371,059)	(1,443,198)	(1,927,861)	134%	(7,819,347)	(5,108,962)	(2,710,385)	53%
Cash flows from financing activities	86,388	3,361,429	(3,275,041)	-97%	5,503,385	6,610,122	(1,106,737)	-17%
Cash flows used in investing activities	(467,675)	(4,775)	(462,900)	9694%	(605,368)	(164,576)	(440,792)	268%
Increase (decrease) in cash	(3,752,346)	1,913,456	(5,665,802)	-296%	(2,921,330)	1,336,584	(4,257,914)	-319%
Cash and cash equivalents, beginning of period	4,279,163	2,649,808	1,629,355	61%	3,448,147	3,226,680	221,467	7%
Cash and cash equivalents, end of period	526,817	4,563,264	(4,036,447)	-88%	526,817	4,563,264	(4,036,447)	-88%

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2018 was $3,371,059 compared to $1,443,196 for the three months ended September 30, 2017, an increase of $1,927,861 or 134%. The increase resulted primarily from our net loss of $1,910,278 for the three months ended September 30, 2018, compared to our net loss of $2,080,682 for the three months ended September 30, 2017, a decrease of $170,404 or 8%. The largest uses of cash stemmed from an amended lease agreement for additional laboratory and office space for our headquarters in Ann Arbor, Michigan in which we deposited $1,269,073 in rent for the entire 43-month lease term. Other significant increases in uses of cash include an increase in salaries, bonus and benefits as we had 22 employees at September 30, 2018, compared to 20 employees at September 30, 2017.

Net cash used in operating activities for the nine months ended September 30, 2018 was $7,819,347 compared to $5,108,962 for the nine months ended September 30, 2017, an increase of $$2,710,385 or 53%. The increase resulted primarily from our net loss of $8,226,005 for the nine months ended September 30, 2018, compared to our net loss of $5,501,788 for the nine months ended September 30, 2017, an increase of $2,724,217 or 50%. The largest uses of cash stemmed from the Seraph up-front licensing fee cash payment of $500,000 and we entered into an amended lease agreement as discussed above. Other significant increases in uses of cash include an increase in salaries, bonus and benefits as we had 22 employees at September 30, 2018, compared to 20 employees at September 30, 2017. These increases in uses of cash were partially offset by sources of cash from stock issued for services and stock-based compensation for a total of $1,245,801.

Net cash used in operating activities for the three and nine months ended September 30, 2017 was, $1,443,196 and $5,108,962 which resulted primarily from our net loss of $2,080,682 and $5,501,788. The largest uses of cash were for employee salaries, bonus and benefits, professional fees and consulting expenses related to the preparation of our initial U.S. registration statement, and work on our application to list our common shares on the NYSE American.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2018 was $86,388 compared to net cash provided by financing activities of $3,361,428 for the three months ended September 30, 2017, a decrease of $3,275,041 or 97%. The decrease was primarily due to a nil cash proceeds from financing for the three months ended September 30, 2018, compared to $3,320,000 for the three months ended September 30, 2017. Other financing activities included the exercise of stock options for $98,716 for the three months ended September 30, 2018, compared to $60,655 for the three months ended September 30, 2017.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $5,503,385 compared to net cash provided by financing activities of $6,610,122 for the nine months ended September 30, 2017, a decrease of $1,106,737 or 17%. The decrease was primarily due to cash proceeds from financing for $4,002,496 for the nine months ended September 30, 2018, compared to $6,570,000 for the nine months ended September 30, 2017. Other financing activities included the exercise of stock options for $1,537,024 for the nine months ended September 30, 2018, compared to $100,198 for the nine months ended September 30, 2017.

Net cash provided by financing activities for the three and nine months ended September 30, 2017 was $3,361,428 and $6,610,122, which relates primarily to the sale of $3,320,000 and $6,570.000 of our common shares and proceeds from the exercise of stock options for $60,655 and $100,198 respectively.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2018 was $467,675 compared to $4,775 for the three months ended September 30, 2017, an increase of $462,900 or 9,694%. The increase resulted primarily from the build-out of the new laboratory and office space in Ann Arbor.

Net cash used in investing activities for the nine months ended September 30, 2018 was $605,368, compared to $164,576 for the nine months ended September 30, 2017, an increase of $440,792 or 268%.The increase resulted primarily from the completion of build-out of the new laboratory and office space in Ann Arbor.

Net cash used in investing activities for the three and nine months ended September 30, 2017 was $4,775 and $164,576 which primarily resulted from leasehold improvements and the purchase of furniture and equipment for the initial office space in Ann Arbor.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in May 2015. As of September 30, 2018, we had an accumulated deficit of $23,852,105. We have funded our working capital requirements primarily through the sale of our common shares and the exercise of stock options. At September 30, 2018, we had cash and cash equivalents of $526,817.

Working capital (defined as current assets minus current liabilities) was $765,853 as of September 30, 2018. This was primarily due to cash and cash equivalents of $526,817 and prepaid expenses and deposits of $1,481,673, partially offset by accounts payables and accrued liabilities of $1,280,379.

On October 17, 2017 we entered into a five-year $5,000,000 unsecured working capital facility with Equidebt LLC, one of our shareholders (the “Equidebt Facility”). Amounts borrowed under the Equidebt Facility bear interest at a rate of 14% per annum payable at maturity. All amounts borrowed under the Equidebt Facility become due and payable on October 17, 2022. We can make two borrowings per month under the Equidebt Facility, each of which must be for a minimum of $250,000. The Equidebt Facility is unsecured; however Gerald A. Solensky Jr., our Chairman of the Board, President and Chief Executive Officer, has personally guaranteed our obligations under the Equidebt Facility. As of September 30, 2018 we have not borrowed against this facility.

On May 15, 2018, we announced a private offering of up to $10,000,000 of our common shares at a price of $2.15 per share (the “Private Placement”) and we issued 255,815 common shares for gross proceeds of $550,000. On June 28, 2018, we issued an additional 1,605,812 common shares for gross proceeds of $3,452,496 pursuant to the Private Placement. On July 28, 2018, the Private Placement of common shares expired with no additional sales. In aggregate, we sold a total of 1,861,627 common shares at a price of $2.15 per share for total gross proceeds of approximately $4,002,496. These common shares may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available. We recorded $23,806 of share issuance costs as an offset to capital stock.

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

Based on the closing price of our common shares on September 30, 2018, the market price of our common shares exceeded the exercise price of our outstanding stock options. To the extent that some or all of such stock options are exercised, we would receive the proceeds of such exercises which would provide additional capital for our company. However no assurance can be given that any of such stock options will be exercised or as to the proceeds and timing of any exercises that do occur. The willingness of option holders to exercise their options depends on a number of factors, including, without limitation: the future market price of our common shares; the availability of capital to fund the payment of the exercise price of such options, the tax consequences of any such exercises and the ability of such option holders to resell some or all of the common shares received upon such exercises.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Our Disclosure Controls

 We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2018.

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

We also have not generated any revenue to date, and we expect to continue to incur significant research and development costs and other expenses. Our net loss and comprehensive loss for the three months ended September 30, 2018 and September 30, 2017 was $1,910,278 and $2,080,682, respectively, for the nine months ended September 30, 2018 and September 30, 2017 was $8,226,005 and $5,501,788, respectively, and for the years ended December 31, 2017 and December 31, 2016 was $8,065,072 and $5,740,492, respectively. Our accumulated deficit as of September 30, 2018 was $23,852,105. As of September 30, 2018, we had total shareholders' equity of $2,910,267. We expect to continue to incur losses for the foreseeable future, which will increase significantly from historical levels as we expand our product development activities (including conducting required clinical studies and trials), seek necessary approvals for our product candidates, and begin commercialization activities. Even if we succeed in developing and broadly commercializing one or more of our product candidates, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or cease operations.

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

Not applicable.

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

Zomedica Pharmaceuticals Corp.

By:	/s/ Gerald Solensky, Jr.
Name:	Gerald Solensky Jr.
Title:	Chief Executive Officer

By:	/s/ Shameze Rampertab
Name:	Shameze Rampertab
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed with the Commission on April 21, 2017 (File No. 333-217409))

3.2	Amended and Restated By-Law No. 1 of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed with the Commission on April 21, 2017 (File No. 333-217409))

3.3	Certificate of Amendment and Registration of Restated Articles of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 filed with the Commission on April 21, 2017 (File No. 333-217409))

3.4	Certificate of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 filed with the Commission on April 21, 2017 (File No. 333-217409))

10.25	First Amendment to Lease Agreement for 100 Phoenix Drive, Ann Arbor MI 48108

10.26	Addendum to First Amendment to Lease Agreement 100 Phoenix Drive, Ann Arbor MI 48108

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

