Form 10-K
period 2018-12-31
Zomedica Pharmaceuticals Corp.
filed 2019-02-26
CIK 1684144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

☐ Yes ☒ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐

Accelerated filer ☒

Non-accelerated filer ☐

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

As of June 30, 2018, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $95.0 million based on the last reported sale price of the common shares on the NYSE American on June 29, 2018.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of the registrant’s common shares outstanding as of February 26, 2019, was 101,121,923.

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

Together with our strategic partners, we are developing three diagnostic platforms, a Bulk Acoustic Wave sensor-based veterinary point-of-care diagnostic platform for performing immunodiagnostic testing a Raman spectroscopy-based point-of-care diagnostic platform for the detection of pathogens, and liquid biopsy assays for the detection of cancer, along with related consumables. We believe that the regulatory pathway to approval of companion animal diagnostics is significantly shorter than for similar diagnostic products intended for human use. In certain cases, pre-market clearance may be unnecessary, depending on the intended use of the diagnostic.

We also have identified a number of drugs which have proven safe and effective in humans that we are developing for use in canines and felines. We believe this development approach enables us to reduce the risks associated with obtaining regulatory approval for unproven product candidates and shortens the development timeline necessary to bring our product candidates to market. We have four drug product candidates in early development and have identified several other potential product candidates for further investigation.

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

Market Opportunity

U.S. consumers will spend an estimated $72 billion on their pets in 2018, according to the American Pet Products Association, or APPA, an increase of approximately 4% from 2017. The veterinary care segment is expected to account for an estimated $17 billion in revenue in 2018, an increase of approximately 2.4% from 2017. According to dvm360 Magazine’s State of the Profession survey for 2015, diagnostics comprise 18%, and vaccinations, pharmaceuticals and biologicals comprise 25% of gross revenue at the veterinary practice level.

The dvm360 Magazine survey also states that 61% of respondents indicated that they were providing more diagnostic services than the prior year. Similarly, a 2016 Credit Suisse survey of veterinarians found that 73% of respondents expected their diagnostic testing to increase over the next 12 months. According to MarketsandMarkets, the veterinary diagnostics market is expected to grow at a CAGR of 8.8% between 2018 and 2023, reaching $5.4 billion in sales by 2024. Furthermore, in August of 2017, Accuray Research, reported that the global veterinary immunodiagnostic market was expected to grow at a CAGR of 10.2% and reach $2.68 billion by 2025.

Packaged Facts’ Pet Medications, in its U.S. report for 2017, estimated the size of the U.S. pet medication market, the largest companion animal market worldwide, at $8.6 billion in 2017, up from $7 billion in 2015. Future Market Insights estimates that the global companion animal drug market is expected to grow at a compounded annual growth rate of 4.9% from 2015 - 2025.

We believe that several factors have contributed and will continue to contribute to an increase in spending on pet therapeutics. Companion animals are generally living longer, with the average lifespan for dogs increasing by half a year to 11 years between 2002 and 2012, according to a study by Banfield Pet Hospital. In 2015, the American Animal Hospital Association estimated that the average dog will account for approximately $3,600 in veterinary bills over its lifespan. According to Pet Supplies Plus, baby boomers are adopting pets in record numbers. In its December 2015 issue, Pet Business magazine predicted that the millennial generation would continue the trend of the baby boomers in their enthusiasm for and interest in their pets and pet products and services. This, we believe, along with the increasing awareness of, as the U.S. Public Health Service states, “the mental and emotional benefits of companion animals” and our use of companion animals to address or assist in a range of health and wellness issues including post-traumatic stress disorder and autism, will bolster the growth and development of the pet therapeutics and diagnostics market.

Pet owners in the United States generally pay for diagnostics and therapeutics for their companion animals out-of-pocket. According to statistics from the North American Pet Health Insurance Association, only about 2.0 million dogs and cats in the United States and Canada were covered by an insurance plan in 2018. This represents less than 1% of the nearly 184 million dogs and cats that the American Pet Products Association estimates are owned in the United States alone. We believe that this results in less pricing pressure than in human health care, although the limited adoption of insurance may also reduce the ability of pet owners to pay for diagnostics and therapeutics recommended by their veterinarians.

Development of Companion Animal Diagnostics

The development of companion animal diagnostics continues to evolve with the addition of new technologies to diagnostic portfolios. We believe that these new technologies may allow for the following:

•	Enhanced capability to detect the frequency of occurrence and severity of diseases and conditions that impact companion animals;

•	Increased accuracy and faster means to obtain test results;

•	Wider availability of new diagnostic tools; and

•	Enhanced economic benefits for veterinarians.

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

Development of Companion Animal Therapeutics

Compared to human drug development, the development of companion animal therapeutics is generally faster and less expensive since it requires fewer clinical studies involving fewer subjects and can be conducted directly in the target species. Based on our progress since commencing business in May 2015, we believe that we will be able to develop product candidates, from the initial opening of an INAD with the FDA-CVM through to marketing approval, in approximately five years at a cost of approximately $6 million per product candidate. According to the Tufts Center for the Study of Drug Development, the successful development of a new drug for use in humans can take more than 10 years and requires an average out-of-pocket expenditure of approximately $1.4 billion. The lower cost associated with the development of companion animal therapeutics permits us to pursue multiple product candidates simultaneously and to spread the risk of failure across a number of product candidates, rather than concentrating all of our resources on one novel candidate that may ultimately fail to achieve regulatory approval or market acceptance.

Because we are developing product candidates based on drugs that have been successfully developed and approved for human use-as opposed to drugs based on new active pharmaceutical ingredients (APIs)-we believe that we will be able to avoid or minimize the expenses associated with the human drug development process and more rapidly advance our development programs, while continuing to comply with current good manufacturing practices, or cGMP, for our product candidates. Since we are not pursuing entirely new chemical entities with our drug product candidates, we believe the risk of failure of a specific drug product candidate is significantly lower compared to developing a novel compound.

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

Therapeutics

Despite the growing market for pet therapeutics, there are relatively few treatment options approved for use in companion animals, as compared to those approved for humans. As a result, veterinarians often must resort to prescribing products approved for use in humans, but not approved or formulated for use in companion animals. Based on our own research, we estimate that more than half of the therapeutics used in animals are unapproved for such use. As a result, veterinarians must rely upon trial and error or untested rules of thumb to assess the proper dosage needed to be effective in the particular species without undue risk of side effects. The veterinarian must also find a way to administer the human product to animals and determine the actual dosage amount, tasks which are important and potentially overlooked as practical considerations in the treatment of companion animals. To do this, veterinarians often rely on compounding pharmacies to formulate human drugs into species’ appropriate doses and formulations. As a result, veterinarians are forced to rely on therapeutics not proven safe and effective for their patients and on formulations for which no regulatory approval has been obtained. At the same time, the use of compounding pharmacies results in the veterinary clinic’s loss of much of the associated prescription revenue.

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

Product Pipeline

Diagnostic
Assay Development
Verification
Validation
Market Launch
ZM-024 // Point-of-Care Biosensor Platform // Thyroid & Adrenal Disorder Immunoassays
ZM-017 // Canine Cancer Liquid Biopsy Platform // Hemangiosarcoma, Osteosarcoma & Lymphoma
ZM-020 // Point-of-Care Pathogen Detection Platform // Urine & Fecal Testing
Therapeutic
Formulation
Pilot Studies
Pivotal Studies
Final FDA-CVM Review
Market Launch
FDA-CVM Phased Review
ZM-007 // Metronidazole Oral Suspension // Anti-Diarrheal for small breeds & puppies
ZM-012 // Metronidazole Tablet // Anti-Diarrheal - Approved for use in humans, same API as Flagyl®
ZM-006 // Transdermal Methimazole // Hyperthyroidism - Oral formulation approved for use in humans (Tapazole®) & cats (Felimazole®)
ZM-011 // Transdermal Fluoxetine // Behavioral disorders, e.g. inappropriate urination, same API as Prozac®

Diagnostics

We are developing with our strategic partner a veterinary diagnostic assay, ZM-024, which is a Bulk Acoustic Wave sensor-based veterinary point-of-care diagnostic platform for performing immunodiagnostic testing. The diagnostic platform uses our partner’s differentiated Bulk Acoustic Wave (BAW) sensor, derived from the fundamental BAW filter technology that is deployed in millions of mobile devices worldwide, to enable a non-optical and fluorescence-free detection system. The final product is expected to be comprised of a table-top instrument that uses disposable assay cartridges to test a range of samples including whole blood, serum, plasma, and urine. Our partner has conducted preliminary analytical and functional sensitivity testing on its investigational BAW platform as well as feasibility testing for certain initial immunoassay candidates in its other development work. We believe ZM-024 may have potential utility in other veterinary diagnostic areas such as molecular diagnostics and multiplexing capabilities. The joint development work initially targets five assay cartridge candidates including Total Thyroxine (T4), Free Thyroxine (fT4), Thyroid Stimulating Hormone (TSH), Cortisol and Endogenous Adrenocorticotropic Hormone (ACTH). These analytes are used to detect the following thyroid and adrenal disorders in dogs and cats, which currently require reference lab immunoassay testing for reliable diagnostic results: hypothyroidism in dogs, one of the most common endocrine diseases, hyperthyroidism in cats, a significant cause of morbidity in older cats, Cushing's disease in dogs, another common endocrine disorder and Addison’s disease in dogs.

We expect to complete assay verifications for ZM-024 in the fourth quarter of 2019, followed by validations in first quarter of 2020. Assuming the development work is successful, we expect to commence the marketing of this platform in the first half of 2020 for the initial five assay candidates, which we believe do not require pre-market regulatory approval by U.S. regulators.

Together with our strategic partner, we are developing a novel pathogen detection system in the form of an innovative point-of-care diagnostic instrument, ZM-020. We believe ZM-020 may deliver multiple benefits, including speed of results and an enhanced workflow with minimal sample preparation time. We believe that ZM-020 does not require pre-market regulatory approval for use with companion animals in the United States. We expect that ZM-020 will use Raman spectral measurements to provide real-time, reagentless and automated identification of pathogens and disease indicators. We expect that ZM-020 will use recent advances in the field of Raman spectroscopy, a laser-based spectroscopy technique, to enable the identification of biological and biochemical signatures in complex biological samples, beginning with the examination of urine and fecal samples. We intend to develop additional applications for the ZM-020 platform including further development of the pathogen detection library for urine and fecal analysis as well as for respiratory and dermatological analysis. ZM-020 is comprised of a bench-top instrument and consumables intended to analyze unprocessed biological samples.

In our early development work the ZM-020 platform has successfully detected 13 unique urine pathogen signatures in water including Escherichia coli, Staphylococcus, Streptococcus, Klebsiella, Pseudomonas bacteria species and three types of crystals with greater than 93.93 percent sensitivity and 99.32 percent specificity in over 6,000 samples. Our next development phase will seek to further optimize these results by moving beyond “spiked” water samples to automated detection of these signatures in urine samples. Our development work for the fecal assay is focused on the identification of hookworms, roundworms, whipworms, coccidia and giardia. If development work progresses as anticipated, we expect to commence validation for the UTI assay and verification for the fecal assay in the first quarter of 2019. Assuming our development work is successfully completed we expect to commence marketing ZM-020 in the first half of 2020.

Together with our strategic partner, we are developing a circulating tumor cell, or CTC, assay, ZM-017, also known as a “liquid biopsy,” for use by veterinarians as a cancer diagnostic. The liquid biopsy is a blood test that we believe has the potential to detect the presence of CTCs, which are cells that have shed from a primary tumor into neighboring blood vessels and are transported throughout the body’s circulatory system. Diagnosing certain cancers in canines is difficult because the location of the tumor may make it difficult or risky to obtain cell material through a biopsy. In addition, the overall health of a canine may increase the risk of performing a biopsy. We are focusing our initial development work on testing for difficult to biopsy cancers such as hemangiosarcoma and osteosarcoma in canines. Other diagnostic technologies, such as advanced imaging, are expensive while others, such as histopathologic examination, may take several days or more to provide a definitive diagnosis. We believe that the detection of CTCs in the blood could provide strong clinical support for a cancer diagnosis without the need for an invasive tissue biopsy or other expensive or time-consuming diagnostic test. If we successfully develop ZM-017, we expect that ZM-017 will provide veterinarians with a faster, more affordable, and less invasive test for certain cancers in canines compared to existing detection methods. We expect to initiate verification and validation efforts for a lymphoma assay in 2019 as well. According to The Merck Veterinary Manual canine lymphoma is reported to be the most common blood-borne cancer in dogs with an estimated incidence rate approaching 0.1%.

Zomedica extended validation of its initial cancer assay after continued verification efforts, performed in parallel with early clinical validation steps during 2018, revealed opportunities to further optimize the assay to achieve broader commercial potential. Assuming successful completion of the clinical validation, we expect to commence the marketing of ZM-017 during the second half of 2020.

Therapeutics

We have four drug product candidates. Our lead drug product candidate is ZM-007, an oral suspension formulation of metronidazole, targeting the treatment of acute diarrhea in small dog breeds and puppies under nine pounds or four kilograms. Metronidazole suspension is only available as a compounded drug and is not approved by the FDA-CVM. An Investigational New Animal Drug, or INAD, was opened for ZM-007 with the Food and Drug Administration’s Center for Veterinary Medicine, or FDA-CVM, in October 2016. The API in ZM-007 is metronidazole, which has been the subject of multiple studies in humans and has been approved for use in humans for decades. We do not believe that the API in ZM-007 is protected by any patents or other proprietary rights of third parties in the U.S. We had a pre-submission meeting on December 13, 2017 with the FDA-CVM specific to the product development strategy for ZM-007 and ZM-012, a bioequivalent to ZM-007. Based on the feedback received from the FDA-CVM at that meeting and in light of additional market research demonstrating approved alternatives to compounded drugs, we have decided to prioritize development of ZM-007 over ZM-012. We expect to commence a pivotal safety study of ZM-007 in the first half of 2019.

Our second drug product candidate is ZM-012, a novel tablet formulation of metronidazole and a complementary formulation to ZM-007, targeting the treatment of acute diarrhea in dogs. Metronidazole tablets are currently only available as human generics, most commonly known as Flagyl®. An INAD was opened for ZM-012 with the FDA-CVM in April 2016. We have finalized the formulation and completed pilot testing of ZM-012 as a beef-flavored oral tablet intended for dogs greater than nine pounds or four kilograms and we completed pilot testing of ZM-012 in the fourth quarter of 2017. We intend to pursue regulatory approval of ZM-012 as a bioequivalent to ZM-007 following approval of ZM-007 by FDA-CVM. Drugs that are considered to be bioequivalent are, for regulatory purposes, essentially the same, meaning the absence of significant difference between the extent and rate of absorption over the course of a specific period of time at the same dose and under the same conditions. The implementation of this bioequivalent strategy is contingent on FDA-CVM approval of the new animal drug application (NADA) for ZM-007. If the FDA-CVM permits us to rely on the bioequivalence of ZM-012 to ZM-007, we anticipate that this regulatory pathway will conserve significant development costs because a bioequivalence study could replace the need for pivotal safety and efficacy studies for ZM-012.

Our third drug product candidate is ZM-006, a transdermal gel formulation of methimazole targeting the chronic treatment of hyperthyroidism in cats. Hyperthyroidism is one of the most commonly diagnosed endocrine disorders in middle-aged to older cats according to the American Association of Feline Practitioners. We are investigating ZM-006 pursuant to an INAD opened with the FDA-CVM in June 2016. The API in ZM-006, methimazole, most commonly known as Tapazole®, has been the subject of multiple studies in humans and has been approved for oral use in humans for decades. Our transdermal gel formulation is intended to provide an alternative to an oral tablet formulation already approved by the FDA-CVM for cats, known as Felimazole®. We do not believe that the API in ZM-006 is protected by any patents or other proprietary rights of third parties. ZM-006 is intended for application to the inside of the cat’s ear. The formulation of ZM-006 has been completed. We completed pilot testing of ZM-006 to support our pivotal safety study in the fourth quarter of 2018 and are analyzing the results. We expect to present and confirm the regulatory strategy and development plan for ZM-006 with the FDA-CVM in the first quarter of 2019. Assuming pilot testing is successful, we intend to commence a pivotal safety study of ZM-006 in the first half of 2019. We also intend to initiate a pilot efficacy study in the first half of 2019.

Our fourth drug product candidate is ZM-011, a transdermal gel formulation of fluoxetine, most commonly known as Prozac®, its human pharmaceutical brand name. We believe that Fluoxetine in pill or compounded form is frequently prescribed by veterinarians to treat feline behavioral disorders such as inappropriate urination. We are investigating ZM-011 pursuant to an INAD opened with the FDA-CVM in January 2017. The API, fluoxetine, has been the subject of multiple studies in humans and has been approved for use in humans for decades. We do not believe that the API in ZM-011 is protected by any patents or other proprietary rights of third parties. ZM-011 is a transdermal gel formulation intended for application to the inside of the cat’s ear. The formulation of ZM-011 has been completed. We completed pilot testing of ZM-011 to support our pivotal safety study in the fourth quarter of 2018 and are analyzing the results. Assuming such pilot testing is successful, we intend to commence our pivotal safety study of ZM-011 in the second half of 2019.

License Agreements

In November 2018, we entered into a development and supply agreement with Qorvo Biotechnologies, LLC, or Qorvo, a wholly-owned subsidiary of Qorvo, Inc. focused on bringing Qorvo’s piezo-electric BAW sensor to the veterinary health sector. Under the terms of this agreement, we have exclusive, global rights to develop and market Qorvo's investigational point-of-care diagnostic platform for veterinary use. Under the agreement, Qorvo and we will collaborate on the development of veterinary diagnostic assays. The joint development work initially targets five assay cartridge candidates to detect the thyroid and adrenal disorders in dogs and cats. Qorvo is responsible for the development of the assay cartridges and the instrument. We have agreed to pay for the associated non-recurring engineering costs of up to $500,000 per assay cartridge and the instrument, and are responsible for the validation of the assay cartridges and the instrument. Qorvo will supply us, on an exclusive basis, with the instruments and the related assay cartridges to be developed under the agreement pursuant to a rolling forecast, subject to specified minimum purchase requirements, at prices specified in the agreement. We will be responsible for the marketing and sale of the disposable assay cartridges and instruments.

The agreement, which is exclusive worldwide in the practice of veterinary medicine for the health and wellbeing of any non-human animal, has an initial term of ten years (subject to early termination and extension in certain circumstances).

We paid Qorvo $1.0 million and issued to Qorvo unregistered common shares having a value of $4.4 million, consisting of an aggregate of 2,565,789 common shares with an ascribed price of $1.52 per share. We have agreed to pay Qorvo additional milestone payments in cash or, if elected by Qorvo, additional unregistered common shares having a value calculated as specified in the agreement. The total amount of additional milestone payments (if all milestones are met) will be $10 million (if paid entirely with cash) or up to $10.9 million (consisting of cash in the amount of $7 million and unregistered common shares having a value of $3.9 million, if Qorvo elects to receive compensation partially in equity). In connection with the agreement, we entered into a registration rights agreement providing Qorvo with certain registration rights with respect to the common shares to be issued by us under the agreement.

In May 2018, we entered into a development, commercialization and exclusive distribution agreement with Seraph Biosciences, Inc., or Seraph, a human biomedical device company. Under the terms of this agreement, we have exclusive global veterinary industry rights to develop and market a novel pathogen detection system in the form of a point-of-care diagnostic instrument. The agreement covers development and validation of ZM-020. We are responsible for development and validation, and their associated costs. Seraph will supply us, on an exclusive basis, with the hardware platform, associated software and the consumables to be developed under the agreement, pursuant to a rolling forecast, at prices specified in the agreement. We will be responsible for the marketing and sale of the hardware platform, associated software and the consumables. The agreement, which is exclusive to the field of global veterinary diagnostic applications, has a term of seven years (subject to adjustment in certain circumstances) and automatically renews for additional one-year terms thereafter.

We paid Seraph up-front fees of $500,000 and issued to Seraph unregistered common shares having a value of $1,238,513, consisting of an aggregate of 641,717 common shares at an ascribed price of $1.9479 per share. Seraph is entitled to additional payments for development costs. Seraph will be entitled to receive up to an additional $7,000,000, payable 50 percent in cash and 50 percent in additional unregistered common shares, upon the achievement of a series of staged, specified milestones, including completion of laboratory studies and field studies, production and commercial shipment of products. Future issuances of shares will be subject to TSX-V approval and will be priced relative to market at the time of issuance. Seraph is entitled to certain registration rights with respect to the common shares to be issued by us under the agreement. In addition, we have agreed to pay Seraph license fees based on a percentage of gross profit from commercial sales of ZM-020.

In January 2017, we entered into a collaborative research agreement with Celsee, Inc., or Celsee, a developer of diagnostics for the detection and quantification of cells and other markers. Subsequent to this agreement, in December 2017, we entered into a license and supply agreement with Celsee for exclusive global rights to develop and market Celsee’s liquid biopsy platform. The agreement with Celsee covers the development and commercialization of liquid biopsy assays and related consumables for the detection of cancer in companion animals. We are responsible for the clinical development and commercialization of the assays. Celsee will supply us on an exclusive basis with the assays and the consumables for the products to be developed under the agreement pursuant to a rolling forecast to be provided by us at prices specified in the agreement. We will be responsible for the marketing and sale of the assays and the related consumables. The agreement, which is exclusive in the field of veterinary cancer diagnostic applications, has a term of seven years (subject to termination in certain circumstances) and automatically renews for additional one-year terms thereafter.

We paid Celsee up-front fees of $500,000 and issued to Celsee unregistered common shares having a value of $230,131, consisting of an aggregate of 112,314 common shares at an ascribed price of $2.2259 per share. Celsee is entitled to additional payments totaling up to an additional $1 million, payable 50 percent in cash and 50 percent in additional unregistered common shares, upon the achievement of specified milestones-namely, completion of product development (in respect of 50 percent of the foregoing cash and share payments) and upon successful completion of manufacturing milestones (as to the remaining 50 percent of the foregoing cash and share payments). Future issuances of shares will be subject to TSX-V approval and will be priced relative to market at the time of issuance. Celsee is entitled to certain registration rights with respect to the common shares issued by us under the agreement.

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

Research and Development

Together with our strategic partners, we are performing development work on our diagnostic platforms. Our drug product candidate development programs focus on the development of product candidates for target indications that have already demonstrated safety and efficacy in humans and the development of therapeutics based on these drugs for appropriate target indications and formulations in companion animals. We use various contract research organizations, or CROs, to assist in performing our research and development activities.

In connection with these activities, we have incurred and will continue to incur significant research and development expenses. Our research and development expenses were $10,317,153 for the year ended December 31, 2018 and $2,751,326 for the year ended December 31, 2017.

Sales and Marketing

We intend to commercialize any product candidate for which we receive regulatory approval in the United States with a direct sales force. We intend to sell products directly to veterinarians whom we believe are self-motivated to utilize advanced diagnostics and prescribe innovative therapeutics that are safe, effective, and supported by reliable clinical data and regulatory approval in order to improve the health of companion animals, while also generating additional revenue.

We also intend to market certain of our products to reference labs. Our commercialization strategy is to sell ZM-024 and ZM-020 to veterinarians, and to sell ZM-017 to reference lab(s), while driving utilization of the tests by veterinarians. We believe this strategy is consistent with the current practice of veterinarians who perform some of their own diagnostic tests and send other diagnostic samples to reference labs for analysis. We also intend to selectively utilize distributors, which we believe will enable us to expand our commercial reach to a majority of all veterinarians in our chosen markets. We believe that we can compete effectively with a combination of our own direct sales force and complementary distributors.

To support our marketing efforts, we introduced a unique “Voice of the Vet” program in the fourth quarter of 2016 to gather insights and better understand the needs of veterinarians and their practices, and to gauge interest for potential future product offerings, while building brand awareness as a valued veterinary partner. Our Voice of the Vet program allows veterinarians, practice managers and veterinary technicians to participate in conversations where they can share ideas and experiences with each other, as well as with us through an interactive platform.

During 2018, we have increased our investment to build brand and product awareness as a valued veterinary partner with clinical practitioners. In the fourth quarter of 2018, we initiated a strategic customer development initiative, which includes expansion activities for its Voice of the Vet programming for veterinarians, veterinary technicians and nurses, practice managers and hospital administrators, as well as veterinary students.

Additionally, we are continuing to conduct comprehensive market research across the United States with private, corporate and institutional clinics along with key opinion leaders and academia to obtain feedback on our product development efforts and to build relationships with key market influencers. We are also finalizing science-based educational white papers for our ZM-017 canine cancer diagnostic platform and our ZM-20 point-of-care pathogen detection platform.

During 2019, we expect to increase our product marketing efforts. Our goal is to be in a position toward the end of 2019 to begin soliciting and accepting commercial orders and deposits for our point-of-care diagnostic products for delivery in 2020 as described elsewhere herein.

Manufacturing

We have no internal manufacturing capabilities for our diagnostic and therapeutic product candidates.

Under our license and supply agreements, Qorvo, Seraph and Celsee are responsible for the manufacture and supply of the equipment and consumables to us. Our strategic partners have primary responsibility for assuring that all products will be manufactured in accordance with applicable laws and meet all agreed upon specifications.

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

Intellectual Property

We intend to rely primarily upon a combination of in-licensing exclusive rights, regulatory exclusivity, proprietary know-how, and confidentiality agreements to protect our diagnostic assays, product formulations, processes, methods and other technologies and to preserve any trade secrets and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. We currently do not own any issued patents.

Our diagnostic technologies are dependent on intellectual property developed by our strategic partners and licensed to us. We do not own the intellectual property rights that underlie these licenses. Our rights to use the technology we license are subject to the negotiation of, continuation of and compliance with the terms of our licenses. However, we have filed three provisional patents to date, two of which cover methods of using antibody based cancer detection and another compositions and method patent for identifying lymphoma all of which relate to our ZM-017 platform.

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

Competition

Diagnostics

Our potential competitors include large human pharmaceutical and medical diagnostics companies, small businesses focused on animal health, and reference laboratory services provided by academic institutions and in-clinic product providers. These competitors include Idexx Laboratories, Inc., Antech Diagnostics, a unit of VCA Inc., Abaxis, Inc., a wholly-owned subsidiary of Zoetis Inc., Heska Corporation and Zoetis Inc.

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

Our potential competitors include large animal health companies, which currently derive a significant portion of their revenue from livestock medications. Large animal health companies include Merck Animal Health, the animal health division of Merck & Co., Inc.; Elanco; Bayer Animal Health, the animal health division of Bayer AG; Novartis Animal Health, the animal health division of Novartis AG; Boehringer Ingelheim Animal Health, the animal health division of Boehringer Ingelheim GmbH; and Zoetis Inc., as well as European companies such as Virbac S.A., Vetoquinol S.A., and Dechra Pharmaceuticals PLC. We are also aware of several smaller early stage companies that are developing products for use in the pet therapeutics market, including Kindred Biosciences, Inc., Aratana Therapeutics, Inc., Parnell Pharmaceuticals Holdings Ltd., and Jaguar Animal Health, Inc. Our drug product candidates will also face competition from medicines and products approved for use in humans that are used off-label for pets. Private organizations, academic institutions and government agencies conducting animal health product research are also considered potential competitors.

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

During development, the applicant will usually submit a proposed pivotal trial protocol to the FDA-CVM for review and concurrence prior to conducting the trial. The applicant must gather and submit data on manufacturing, safety and effectiveness to the FDA-CVM for review, which will be conducted according to timelines specified in the Animal Drug User Fee Act, or ADUFA. ADUFA also imposes certain fees including a sponsor fee of $125,990 per year, an application fee of $449,348 per product candidate submission, and certain administrative application and manufacturing fees imposed per product candidate per year based on sales.

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

Employees

As of December 31, 2018, we had 27 employees. Of our employees, ten are engaged in research and development activities, seven are engaged in business development and marketing activities, and ten are engaged in corporate and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Properties

Our corporate headquarters and research and development laboratory is located in Ann Arbor, Michigan, where we lease approximately 26,500 square feet pursuant to a lease that expires February 2022. We have the option to extend that lease for two, five year renewal periods. We believe that our facilities are sufficient for our existing and expected future needs.

Legal Proceedings

We are not currently a party to any material legal proceedings.

Corporate Information

Zomedica Pharmaceuticals Corp. (formerly, Wise Oakwood Ventures Inc.) was originally incorporated as Wise Oakwood Ventures Inc. on January 7, 2013 under the  Business Corporations Act  (Alberta). On October 28, 2013, we completed our initial public offering in Canada and became classified as a Capital Pool Company, as defined under the rules of the TSX Venture Exchange, or TSX-V. On April 21, 2016, we changed our name to Zomedica Pharmaceuticals Corp. and consolidated our common shares on a one-for-two and one-half (2½) basis. ZoMedica Pharmaceuticals Inc., or ZoMedica Inc., was incorporated on May 14, 2015 under the  Canada Business Corporations Act . On April 21, 2016, we completed a qualifying transaction, or the Qualifying Transaction, under TSX-V Policy 2.4 -  Capital Pool Companies , consisting of a three-cornered amalgamation among our company, ZoMedica Inc. and our wholly-owned subsidiary. Under the Qualifying Transaction, ZoMedica Inc. and our subsidiary were amalgamated to form Zomedica Pharmaceuticals Ltd., or Zomedica Ltd. As consideration for the amalgamation, shareholders of ZoMedica Inc. became the owners of 97.6% (non-diluted) of our common shares, and ZoMedica Ltd. became our wholly-owned subsidiary. Subsequent to the Qualifying Transaction, Zomedica Ltd. was vertically amalgamated into our company. We have one wholly-owned subsidiary, Zomedica Pharmaceuticals, Inc., a Delaware company. ZoMedica Inc. entered into the Qualifying Transaction in order to accomplish the following:

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

We are a development stage veterinary diagnostic and pharmaceutical company creating products for companion animals (canine, feline and equine) by focusing on the unmet needs of clinical veterinarians. Since the commencement of our business in May 2015, our operations have been primarily limited to the identification of product candidates and research and development of our diagnostic and drug product candidates. As a result, we have limited historical operations upon which to evaluate our business and prospects and we have not yet demonstrated an ability to obtain approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in emerging fields such as the companion animal pharmaceuticals and health care solutions industries.

We also have not generated any revenue to date, and we expect to continue to incur significant research and development costs and other expenses. Our net loss and comprehensive loss for the years ended December 31, 2018 and December 31, 2017 was $16,647,687 and $8,065,072, respectively. Our accumulated deficit as of December 31, 2018 was $32,273,787. As of December 31, 2018, we had total shareholders' equity of $3,657,000. We expect to continue to incur losses for the foreseeable future, which will increase significantly from historical levels as we expand our product development activities (including conducting required clinical studies and trials), seek necessary approvals for our product candidates, and begin commercialization activities. Even if we succeed in developing and broadly commercializing one or more of our product candidates, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or cease operations.

We will need to raise additional capital to achieve our goals.

We do not have any products approved for sale. Although we believe that we do not require pre-market approval from the U.S. Food and Drug Administration’s Center for Veterinary Medicine, or the FDA-CVM, to market and sell ZM-024, a Bulk Acoustic Wave sensor-based veterinary point-of-care diagnostic platform for performing immunodiagnostic testing, ZM-020, our Raman spectroscopy-based point-of-care diagnostic platform, or ZM-017, the circulating tumor cell, or CTC, diagnostic assay that we are developing, we do not expect to commence marketing of these solutions until the first half of 2020.

Until, and unless, we receive approval from the FDA-CVM for our drug product candidates, we cannot market or sell our drug products in the United States and will have no material drug product revenue. Our lead drug product candidates are in the formulation, optimization and/or pilot study stage, and we have not yet begun pivotal trials. We anticipate that each of our drug product candidates will require approximately five years of development at a cost of approximately $6 million per drug product candidate before we expect to be able to apply for marketing approval in the United States. In addition, certain assays that we may choose to pursue for use in our diagnostic platforms may require pre-market regulatory approval.

We are also seeking to identify potential complementary opportunities in the veterinary diagnostics and therapeutics sectors. We will continue to expend substantial resources for the foreseeable future to develop our existing product candidates and any other product candidates that we may develop or acquire. These expenditures will include: costs of developing and validating our diagnostic product candidates and related assays and consumables; costs associated with drug formulation; costs associated with conducting pilot and pivotal trials and clinical studies; costs associated with completing other research and development activities; costs of identifying additional potential product candidates; costs associated with payments to technology licensors and maintaining other intellectual property; costs of obtaining regulatory approvals; costs associated with securing contract manufacturers to meet our commercial manufacturing and supply capabilities; and costs associated with marketing and selling our products. In addition, under our existing development agreements, we are required make significant cash milestone payments to our development partners and to pay certain development costs. We do not control the timing of these payments. We also may incur unanticipated costs. Because the outcome of our development activities and commercialization efforts is inherently uncertain, the actual amounts necessary to successfully complete the development and commercialization of our existing or future product candidates may be greater or less than we anticipate.

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

Our future capital requirements depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of researching and developing our existing or future diagnostics and product candidates;

•	the extent to which any of our future diagnostic assays may be subject to USDA-CVB pre-market regulation;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our existing or future diagnostics or product candidates;

•	the number and characteristics of the diagnostics and/or product candidates we pursue;

•	the cost of contract manufacturers to manufacture our existing and future diagnostics and product candidates and any products we successfully commercialize;

•	the cost of commercialization activities if any of our existing or future diagnostics and product candidates are approved for sale, including marketing, sales and distribution costs;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements; and

•	the costs involved in preparing and filing patent applications, maintaining any successfully obtained patents and protecting and enforcing any such patents.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate one or more of our product development programs or any future commercialization efforts.

The audit opinion on our financial statements contains a going concern modification.

As a result of our recurring losses from operations and our accumulated deficit, the opinion of our independent registered public accountants on our financial statements as of and for the year ended December 31, 2018 contains a going concern modification. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of a going concern modification by our independent registered public accountants, our recurring losses, our accumulated deficit and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into contractual relationships with third parties.

We are substantially dependent on the success of our lead product candidates, and cannot be certain that any of them will be approved for marketing, to the extent applicable, or successfully commercialized.

We have no products approved for sale in any jurisdiction and are focused primarily on the development of our lead diagnostic and drug product candidates. Accordingly, our near-term prospects, including our ability to generate material product revenue, or enter into potential strategic transactions, will depend heavily on the successful development and commercialization of one or more of our lead candidates, which in turn will depend on a number of factors, including the following:

•	the successful completion of clinical validation of our diagnostic product candidates, which may take significantly longer than we anticipate and will depend, in part, upon the satisfactory performance of our strategic partners and third-party contractors;

•	the successful completion of pilot testing and pivotal efficacy and safety trials of one or more of our drug product candidates, which may take significantly longer than we anticipate and will depend, in part, upon the satisfactory performance of third-party contractors;

•	our ability to demonstrate to the satisfaction of the FDA-CVM or the USDA Center for Veterinary Biologics, or USDA-CVB, as applicable, the safety and efficacy of our drug product candidates and to obtain regulatory approvals;

•	the ability of our third-party contract manufacturers to manufacture supplies of any of our product candidates and to develop, validate and maintain viable commercial manufacturing processes that are compliant with Good Manufacturing Practices or GMP;

•	our ability to successfully market any product candidate for which marketing approval is received, whether alone or in partnership with others;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of our product candidates compared to alternative and competing treatments;

•	the acceptance of our product candidates as safe and effective by veterinarians, pet owners and the animal health community;

•	our ability to achieve and maintain compliance with all regulatory requirements applicable to our business; and

•	our ability to obtain and enforce our intellectual property rights and obtain marketing exclusivity for our product candidates, and avoid or prevail in any third-party patent interference, patent infringement claims or administrative patent proceedings initiated by third parties or the United States Patent and Trademark Office (“USPTO”).

Many of these factors are beyond our control. Accordingly, we cannot assure you that we will be successful in developing or commercializing any of our product candidates. If we are unsuccessful or are significantly delayed in developing and commercializing our product candidates, our business and prospects will be materially adversely affected and you may lose all or a portion of your investment.

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

We face competition from the validated human drugs from which our drug candidates are developed which are not subject to patent protection and which are already used “off-label” in animals.

Our lead drug product candidates include APIs already demonstrated safe and effective in humans and we expect that our future drug product candidates will be similarly based on such APIs. We do not engage in research or discovery of novel therapeutics, but focus on drug product candidates with APIs that have been successfully commercialized or demonstrated to be safe and effective in humans, which we sometimes refer to as validated. We expect that there will be little, if any, third-party patent protection of the APIs in our drug product candidates. As a result, our drug product candidates may face competition from their human equivalents in situations where such equivalents are available and used in unapproved animal indications, which is known as off-label use. There is no assurance that the eventual prices of our drug products will be lower than or competitive with the prices of the human equivalents used off-label, or that a palatable, easy-to-administer formulation will be sufficient to differentiate them from their human equivalents.

Our product candidates will face significant competition and may be unable to compete effectively.

The development and commercialization of veterinary diagnostics and pharmaceuticals is highly competitive and our success depends on our ability to compete effectively with other products in the market.

There are a number of competitors in the diagnostic market that have substantially greater financial and operational resources and established marketing, sales and service organizations. We expect to compete primarily with commercial clinical laboratories, hospitals’ clinical laboratories and other veterinary diagnostic equipment manufacturers. Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc., Antech Diagnostics, a unit of VCA Inc., Abaxis, Inc., a wholly-owned subsidiary of Zoetis Inc., Heska Corporation and Zoetis Inc. We must develop our distribution channels and build our direct sales force in order to compete effectively in these markets. If we are unable to effectively manage our distribution channels in our highly competitive industry, we may fail to retain customers or obtain new customers and our business will suffer.

If our drug product candidates are approved, we expect to compete with large animal health companies including Merck Animal Health, the animal health division of Merck &Co., Inc.; Elanco Animal Health Incorporated; Bayer Animal Health, the animal health division of Bayer AG; Boehringer Ingelheim Animal Health, the animal health business unit of Boehringer Ingelheim GmbH; and Zoetis Inc., as well as European companies such as Virbac S.A., Vetoquinol S.A. and Dechra Pharmaceuticals PLC. We are also aware of several smaller early stage companies that are developing products for use in the pet therapeutics market, including Kindred Biosciences, Inc., Aratana Therapeutics, Inc., Parnell Pharmaceuticals Holdings Ltd. and Jaguar Animal Health, Inc. We also expect to compete with academic institutions, governmental agencies and private organizations that are conducting research in the field of animal health medicines.

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

Development of product candidates for use in companion animal health is an inherently expensive, time-consuming and uncertain, and any delay or discontinuance of validation or pivotal studies for our current or future product candidates would significantly harm our business and prospects .

Development of product candidates for use in companion animals is an inherently lengthy, expensive and uncertain process, and there is no assurance that our development activities will be successful. We do not know whether the validation studies or the pivotal studies of our drug product candidates, will begin or conclude on time, and they may be delayed or discontinued for a variety of reasons, including if we are unable to:

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

Our strategic partnerships are important to our business. If we are unable to maintain any of these partnerships, or if these partnerships are not successful, our business could be adversely affected.

We have entered into a number of strategic partnerships that are important to our business and we expect to enter into similar partnerships as part of our growth strategy. These partnerships may pose a number of risks, including:

•	partners may have significant discretion in determining the efforts and resources that they will apply to these partnerships;

•	partners may not perform their obligations as expected;

•	partners may not pursue development of our product candidates or may elect not to continue or renew development based on development results, changes in the partners’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

•	partners could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the partners believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours, which may cause partners to cease to devote resources to the development of our product candidates;

•	disagreements with partners, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research and development of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•	partners may not properly maintain or defend their intellectual property rights or may use proprietary information in such a way as to invite litigation that could jeopardize or invalidate the intellectual property or proprietary information or expose us to potential litigation;

•	partners may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

•	partners may learn about our technology and use this knowledge to compete with us in the future;

•	there may be conflicts between different partners that could negatively affect those partnerships and potentially others; and

•	the number and type of our partnerships could adversely affect our attractiveness to future partners or acquirers.

If any partnerships we enter into do not result in the successful development of our product candidates or if one of our partners terminates its agreement with us, we may not be able to successfully develop our product candidates, our continued development of our product candidates could be delayed and we may need additional resources to develop additional product candidates. All of the risks relating to our product development, regulatory approval and commercialization also apply to the activities of our partners and there can be no assurance that our partnerships will produce positive results or successful products on a timely basis or at all.

Additionally, subject to its contractual obligations to us, if a partner of ours is involved in a business combination or otherwise changes its business priorities, the partner might deemphasize or terminate the development of any technology licensed to it by us. If one of our partners terminates its agreement with us, we may find it more difficult to attract new partners and our perception in the business and financial communities and our stock price could be adversely affected.

We may in the future determine to partner with additional pharmaceutical and technology companies for development of additional product candidates. We face significant competition in seeking appropriate partners. Our ability to reach a definitive agreement for partnership will depend, among other things, upon our assessment of the partner’s resources and expertise, the terms and conditions of the proposed partnership and the proposed partner’s evaluation of a number of factors. If we are unable to reach agreements with suitable partners on a timely basis, on acceptable terms, or at all, we may not be able to access technologies that are important for the future development of our business. If we elect to fund and undertake development activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into partnerships and do not have sufficient funds or expertise to undertake the necessary development activities, we may not be able to further develop our product candidates and our business may be materially and adversely affected.

Under the terms of our partnership arrangements, we are required to make significant milestone and other payments to our strategic partners. The timing of any such payments is uncertain and could adversely affect our cash flows and results of operations. If we are not able to make such payments when due, our business could be materially and adversely affected.

In November 2018, we entered into a development and supply agreement with Qorvo Biotechnologies, LLC, or Qorvo, a wholly-owned subsidiary of Qorvo, Inc. Under this agreement, Qorvo is responsible for the development of certain assay cartridges and the related instrument. We agreed to pay the associated non-recurring engineering costs of up to $500,000 per assay cartridge and the instrument, and are responsible for the validation of the assay cartridges and the instrument. Under the terms of this agreement, we are required to pay Qorvo additional milestone payments in cash or, if elected by Qorvo, additional unregistered common shares having a value calculated as specified in the agreement. The total amount of additional milestone payments (if all milestones are met) will be $10 million (if paid entirely with cash) or up to $10.9 million (consisting of cash in the amount of $7 million and unregistered common shares having a value of $3.9 million, if Qorvo elects to receive compensation partially in equity).

In May 2018, we entered into a development, commercialization and exclusive distribution agreement with Seraph Biosciences, Inc., or Seraph. Under this agreement, we are responsible for development and validation, and their associated costs. Seraph is entitled to additional payments for development costs. Seraph will be entitled to receive up to an additional $7,000,000, payable 50 percent in cash and 50 percent in additional unregistered common shares, upon the achievement of a series of staged, specified milestones, including completion of laboratory studies and field studies, production and commercial shipment of products. . In addition, we have agreed to pay Seraph license fees based on a percentage of gross profit from commercial sales of ZM-020.

In January 2017, we entered into a collaborative research agreement with Celsee, Inc., or Celsee. Under this agreement, we are responsible for the clinical development and commercialization of the assays to be developed under this agreement. Celsee is entitled to payments totaling up to an additional $1 million, payable 50 percent in cash and 50 percent in additional unregistered common shares, upon the achievement of specified milestones-namely, completion of product development (in respect of 50 percent of the foregoing cash and share payments) and upon successful completion of manufacturing milestones (as to the remaining 50 percent of the foregoing cash and share payments).

In April 2016, we entered into a collaboration agreement with CTX Technology, Inc., or CTX. Under this agreement, we have an option to obtain an exclusive worldwide license to use CTX’s technology platform in animals. In the event that we exercise the option, we would be required to pay CTX a one-time license fee of $20,000 and to pay CTX a royalty in the low single digits on any products that we sell that incorporates their technology.

The timing of our achievement of these events and corresponding milestone payments becoming due to our partners is subject to factors relating to the development and commercialization of the related product candidates, as applicable, many of which are beyond our control. We may become obligated to make a milestone payment during a period in which we do not have the cash on hand to make such payment, which could require us to delay our development work, curtail our operations, scale back our commercialization and marketing efforts, seek funds to meet these obligations at terms unfavorable to us or default on our license agreements, which could result in license termination and the loss of our rights to the related technology. If we are not able to make such payments when due, our business could be materially and adversely affected.

We will rely on third parties to conduct certain portions of our development activities. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our product candidates.

We have used contract manufacturing organizations (“CMOs”) and contract research organizations (“CROs”) to conduct our manufacturing and research and development activities. We expect to continue to do so, including with respect to our manufacturing, clinical validation, pilot studies and pivotal trials of our diagnostic and therapeutic product candidates. These CMOs and CROs are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs or manage the risks associated with their activities on our behalf. We are responsible to regulatory authorities for ensuring that each of our product candidates is manufactured using good manufacturing practices and studies are conducted in accordance with the development plans and trial protocols, and any failure by our CMOs and CROs to do so may adversely affect our ability to obtain regulatory approvals, subject us to penalties, or harm our credibility with regulators. The FDA-CVM also requires us and our CMOs and CROs to comply with regulations and standards, commonly referred to as good manufacturing practices, or GMPs, good clinical practices, or GCPs, and good laboratory practices, or GLPs, collectively called GXPs, for conducting, monitoring, recording and reporting the results of our manufacturing and studies to ensure that the data and results are scientifically credible and accurate.

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

In the U.S., the manufacture and sale of certain diagnostic products are regulated by agencies such as the USDA, the FDA or the EPA. While our point-of-care Bulk Acoustic Wave sensor-based diagnostic platform and Raman spectroscopy-based diagnostic platform and our reference lab-based diagnostic test for canine cancer do not require approval by the USDA-CVB prior to sale in the U.S., these diagnostic solutions will be subject to post-marketing oversight by the FDA-CVM. In addition, delays in obtaining regulatory approvals for new products or product upgrades could have a negative impact on our growth and profitability.

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

We expect to seek FDA-CVM approval in the United States for our drug product candidates. If these drug product candidates are approved, the FDA-CVM will restrict our ability to market or advertise them for the treatment of indications other than the indications for which they are approved, which could limit their adoption by veterinarian and pet owners. We may attempt to develop, promote and commercialize new treatment indications and protocols for our drug product candidates in the future, but we cannot predict when or if we will receive the approvals required to do so. In addition, we would be required to conduct additional target animal studies to support our applications, which would utilize additional resources and may produce results that do not result in FDA-CVM approvals. If we do not obtain additional FDA-CVM approvals, our ability to expand our business in the United States will be limited.

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

Risks Related to Intellectual Property

Our ability to obtain intellectual property protection for our product candidates is limited.

Our diagnostic technologies are dependent on intellectual property developed by our strategic partners and licensed to us. We do not own the intellectual property rights that underlie these licenses. Our rights to use the technology we license are subject to the negotiation of, continuation of and compliance with the terms of our licenses. However, we have filed three provisional patents to date, two of which cover methods of using antibody based cancer detection and another compositions and method patent for identifying lymphoma all of which relate to our ZM-017 platform. No assurance can be given that such provisional patents will be issued. Even if such provisional patents are issued, we do not expect that they will provide significant protection for our intellectual property.

With respect to our drug product candidates, because our business strategy is to develop APIs already approved for use in humans for veterinary use, our ability to obtain a proprietary intellectual property position for our product candidates is limited. We do not currently own any issued patents for our drug product candidates.

Our current and any future patent applications may never result in the issuance of patents, and/or patents issued to us may be dominated by the patents of third parties, including for example, patents issued to analogous human drugs or biological compositions and their usages. Furthermore, even if any future patents are unchallenged by third parties, our patents, if issued, may not adequately protect our intellectual property or prevent others from designing around them. It is possible that we will not receive patents to cover any future approved products, and/ or that we will have little to no commercial protection against competing products. In such cases, we would then have to rely solely on other forms of exclusivity, such as regulatory exclusivity provided by the FDA-CVM approval, which may provide less protection to our competitive position.

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

If we are unable to obtain trademark registrations for our products our business could be adversely affected.

We have pending trademark applications for our company name and composite marks comprised of our company name, logo and/or slogan in the U.S., Canada, European Union, the United Kingdom, Brazil and Mexico. In addition, we have pending trademark applications for our “Voice of the Vet” mark in the U.S. and Canada. We have secured two registrations in the European Union for our company name and logo and for the mark Voice of the Vet powered by Zomedica & Design. While we cannot make assurances that these trademark applications will mature to registration in any pending jurisdiction, some of these applications are poised to mature to registration. The applications in Brazil and Mexico were recently filed, and we may face rejections to one or more of our pending trademark applications. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in most jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademark applications/registrations, and our trademark applications/registrations may not survive such proceedings.

In particular, the European Union Intellectual Property Office recently determined that our proposed trademark application for certain contested goods and services was likely to cause confusion with an existing registered trademark. The opponent in that matter has also opposed trademark applications in Canada for our company name and logo, but did not oppose our applications in the United States after it sent a letter to us in June 2016 demanding that we cease use of the Zomedica mark and abandon all applications for such mark. While we believe that our mark does not violate any trademark rights of the opponent, we can provide no assurance that we will ultimately prevail in the Canadian opposition.

Finally, we may need to enforce our trademark rights against third parties and expend significant additional resources to enforce such rights against infringements. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA-CVM or the USDA-CVB regardless of whether we have registered it, or applied to register it, as a trademark. The FDA-CVM typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA-CVM or the USDA-CVB object to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA-CVM and the USDA-CVB.

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

Our diagnostic technologies depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from marketing our diagnostic product candidates.

Our diagnostic technologies are dependent on intellectual property developed by our strategic partners and licensed to us. We do not own the intellectual property rights that underlie these licenses. Our rights to use the technology we license are subject to the negotiation of, continuation of and compliance with the terms of our licenses. We do not control the prosecution, maintenance or filing of the patents and other intellectual property licensed to us, or the enforcement of these intellectual property rights against third parties. The patents and patent applications underlying our licenses were not written by us or our attorneys, and we do not have control over the drafting and prosecution of such rights. Our partners might not have given the same attention to the drafting and prosecution of patents and patent applications as we would have if we had been the owners of the intellectual property rights and had control over such drafting and prosecution. We cannot be certain that drafting and/or prosecution of the licensed patents and patent applications has been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

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

We believe we were classified as a PFIC during our taxable year ended 2017, and based on current business plans and financial expectations, we expect to be a PFIC for the current and future taxable years. If we are a PFIC for any year in which you hold shares and you are a U.S. Holder (as defined below, in “Material United States Federal Income Tax Considerations”), unless you make a timely and effective Qualified Electing Fund election, or QEF Election or a mark-to-market election, or Mark-to-Market Election with respect to our common shares, you will not be eligible for the reduced tax rates associated with “qualified dividend income” with respect to distributions made to you or long-term capital gain upon a disposition of your common shares. Instead, all such distributions and gain will be taxable to you at the higher rates for ordinary income. In addition, a portion of any gain and distribution may be allocated to prior years during which you have owned our common shares and subjected to tax at the highest tax rate applicable to ordinary income in each such year. You would also be required to pay an interest charge on that portion of such gain or distribution.

If you are a U.S. Holder and make a timely and effective QEF Election, you generally must report on a current basis your share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amount to you, thus giving rise to so-called “phantom income” and to a potential tax liability. At this time, we intend to provide U.S. Holders with information required annually in order to allow such holders to make effective QEF Elections, but we cannot guarantee that we will be able to do so.

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

Each U.S. shareholder should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of our common shares

If the Internal Revenue Service determines that we are not a PFIC and you previously paid taxes pursuant to a QEF Election or a Mark-to-Market Election, you may pay more taxes than you legally owe.

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

Based on shares outstanding as of February 26, 2019, our executive officers and directors and their respective affiliates beneficially own 58,173,896 or 57.5% of our voting shares. These shareholders will have the ability to influence us through this ownership position and may be able to determine all matters requiring shareholder approval. For example, these shareholders may be able to control elections of directors, amendments of our organizational documents, or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our shareholders.

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

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and share price.

As a Canadian public company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of U.S. public companies required by Section 404 of the Sarbanes-Oxley Act, or Section 404. We were required to meet these standards in the course of preparing our financial statements as of and for the year ended December 31, 2018, and our management has reported on the effectiveness of our internal control over financial reporting for such year. Additionally, under the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

Future sales of our common shares by our shareholders or the perception that these sales may occur could cause our stock price to decline.

As of December 31, 2018, we had 97,598,898 common shares outstanding, including a total of 3,319,820 common shares issued to our strategic partners. We are contractually obligated to register those common shares for resale or other disposition under the Securities Act. We filed a registration statement on Form S-3 to permit the sale or other disposition of these common shares along with additional common shares we have issued in two private placements during 2018. In addition, substantially all of our other outstanding common shares have been registered for resale or other disposition by the holders thereof or are otherwise freely tradable by the holders thereof.

Sales of a substantial number of our common shares by our shareholders or the perception that these sales may occur, could depress the market price of our common shares and could impair our ability to raise capital through the sale of additional equity securities, even if there is no relationship between such sales and the performance of our business.

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

Our corporate headquarters are located in Ann Arbor, Michigan where we lease and occupy approximately 7,900 square feet pursuant to a lease that expires February 2022. In August 2018 we entered into an amended lease agreement for an additional 18,640 square feet of office space. The additional space allowed us to relocate our laboratory as well as prepare for future expansion.

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

Market Information

Our common shares commenced trading on the NYSE American on November 21, 2017 under the symbol “ZOM”. The following table sets forth the high and low sale prices for our common shares for the periods indicated as reported on the NYSE American:

	High	Low
Year Ended December 31, 2018
Fourth Quarter	$1.97	$1.04
Third Quarter	$2.40	$1.81
Second Quarter	$2.98	$1.75
First Quarter	$2.33	$1.79
Year Ended December 31, 2017
Fourth Quarter (from November 21, 2017)	$2.47	$1.91

Common Stock Information

As of February 26, 2019, there were 101,121,923 common shares outstanding held of record by approximately 200 holders.

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

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon outstanding options rights (a)	Weighted-average exercise price outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)
Equity compensation plans approved by shareholders	422,004	$1.95	9,337,885
Equity compensation plans not approved by shareholders	Nil	N/A	Nil
Total	422,004	$1.95	9,337,885

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2018. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. See “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Part I – Item 1A Risk Factors” section and elsewhere in this Annual Report on Form 10-K, as well as, in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

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

Together with our strategic partners, we are developing a Bulk Acoustic Wave sensor-based veterinary point-of-care diagnostic platform for diagnosis and treatment management of disorders such as thyroid and adrenal abnormalities, a Raman spectroscopy-based point-of-care diagnostic platform for the detection of pathogens, and liquid biopsy assays for the detection of cancer and related consumables. The regulatory pathway to obtain pre-market regulatory approval of companion animal diagnostics is significantly shorter than for similar diagnostic products intended for human use. In certain cases, pre-market regulatory approval may be unnecessary, depending on the intended use of the diagnostic.

We also have identified a number of drugs that have proven safe and effective in humans that we are developing for use in canines and felines. We believe this development approach enables us to reduce the risks associated with obtaining regulatory approval for unproven product candidates and shortens the development timeline necessary to bring our product candidates to market. We have four drug product candidates in early development and have identified several other potential product candidates for further investigation.

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

We are a development-stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred net losses of $16,647,687 and $8,065,072 for the years ended December 31, 2018 and December 31, 2017, respectively. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations. As of December 31, 2018, we had an accumulated deficit of $32,273,787 and cash and cash equivalents of $1,940,265.

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

We have a point-of-care biosensor platform, ZM-024, we are developing for diagnosis and treatment management of disorders such as thyroid and adrenal disorders, a point-of-care diagnostic platform, ZM-020, for the detection of pathogens in urine and fecal samples, and a non-invasive diagnostic assay or blood test, ZM-017, that we are developing as an aid for veterinarians in diagnosing cancer in canines.

We have four drug product candidates in development. Our lead drug product candidate is ZM-007, an oral suspension formulation of metronidazole targeting the treatment of acute diarrhea in small dog breeds and puppies under nine pounds or four kilograms. Our second drug product candidate is ZM-012, a novel tablet formulation of metronidazole, most commonly known as Flagyl®, its human pharmaceutical brand name, and a complementary formulation to ZM-007, targeting the treatment of acute diarrhea in larger dogs. Our third drug product candidate is ZM-006, a transdermal gel formulation of methimazole, most commonly known as Tapazole®, its human pharmaceutical brand name, and Felimazole®, its feline pharmaceutical brand name, targeting hyperthyroidism in cats. Our fourth drug product candidate is ZM-011, a transdermal gel formulation of fluoxetine, most commonly known as Prozac®, its human pharmaceutical brand name.

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

Income Taxes

As of December 31, 2018, we had net operating loss carryforwards for federal and state income tax purposes of $11,522,620 and non-capital loss carryforwards for Canada of approximately $13,353,870, which will begin to expire in fiscal year 2036. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. We concluded that, due to the uncertainty of realizing any tax benefits as of December 31, 2018, a valuation allowance was necessary to fully offset our deferred tax assets.

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

While our significant accounting policies are more fully described in Note 3 of the notes to our consolidated financial statements appearing elsewhere in this document, we believe that the estimates and assumptions involved in the following accounting policies may have the greatest potential impact on our financial statements.

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

Areas where significant judgment is involved in making estimates are: the fair values of financial assets and liabilities; the determination of fair value of stock-based compensation; the useful lives and recoverability of property and equipment; deferred income taxes and forecasting future cash flows for assessing the going concern assumption.

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

Results of Operations

Year ended December 31, 2018 compared to year ended December 31, 2017

Our results of operations for the year ended December 31, 2018 and December 31, 2017 are as follows:

	Year ended	Year Ended
	December 31, 2018	December 31, 2017	Change
	$	$	$	%
Expenses
Research and development	10,317,153	2,751,326	7,565,827	275%
General and administrative	4,521,349	3,946,270	575,079	15%
Professional fees	1,534,977	1,294,044	240,933	19%
Amortization	2,083	2,797	(714)	-26%
Depreciation	203,684	89,613	114,071	127%
Loss from operations	16,579,246	8,084,050	8,495,196	105%

Gain on settlement of liabilities	-	(5,000)	5,000	100%
Loss on sale of fixed assets	69,382	-	69,382	N/A
Foreign exchange gain	(941)	(13,978)	13,037	-93%
Loss before income taxes	16,647,687	8,065,072	8,582,615	106%

Income tax expense	-	-	-	N/A

Net loss and comprehensive loss	16,647,687	8,065,072	8,582,615	106%

Revenue

We did not generate any revenue during the years ended December 31, 2018 and December 31, 2017.

Research and Development

Research and development expense for the year ended December 31, 2018 was $10,317,153 compared to $2,751,326 for the year ended December 31, 2017, an increase of $7,565,827 or 275%. The increase was primarily due to the licensing fees of $5,413,158 paid pursuant to a development and supply agreement with Qorvo Biotechnologies, LLC as part of our development of ZM-024, and licensing fees of $1,738,513 paid pursuant to our development, commercialization and exclusive distribution agreement with Seraph Biosciences, Inc. as part of our development of ZM-020. In 2017 we paid licensing fees of $480,131 pursuant to our license and supply agreement with Celsee, Inc. as part of our development of ZM-017. Research and development expenses also increased in 2018 as a result of a higher level of third-party expenses relating to the development of our product candidate developments and the addition of full-time employees. As a result, year over year license fees increased $6,671,540, contracted outsourced activities increased $923,084, and salaries increased $72,219, while consulting expenses decreased $111,375. We expect that our R&D expenditures in 2019 will be significantly higher than in 2018, due to work related to verification and validation of ZM-024, ZM-020 and ZM-017, the initiation of pilot and pivotal studies related to our four INADs, as well as additional diagnostic developments and technologies.

General and Administrative

General and administrative expense for the year ended December 31, 2018 was $4,521,349, compared to $3,946,270 for the year ended December 31, 2017, an increase of $575,079 or 15%. The increase in general and administrative expense was primarily due to increased regulatory expense of $297,607 as we incurred additional costs as part of our NYSE American listing and related SEC filings, and an increase in office expense of $165,551 due to the relocation of offices. Salaries, bonus and benefits decreased $110,179, but after adjusting for the decrease in share-based compensation expense of $842,391, salaries, bonus and benefits increased $732,212 due to the addition of personnel including a Chief Commercial Officer, a Vice President of Sales and severance to a former officer of the Company. We expect that general and administrative expense will increase in 2019 and future periods as we increase our level of activity.

Professional Fees

Professional fees for the year ended December 31, 2018 were $1,534,977 compared to $1,294,044 for the year ended December 31, 2017, an increase of $240,933 or 19%. The increase was primarily due to increased expenses resulting from our company being subject to U.S. securities law reporting for a full year and the filing of several registration statements. Professional fees for the 2017 period consisted primarily of consulting fees incurred in connection with our initial U.S registration statement and expenses incurred to list our common shares on the NYSE American and fundraising efforts.

Net Loss

Our net loss for the year ended December 31, 2018 was $16,647,687, or $0.18 per share, compared with a net loss of $8,065,072, or $0.09 per share, for the year ended December 31, 2017, an increase of $8,582,615 or 106%. The net loss in each period was attributed to the matters described above. We expect to continue to record net losses in future periods until such time as we have sufficient revenue from our product candidates to offset our operating expenses.

Cash Flows

Year ended December 31, 2018 compared to year ended December 31, 2017

The following table shows a summary of our cash flows for the periods set forth below:

	Year ended	Year ended
	December 31, 2018	December 31, 2017	Change
	$	$	$	%
Cash flows used in operating activities	(11,147,528)	(7,093,017)	(4,054,511)	57%
Cash flows provided by financing activities	10,258,643	7,486,220	2,772,423	37%
Cash flows used in investing activities	(618,997)	(171,736)	(447,261)	260%
Increase (decrease) in cash	(1,507,882)	221,467	(1,729,349)	-781%
Cash and cash equivalents, beginning of year	3,448,147	3,226,680	221,467	7%
Cash and cash equivalents, end of year	1,940,265	3,448,147	(1,507,882)	-44%

Operating Activities

Net cash used in operating activities for the year ended December 31, 2018 was $11,147,528, compared to $7,093,017 for the year ended December 31, 2017, an increase of $4,054,511 or 57%. The increase resulted primarily from our net loss of $16,647,687 for the year ended December 31, 2018, compared to our net loss of $8,065,072 for the year ended December 31, 2017. The largest uses of cash resulted primarily from an increase in salaries, bonus and benefits as we had 27 employees at December 31, 2018 compared to 20 employees at December 31, 2017. Other increases include prepaid expenses and deposits which increased by $1,956,344 resulting primarily from the prepayment of rent in an amount of $1,269,073 for additional office space, and an increase in licensing fees of $1,000,000. The increase was also partially due to increased regulatory costs, insurance and professional fees, and reporting costs associated with being subject to U.S. securities law reporting obligations for a full year.

Net cash used in operating activities for the year ended December 31, 2017 was $7,093,017, which resulted primarily from our net loss of $8,065,072. The largest uses of cash resulted primarily from increases in employee salaries, bonus and benefits, as well as licensing fees of $500,000, professional fees and consulting expenses related to the preparation of our initial U.S registration statement, work on our application to list our common shares on the NYSE American, and an increase in the current portion of the prepaid expenses and deposits.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 was $10,258,643, compared to net cash provided by financing activities of $7,486,220 for the year ended December 31, 2017, an increase of $2,772,423 or 37%. Cash provided by financing activities resulted primarily from $4,002,496 from the private sale of our common shares, proceeds of $2,034,307 from the exercise of stock options and common stock subscriptions of $4,280,000, partially offset by stock issuance costs of $58,160.

Net cash provided by financing activities for the year ended December 31, 2017 was $7,486,220. Cash provided by financing activities consisted primarily of $6,570,000 from the private sale of our common shares, and proceeds of $979,522 from the exercise of stock options, partially offset by stock issuance costs of $56,576 and the repayment of a shareholder loan of $6,726.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 was $618,997, compared to $171,736 for the year ended December 31, 2017, an increase of $447,261 or 260%. The increase resulted primarily from additional leasehold improvements, equipment and furniture for additional office and lab space in Ann Arbor.

Net cash used in investing activities for the year ended December 31, 2017 was $171,736 which primarily resulted from leasehold improvements and the purchase of furniture for our new office space in Ann Arbor.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in May 2015. As of December 31, 2018, we had an accumulated deficit of $32,273,787. We have funded our working capital requirements primarily through the sale of our common shares and the exercise of stock options. At December 31, 2018, we had cash and cash equivalents of $1,940,265.

Working capital (defined as current assets minus current liabilities) was $1,484,439 as at December 31, 2018. This was primarily due to cash and cash equivalents of $1,940,265 and prepaid expenses and deposits of $1,867,034, partially offset by accounts payables and accrued liabilities of $2,376,519.

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

We also entered into an at-the-market equity offering sales agreement with Cantor Fitzgerald & Co., effective as of December 20, 2018, under which Zomedica may sell pursuant to the universal shelf registration statement common shares in the United States only, from time to time, for up to $50.0 million in aggregate sales proceeds in "at the market" transactions.

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

We are exposed to changes in foreign exchange rates between the Canadian and United States dollar which could affect the value of our cash. We had no foreign currency hedges or other derivative financial instruments as of December 31, 2018. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.

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

Recently adopted accounting pronouncements

In January 2016, the FASB issued ASU No. 2016-01, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. We have evaluated the amendments and determined that the new standard did not have a material impact on our financial position, results of operations, cash flows or disclosures.

In May 2017, the FASB issued ASU 2017-09 in relation to Compensation —Stock Compensation (Topic 718), Modification Accounting. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date. We evaluated the amendments and determined that the new standard did not have a material impact on our financial position, results of operations or cash flow.

Future Accounting Pronouncements

In February 2016, the FASB issued new guidance, ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Additional qualitative and quantitative disclosures are also required by the new guidance. Topic 842 is effective for annual reporting periods (including interim reporting periods) beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. We expect to adopt the new standard on January 1, 2019 and use the effective date as its date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard prior conclusions about lease identification, lease classification and indirect costs. We do not expect the elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

We expect that this standard will have a material effect on the consolidated financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our leases; and (2) providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.

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

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

MANAGEMENT

Executive Officers and Directors

The following table sets forth the name, age, position and tenure of each of our directors and executive officers as of December 31, 2018:

Name	Age	Position
Gerald Solensky Jr.	45	Chairman of the Board, President and Chief Executive Officer
Shameze Rampertab	52	Chief Financial Officer, Corporate Secretary and Director
Stephanie Morley	43	Chief Operations Officer and Vice President of Product Development
Bruk Herbst	49	Chief Commercial Officer
James LeBar (1)(2)(3)	66	Director
Rodney Williams (1)(2)(3)	57	Director
Jeffrey Rowe (1)(3)	63	Director

_________________________________________________________________

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Rodney Williams, MBA has served as a Director and the Chair of our Nominating and Corporate Governance Committee since April 2016. He is currently employed as Corporate Global Vice President Portfolio and Services for publicly-traded Align Technologies (ALGN) as of February 1, 2017. Previously, Mr. Williams was an entrepreneur-in-residence with PTV Healthcare Capital, a private equity investment firm and he has been with PTV since October 2015. Prior to PTV, he was President and CEO of Heart Rhythm Society Consulting Services from January 2013 through August 2015. From January 2008 through January 2013, Mr. Williams served as Senior Vice President of Global Product Planning and Marketing at St. Jude Medical Inc. Mr. Williams also served in commercial leadership roles in sales and marketing at GE Healthcare, Johnson and Johnson, and Bausch & Lomb. Mr. Williams earned both his MBA and Bachelor of Science degrees from the University of Southern California and attended the General Management Executive Leadership Program at The Wharton School of Business. We selected Mr. Williams to serve on our board of directors due to his experience with both large and small-cap medical technology and related health care companies and his global commercialization expertise.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Exchange Act during the year ended December 31, 2018, and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2018, none of our directors, executive officers or beneficial owners of more than 10% of our common shares failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, except as follows:

•	Form 4 filed by Mr. LeBar on March 27, 2018 was not timely filed reporting the sale of 100,000 common shares;
•	Form 4 filed by Mr. Williams on May 29, 2018 was not timely filed reporting the sale of 2,000 common shares;
•	Form 4 filed by Mr. Williams on December 27, 2018 was not timely filed reporting the exercise of options to purchase 26,900 common shares; and
•	Form 4 filed by Mr. Rampertab on March 19, 2018 was not timely filed reporting the exercise of options to purchase 176,000 common shares.

Board Composition

Our board of directors currently consists of five members. Our bylaws provide that our directors will hold office until the close of the first annual meeting of shareholders following his or her election unless the director is elected for a stated term. Our board of directors is responsible for the business and affairs of our company and considers various matters that require its approval.

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

Audit Committee

Our audit committee is currently comprised of three members, Mr. Rowe (Chairman), Mr. Williams and Mr. LeBar. Each member of our audit committee is a non-employee member of our board of directors. We have designated Mr. Rowe as our “audit committee financial expert,” as defined under Item 407 of Regulation S-K. All of the members of our audit committee are “independent” members of our board of directors, as required by the NYSE American rules and Canadian securities laws.

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

Compensation Committee

Our compensation committee is currently comprised of two members, Mr. LeBar (Chairman) and Mr. Williams. All of the members of our compensation committee are “independent” directors, as defined under the NYSE American rules and for purposes of Canadian securities laws.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is currently comprised of three members, Mr. Williams (Chairman), Mr. LeBar and Mr. Rowe. All of the members of our nominating and corporate governance committee are “independent” directors, as defined under the NYSE American rules and for the purposes of Canadian securities laws.

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

Item 11.	Executive Compensation

EXECUTIVE AND DIRECTOR COMPENSATION

The following table shows the compensation for each of the years ended December 31, 2018 and December 31, 2017 awarded to or earned by our principal executive officer and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2018. The persons listed in the following table are referred to herein as the “named executive officers.”

		Salary	Bonus	Option Awards(4)	All Other	Total
Name and Principal Position		($)	($)	($)	Compensation(5)	($)
					($)
Gerald Solensky Jr.(1)	2018	309,737	70,000	-	24,000	403,737
Chairman of the Board, President and Chief Executive Officer	2017	285,000	30,000	-	24,000	339,000
Shameze Rampertab(2)	2018	242,128	72,625	-	7,390	322,143
Chief Financial Officer, Corporate Secretary and Director	2017	231,246	77,611	81,627	7,397	397,881
Stephanie Morley(3)	2018	202,596	70,000	-	24,000	296,596
Chief Operations Officer and Vice President of Product Development	2017	187,500	30,000	272,089	12,000	501,589

__________________

(1) Mr. Solensky entered into an amended employment agreement in July 2018 pursuant to which he is entitled to receive an annual salary of $325,000 and a monthly car allowance of $2,000.

(2)Pursuant to Mr. Rampertab’s amended employment agreement in November 2016, he is entitled to receive an annual salary of $225,563. He also receives a monthly car allowance of $602. In 2017, Mr. Rampertab received a stock option grant of 150,000 shares valued at $81,627. No grant was issued to Mr. Rampertab in 2018.

(3) Dr. Morley entered into an amended employment agreement with ZoMedica Pharmaceuticals, Inc. in July 2017 which increased her salary from $150,000 to $200,000 per annum and added a monthly car and tax preparation allowance of $2,000. In 2017 Dr. Morley also received a stock option grant of 500,000 shares valued at $272,089. No grant was issued to Dr. Morley in 2018.

(4) Represents the aggregate grant date fair value for grants made in 2018 and 2017, respectively, computed in accordance with FASB ASC Topic 718. The assumptions we used in valuing options are described in Note 11 to our financial statements included in this Annual Report on Form 10-K.

 (5) All Other Compensation represents monthly allowances.

Employment and Consulting Agreements

Gerald Solensky Jr.

In December 2016, we entered into an employment agreement with Mr. Solensky, which was amended in August 2017 pursuant to which Mr. Solensky serves as our President and Chief Executive Officer. Mr. Solensky’s amended employment agreement has an unspecified term and provides him with an annual base salary of $285,000 plus quarterly bonuses and participation in our employee benefit plan. This agreement was further amended in July 2018 whereby his annual base salary was adjusted to $325,000. In addition, we agreed to pay Mr. Solensky a $2,000 monthly car allowance and four weeks of paid vacation. Pursuant to Mr. Solensky’s amended employment agreement, any options granted to him will be subject to accelerated vesting upon a change of control, a resolution of our board in anticipation of a change of control, our termination of his employment without cause or his resignation for good reason. Mr. Solensky’s employment agreement also includes customary non-solicitation, confidentiality and assignment of inventions provisions. If we terminate Mr. Solensky’s employment without cause or he resigns for good reason, we are required to pay him twelve months base salary and any quarterly bonus allocable or payable prior to termination.

Shameze Rampertab

In July 2016, we entered into a written employment agreement with Mr. Rampertab pursuant to which Mr. Rampertab serves as our Chief Financial Officer. Mr. Rampertab’s employment agreement was amended in November 2016 with an unspecified term and provides him with an annual base salary of $225,563 plus quarterly bonuses and other plans provided to senior executives. In addition, we agreed to pay Mr. Rampertab a $602 monthly car allowance, premiums covering medical, dental and disability insurance and reimbursements to travel expenses along with four weeks of paid vacation. Pursuant to Mr. Rampertab's employment agreement, any options granted to him will be subject to accelerated vesting upon a change of control, a resolution of the Board of Directors in anticipation of a change of control or the Corporation's termination without cause or constructive termination of Mr. Rampertab's employment. Mr. Rampertab's employment agreement also includes customary non-solicitation, confidentiality and assignment of inventions provisions. If we constructively terminate Mr. Rampertab or terminate Mr. Rampertab's employment for any reason other than death or just cause, we are required to pay Mr. Rampertab for his accrued vacation along with the product of multiplying 10.35 by the sum of Mr. Rampertab's then current salary, monthly car allowance and a monthly average of the bonus amounts payable in the previous twelve months. In the event of a change of control, the board must consider additional bonus payments to Mr. Rampertab.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information, on an award-by-award basis, concerning outstanding equity awards for each named executive officer as of December 31, 2018.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market Value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Shameze Rampertab (1)	150,000	-	-	2.03	8/14/2019	-	-	-	-

__________________

(1) Stock options vest immediately upon issue, with an issue date of August 14, 2017, and expire on August 14, 2019.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2018, with respect to all compensation arrangements maintained by us, including individual compensation arrangements, under which shares are authorized for issuance.

Plan Category	Number of Securities to be issued upon outstanding options rights (a)	Weighted-average exercise price outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)
Equity compensation plans approved by shareholders	422,004	$1.95	9,337,885
Equity compensation plans not approved by shareholders	Nil	N/A	Nil
Total	422,004	$1.95	9,337,885

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

Director Compensation

We have not established a formal compensation policy for our outside directors. We did not compensate our outside directors for their service in 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth certain information with respect to beneficial ownership of our securities as of February 26, 2019 by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding common shares;
•	each of our executive officers and directors; and
•	all executive officers and directors as a group.

The number of shares beneficially owned by each shareholder is determined in accordance with SEC rules. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Percentage ownership is based on 101,121,923 common shares outstanding on February 26, 2019. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, common shares subject to stock options, warrants or other rights held by such person that are currently convertible or exercisable or will become convertible or exercisable within 60 days of February 26, 2019 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise stated, the address of each 5% or greater beneficial holder is c/o Zomedica Pharmaceuticals Corp., 100 Phoenix Drive, Suite 190, Ann Arbor, Michigan 48108. We believe, based on information provided to us that each of the shareholders listed below has sole voting and investment power with respect to the shares beneficially owned by the shareholder unless noted otherwise, subject to community property laws where applicable.

	Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Total Outstanding Common Shares

Bradley J. Hayosh (1)(2)	9,183,407	9.1%
320 Huronview Blvd., Ann Arbor, Michigan 48103
Jeffrey S. Starman (1)	9,015,562	8.9%
320 Huronview Blvd., Ann Arbor, Michigan 48103
Gerald Solensky Jr. (Chairman, President and CEO)(3)	40,250,936	39.0%
Jeffrey Rowe (Director)(4)	12,590,480	12.4%
Stephanie Laine Morley (Chief Operations Officer)53)	2,364,580	2.3%
Shameze Rampertab (Chief Financial Officer)(6)	1,443,000	1.4%
Bruk Herbst (Chief Commercial Officer)(7)	503,000	*
James LeBar (Director)(8)	420,000	*
Rodney Williams (Director)(9)	601,900	*
All executive officers and directors as a group (seven persons)	58,173,896	56.6%

*Less than one percent.
(1)	Includes (i) 8,952,493 common shares held by Equidebt LLC (“Equidebt”), (ii) 25,874 common shares held by Wickfield Properties, LLC (“Wickfield”), and (iii) 37,195 common shares held by Lakeview Asset Management LLC (“Lakeview”). Messrs. Hayosh and Starman are Managers of Equidebt and Wickfield and share voting and dispositive power over the common shares held by Equidebt and Wickfield. Mr. Hayosh and JH5 Family LLC (“JH5”) each own a 50% membership interest in Lakeview. Mr. Hayosh has sole dispositive power over the common shares held by Lakeview, and Mr. Starman owns a 39.5% interest in JH5. Mr. Hayosh and Mr. Starman may be deemed to own beneficially the shares held by Lakeview.
(2)	Includes 167,845 common shares owned by Mr. Hayosh.
(3)	Includes options to purchase 2,100,000 common shares.
(4)	Includes 11,120,000 common shares held in the Rowe Family GST Trust, 664,480 common shares held by the Jeffrey M. Rowe U/T/A dated November 5, 2004 (the “Jeffrey M. Rowe Living Trust”) and 181,000 common shares held by Mr. Rowe through his IRA. Mr. Rowe’s sister, Michele Ramo, serves as trustee to the Rowe Family GST Trust with Mr. Rowe’s oversight. Mr. Rowe has disclaimed all beneficial ownership of the common shares held in the Rowe Family GST Trust except to the extent of his pecuniary interest therein. Mr. Rowe serves as trustee to the Jeffrey M. Rowe Living Trust and exclusively makes all investment decisions on behalf of this trust. Mr. Rowe also has options to purchase 350,000 common shares.
(5)	Includes options to purchase 900,000 common shares, 641,685 common shares held by The Dr. Stephanie Morley Revocable Living Trust and 5,000 common shares held by Dr. Morley’s children
(6)	Includes options to purchase 1,100,000 common shares and 3,000 common shares held by Mr. Rampertab’s children.
(7)	Includes options to purchase 437,004 common shares and 3,000 common shares held by Mr. Herbst’s children.
(8)	Includes options to purchase 400,000 common shares.
(9)	Includes 40,000 common shares held by Entrust Group Inc. FBO Rodney James Williams IRA and options to purchase 400,000 common shares

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of transactions, since January 1, 2018, to which we were a party or will be a party, in which:

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

Equidebt Working Capital Facility

On September 1, 2017, Equidebt LLC, or Equidebt, one of our shareholders, which is controlled by Bradley J. Hayosh and Jeffrey S. Starman, entered into a Loan Agreement, or the Loan Agreement, with Mr. Solensky pursuant to which Equidebt agreed to provide Mr. Solensky with an unsecured line of credit in the amount of $5,000,000 for the purpose of enabling Mr. Solensky to exercise options to purchase up to 950,000 common shares expiring on December 21, 2018 and to purchase additional common shares from us from time to time, or the line of credit. Amounts borrowed under the line of credit were to bear interest at a rate of 14% per annum payable at maturity. In addition, Mr. Solensky was required to pay Equidebt a monthly maintenance fee of $6,250 per month payable at maturity. All amounts borrowed under the line of credit were to become due and payable on September 1, 2022. Upon the occurrence of an Event of Default (defined in the Loan Agreement to include Mr. Solensky’s failure to make payments under the line of credit or his other indebtedness when due, the occurrence of certain insolvency events relating to Mr. Solensky or the occurrence of a substantial change in the existing or prospective financial condition or net worth of Mr. Solensky which Equidebt determines to be materially adverse), Equidebt had the right to declare all amounts outstanding under the line of credit immediately due and payable. We were not a party to the line of credit, which was full recourse against Mr. Solensky.

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

In May 2018, we announced that we had commenced a private offering to accredited investors in the United States of up to 4,651,162 common shares at a price of $2.15 per share for aggregate gross proceeds of up to $10.0 million (the “May 2018 Private Placement”). We sold an aggregate of 1,861,627 common shares in the May 2018 Private Placement for gross proceeds of approximately $4.0 million. The 1,861,627 common shares are covered by the Company’s Registration Statement on Form S-3 filed with the Commission on February 7, 2019 (File No. 333-229014). In connection with our May 2018 private placement, Equidebt LLC acquired 1,209,302 of our common shares at a price of $2.15 per share for total proceeds of approximately $2.6 million.

Wickfield Phoenix LLC Lease Agreement

Wickfield Phoenix LLC is an affiliate of Wickfield Properties, LLC, which is controlled by Bradley J. Hayosh and Jeffrey S. Starman, who beneficially own over 5% of the commons shares. On August 23, 2016 we entered into a leasing agreement with Wickfield Phoenix LLC for 7,888 square feet of office space. The lease period is for 62 months, commencing on January 1, 2017 and ending on February 28, 2022, with a monthly rent payment of $12,935. We prepaid the rent in full upon signing the lease agreement in the amount of $801,972. In August of 2018, we entered into an amended lease agreement with Wickfield Phoenix LLC for an additional 18,640 square feet of office space. The lease period is for 43 months commencing on August 1, 2018 and ending February 28, 2022, with a monthly rent payment of $29,513. We prepaid the rent in full upon signing of the lease in the amount of $1,269,073

Item 14.	Principal Accounting Fees and Services.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2018 and 2017 by MNP LLP, the Company’s independent registered public accounting firm.

	Year Ended December 31,
	2018	2017
Audit Fees	$81,224	$59,519
Audit Related Fees	58,837	72,831
Tax Fees	7,553	11,754
All Other Fees	8,546	21,279
Total Fees	$156,160	$165,383

Audit Fees consist of fees for professional services and expenses relating to the audit of our annual financial statements, the audit of our internal control over financial reporting and the review of our quarterly financial information.

Audit Related Fees consist of fees for professional services and expenses reasonably relating to the audit of our annual financial statements or the review of our quarterly financial information and are not reported as Audit Fees.

Tax Fees are for tax-related services related primarily to tax consulting and tax planning.

All Other Fees consist of fees for products and services which are not included in the previous three categories. These services include review of financial data included in our registrations filed with the Securities and Exchange Commission and review of certain information in connection with our 2018 private placements.

The Audit Committee pre-approves all auditing services and any non-audit services that the independent registered public accounting firm is permitted to render under Section 10A(h) of the Exchange Act.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of MNP LLP and has concluded that the provision of such services is compatible with maintaining the independence of our auditors. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are included in this Annual Report on Form 10-K

(1)-(2) Financial Statements

Exhibit Number	Description
1.1	Sales Agreement, dated December 20, 2018, by and between Zomedica Pharmaceuticals Corp. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-3 filed with the Commission on December 20, 2018 (File No. 333-228926))
3.1	Articles of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
3.2	Amended and Restated By-Law No. 1 of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
3.3	Certificate of Amendment and Registration of Restated Articles of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
3.4	Certificate of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))

Exhibit Number	Description
10.1	Amalgamation Agreement by and among Wise Oakwood Ventures Inc., 9674128 Canada Inc. and ZoMedica Pharmaceuticals Inc., dated March 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.2#	CTX Agreement (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.3+	Executive Employment Agreement between Zomedica Pharmaceuticals Corp. and Gerald Solensky Jr. (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.4+	Executive Employment Agreement between Zomedica Pharmaceuticals Corp. and Shameze Rampertab (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.5+	Amendment No. 1 to Executive Employment Agreement between Zomedica Pharmaceuticals Corp. and Shameze Rampertab (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.6+	Employment Agreement between ZoMedica Pharmaceuticals Inc. and Stephanie Morley (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.7+	Consulting Agreement between ZoMedica Pharmaceuticals Inc. and William MacArthur (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.8+	Executive Employment Agreement between ZoMedica Pharmaceuticals Inc. and Robert DiMarzo (including Addendum) (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.9	Lease Agreement for 3928 Varsity Drive, Ann Arbor MI 48108 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.10	Lease Agreement for 100 Phoenix Drive, Ann Arbor MI 48108 (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.11+	Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.12	Form of Subscription Agreement for August 2016, December 2016 and April 2017 offerings (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.13	CPC Escrow Agreement, dated April 8, 2013 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.14	Value Security Escrow Agreement, dated April 21, 2016 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.15	Collaborative Research Agreement, dated January 3, 2017, by and between Celsee Diagnostics, Inc. and Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.16+	Executive Employment Agreement between ZoMedica Pharmaceuticals Inc. and Bruk Herbst (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.17+	Amendment No. 1 to Executive Employment Agreement between Zomedica Pharmaceuticals Corp. and Gerald Solensky Jr. (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.18	Loan Agreement, dated September 1, 2017, by and between Gerald A. Solensky and Equidebt LLC (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.19	Line of Credit Promissory Note, dated September 1, 2017, from Gerald A. Solensky in favor of Equidebt LLC (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.20	Loan Agreement, dated October 17, 2017, by and between Zomedica Pharmaceuticals Corp. and Equidebt LLC (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))

Exhibit Number	Description
10.21	Line of Credit Promissory Note, dated October 17, 2017, from Zomedica Pharmaceuticals Corp. in favor of Equidebt LLC (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.22	Guaranty Agreement, dated October 17, 2017 made by Gerald A. Solensky in favor of Equidebt LLC (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.23#	License and Supply Agreement, dated December 20, 2017, by and between Celsee, Inc. and Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the Commission on February 28, 2018 (File No. 001-38298))
10.24#	Development, Commercialization and Exclusive Distribution Agreement, dated May 10, 2018, by and between Seraph Biosciences, Inc. and Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2018 (File No. 001-38298))
10.25	First Amendment to Lease Agreement for 100 Phoenix Drive, Ann Arbor MI 48108 (incorporated by reference to Exhibit 10.25 to the Company’s Filing Statement on Form 10-Q filed with the Commission on November 13, 2018 (File No. 001-38298))
10.26	Addendum to First Amendment to Lease Agreement 100 Phoenix Drive, Ann Arbor MI 48108 (incorporated by reference to Exhibit 10.26 to the Company’s Filing Statement on Form 10-Q filed with the Commission on November 13, 2018 (File No. 001-38298))
10.27##	Development and supply agreement with Qorvo Biotechnologies, LLC
10.28*	Amendment No. 2 to Executive Employment Agreement between Zomedica Pharmaceuticals Corp. and Gerald Solensky, Jr.
21.1*	List of Subsidiaries
23.1*	Consent of MNP LLP
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	The registrant has received confidential treatment for certain portions of this exhibit.
##	The registrant has sought confidential treatment with respect to certain portions of this exhibit.
+	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

Item 16.	Form 10-K Summary.

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

Signature	Title	Date

/s/ Gerald Solensky Jr.
Gerald Solensky Jr.	Chairman of the Board, President, Chief Executive Officer	February 26, 2019
(principal executive officer)
/s/ Shameze Rampertab
Shameze Rampertab	Chief Financial Officer, Corporate Secretary and Director	February 26, 2019
(principal financial and accounting officer)

/s/ James LeBar
James LeBar	Director	February 26, 2019

/s/ Rodney Williams
Rodney Williams	Director	February 26, 2019

/s/ Jeffrey Rowe
Jeffrey Rowe	Director	February 26, 2019

Zomedica Pharmaceuticals Corp.

Consolidated financial statements

For the years ended December 31, 2018 and 2017

(Expressed in United States Dollars, except as otherwise noted)

Independent Auditors' Report

To the Board of Directors and Shareholders of Zomedica Pharmaceuticals Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Zomedica Pharmaceuticals Corp. (the “Company”), as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2018 and 2017, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MNP LLP

Toronto, Canada

February 26, 2019

We have served as the Company's auditor since 2015.

Zomedica Pharmaceuticals Corp.

Consolidated balance sheets

As at December 31, 2018 and 2017

(Stated in United States dollars)

		December 31,	December 31,
	Note	2018	2017

Assets

Current assets:
Cash and cash equivalents		$1,940,265	$3,448,147
Prepaid expenses and deposits	5	1,867,034	786,273
Trade and other receivable		53,659	28,272
		3,860,958	4,262,692

Prepaid expenses and deposits	5	1,442,415	566,832
Property and equipment	6	717,088	371,157
Intangible assets	7	13,058	15,141
		$6,033,519	$5,215,822

Liabilities and shareholders' equity

Current liabilities:
Accounts payable and accrued liabilities		$2,376,519	$828,737
		2,376,519	828,737

Shareholders' equity:
Capital stock
Authorized
Unlimited common shares without par value
Issued and outstanding
97,598,898 common shares (2017 - 90,225,869)	9	30,410,648	18,244,659
Common stock subscribed	10	4,280,000	-
Additional paid-in capital	11	1,240,139	1,768,526
Accumulated deficit		(32,273,787)	(15,626,100)
		3,657,000	4,387,085

		$6,033,519	$5,215,822

Signed on behalf of the Board:

“Gerald Solensky”	“ Jeff Rowe”
Chairman of the Board	Director

The accompanying notes are an integral part of these consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Consolidated statements of operations and comprehensive loss

For the years ended December 31, 2018 and 2017

(Stated in United States dollars)

		December 31,	December 31,
	Note	2018	2017

Expenses:
Research and development	16	$10,317,153	$2,751,326
General and administrative	16	4,521,349	3,946,270
Professional fees	16	1,534,977	1,294,044
Amortization	7	2,083	2,797
Depreciation	6	203,684	89,613
Loss from operations		16,579,246	8,084,050
Gain on settlement of liabilities		-	(5,000)
Loss on sale of fixed assets	6	69,382	-
Foreign exchange gain		(941)	(13,978)
Loss before income taxes		16,647,687	8,065,072
Income tax expense	12	-	-
Net loss and comprehensive loss		$16,647,687	$8,065,072

Weighted average number of common shares - basic and diluted		93,440,341	87,400,255

Loss per share - basic and diluted		$(0.18)	$(0.09)

Nature of operations and going concern (Note 1)

Commitments and contingencies (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Consolidated statements of shareholders’ equity

For the years ended December 31, 2018 and 2017

(Stated in United States dollars)

	Note	Number of common stock	Capital stock	Common stock subscribed	Additional paid-in capital	Accumulated deficit	Total

Balance at December 31, 2016		83,964,569	$10,189,973	$-	$1,205,456	$(7,561,028)	$3,834,401
Stock issuance for services		155,927	275,131	-	-	-	275,131
Stock-based compensation	11	-	-	-	849,679	-	849,679
Stock issuance for financing, net of cost	9	4,405,373	6,513,424	-	-	-	6,513,424
Stock issued due to exercise of options	11	1,700,000	1,266,131	-	(286,609)	-	979,522
Net loss		-	-	-	-	(8,065,072)	(8,065,072)
Balance at December 31, 2017		90,225,869	$18,244,659	$-	$1,768,526	$(15,626,100)	$4,387,085
Stock issuance for services		3,207,506	5,651,671	-	-	-	5,651,671
Stock-based compensation	11	-	-	-	7,288	-	7,288
Stock issuance for financing, net of cost	9	1,861,627	3,944,336	-	-	-	3,944,336
Stock issued due to exercise of options	11	2,303,896	2,569,982	-	(535,675)	-	2,034,307
Stock subscribed	10	-	-	4,280,000	-	-	4,280,000
Net loss		-	-	-	-	(16,647,687)	(16,647,687)
Balance at December 31, 2018		97,598,898	$30,410,648	$4,280,000	$1,240,139	$(32,273,787)	$3,657,000

The accompanying notes are an integral part of these consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Consolidated statements of cash flows

For the years ended December 31, 2018 and 2017

(Stated in United States dollars)

	Note	2018	2017

Cash flows used in operating activities:
Net loss		$(16,647,687)	$(8,065,072)
Adjustments for
Depreciation	6	203,684	89,613
Amortization	7	2,083	2,797
Loss on sale of fixed assets		69,382	-
Stock issued for services	9	5,651,671	275,131
Stock-based compensation	11	7,288	849,679
Change in non-cash operating working capital
Trade and other receivable		(25,387)	(9,351)
Prepaid expenses		(124,230)	(205,143)
Deposits		(1,832,114)	(124,977)
Accounts payable and accrued liabilities		1,547,782	94,306
		(11,147,528)	(7,093,017)

Cash flows from financing activities:
Cash proceeds from financing	9,10	8,282,496	6,570,000
Cash paid on stock issuance costs		(58,160)	(56,576)
Cash received from stock option exercises		2,034,307	979,522
Repayments of shareholder loan		-	(6,726)
		10,258,643	7,486,220

Cash flows used in investing activities:
Cash received from sale of fixed assets	6	9,000	-
Investment in property and equipment	6	(627,997)	(171,736)
		(618,997)	(171,736)

Increase (decrease) in cash and cash equivalents during the year		(1,507,882)	221,467

Cash and cash equivalents, beginning of year		3,448,147	3,226,680

Cash and cash equivalents, end of year		$1,940,265	$3,448,147

The accompanying notes are an integral part of these consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2018 and 2017
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

Going concern

The consolidated financial statements are prepared on a going concern basis, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months. The Company has incurred losses from operations since inception and has an accumulated deficit of $32,273,787 as at December 31, 2018 (December 31, 2017 - $15,626,100). The Company has funded its research and development (“R&D”) activities principally through the issuance of securities and loans from related parties. There is no certainty that such funding will be available going forward. These conditions raise substantial doubt about its ability to continue as a going concern and realize its assets and pay its liabilities as they become due.

In order for the Company to continue as a going concern and fund any significant expansion of its operation or R&D activities, the Company will require significant additional capital. The Company’s ultimate success will depend on whether its future product candidates receive the necessary regulatory approval and it is able to successfully market approved products. The Company cannot be certain that it will be able to receive regulatory approval for any of its future product candidates, or that it will reach the level of sales and revenues necessary to achieve and sustain profitability.

Zomedica Pharmaceuticals Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2018 and 2017
(Stated in United States dollars)

1. Nature of operations and going concern (continued)

Going concern (continued)

The availability of equity or debt financing will be affected by, among other things, the results of the Company’s research and development, its ability to obtain regulatory approvals, the market acceptance of its products, the state of the capital markets generally, strategic alliance agreements, and other relevant commercial considerations. In addition, if the Company raises additional funds by issuing equity securities, its then existing security holders will likely experience dilution, and the incurring of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict its operations. Any failure on its part to raise additional funds on terms favorable to the Company or at all, may require the Company to significantly change or curtail its current or planned operations in order to conserve cash until such time, if ever, that sufficient proceeds from operations are generated, and could result in the Company not taking advantage of business opportunities.

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

Areas where significant judgment is involved in making estimates are: the fair values of financial assets and liabilities; the determination of fair value of stock-based compensation; the useful lives and recoverability of property and equipment; deferred income taxes and forecasting future cash flows for assessing the going concern assumption.

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

For the years ended December 31, 2018 and 2017
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

For the years ended December 31, 2018 and 2017
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

The dilutive effect of stock options is determined using the treasury stock method. Stock options to purchase common shares of the Company during fiscal 2018 and 2017 were not included in the computation of diluted EPS because the Company has incurred a loss for the year ended December 31, 2018 and 2017 as the effect would be anti-dilutive.

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

For the years ended December 31, 2018 and 2017
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

Income taxes

The Company accounts for income taxes in accordance with Accounting Standard Codification 740, Income Taxes ("ASC 740"), on a tax jurisdictional basis. The Company files income tax returns in Canada and the province of Alberta and its subsidiary files income tax returns in the United States and various states, including the headquarters in Michigan.

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

For the years ended December 31, 2018 and 2017
(Stated in United States dollars)

3. Significant accounting policies (continued)

Income taxes (continued)

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

ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in periods, disclosure and transition. At December 31, 2018 and 2017, the Company has not taken any tax positions that would require disclosure under ASC 740.

Segmented reporting

The Company currently operates as a single segment. Its principal business relates to the discovery, development and commercialization of innovative pharmaceuticals for the companion pet.

Recently adopted accounting pronouncements

In January 2016, the FASB issued ASU No. 2016-01, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. The Company has evaluated the amendments and determined that the new standard did not have a material impact on the Company’s financial position, results of operations, cash flows or disclosures.

In May 2017, the FASB issued ASU 2017-09 in relation to Compensation —Stock Compensation (Topic 718), Modification Accounting. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date. The Company has evaluated the amendments and determined that the new standard did not have a material impact on the Company’s financial position, results of operations or cash flow.

Future accounting pronouncements

In February 2016, the FASB issued new guidance, ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. . Additional qualitative and quantitative disclosures are also required by the new guidance. Topic 842 is effective for annual reporting periods (including interim reporting periods) beginning after December 15, 2018. Early adoption is permitted.

A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company expects to adopt the new standard on January 1, 2019 and use the effective date as its date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.

The Company expects that this standard will have a material effect on the consolidated financial statements. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on the balance sheet for the Company’s operating leases; and (2) providing significant new disclosures about the Company’s leasing activities. The Company does not expect a significant change in our leasing activities between now and adoption.

Zomedica Pharmaceuticals Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2018 and 2017
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

Useful lives and recoverability of property and equipment

As described in Note 3 above, the Company reviews the estimated useful lives of property and equipment with definite useful lives at the end of each year and assesses whether the useful lives of certain items should be shortened or extended, due to various factors including technology, competition and revised service offerings. During the year ended December 31, 2018 and 2017, the Company was not required to adjust the useful lives of any assets based on the factors described above. Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. During the year ended December 31, 2018 and 2017, The Company did not identify any events or circumstances to indicate that the carrying value of property and equipment was not recoverable.

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

Zomedica Pharmaceuticals Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2018 and 2017
(Stated in United States dollars)

5. Prepaid expenses and deposits

	2018	2017
Prepaid rent (i)	$1,613,038	$655,448
Deposits (ii)	1,596,104	636,580
Prepaid marketing (iii)	37,465	28,122
Prepaid insurance (iii)	33,372	12,934
Other (iv)	29,470	20,021
Total	$3,309,449	$1,353,105

(i)	On July 31, 2018 the Company entered into an amended lease agreement with Wickfield Phoenix, LLC for an additional 18,640 square feet of office space. The Company prepaid the full outstanding balance of $1,269,073. As of December 31, 2018, and 2017, the Company classified $509,380 and $155,220 as a current asset in the consolidated balance sheet, respectively;

(ii)	Deposits include payments made to vendors in advance and are primarily associated with research activity, design fees for additional office space and equipment purchases. As of December 31, 2018, and 2017, the Company classified $1,257,347 and $569,976 as a current asset in the consolidated balance sheet, respectively;

(iii)	As of December 31, 2018 and 2017, all amounts were classified as a current asset in the consolidated balance sheet;

(iv)	Other is comprised of subscription payments and software licensing. As of December 31, 2018, and 2017, the Company classified all amounts as a current asset in the consolidated balance sheet.

6. Property and equipment

	Computer equipment	Furniture and equipment	Laboratory equipment	Leasehold improvements	Total
Cost
Balance at December 31, 2016	$61,598	$7,364	$243,529	$25,672	$338,163
Additions	89,557	68,694	2,200	11,285	171,736
Balance at December 31, 2017	151,155	76,058	245,729	36,957	509,899
Additions	18,847	105,821	246,375	256,954	627,997
Disposals	-	-	(139,467)	(10,936)	(150,403)
Balance at December 31, 2018	170,002	181,879	352,637	282,975	987,493

Accumulated depreciation
Balance at December 31, 2016	13,858	1,490	29,783	3,998	49,129
Depreciation	28,944	10,355	45,092	5,222	89,613
Balance at December 31, 2017	42,802	11,845	74,875	9,220	138,742
Depreciation	62,116	17,740	86,368	37,460	203,684
Disposals	-	-	(61,547)	(10,474)	(72,021)
Balance at December 31, 2018	104,918	29,585	99,696	36,206	270,405

Net book value as at:
December 31, 2017	$108,353	$64,213	$170,854	$27,737	$371,157
December 31, 2018	$65,084	$152,294	$252,941	$246,769	$717,088

In August of 2018, the Company relocated part of its operations to a new building. Due to the relocation, leasehold improvements with a net book value of $462 were written off and equipment with a net book value of $77,920 was sold for $9,000. The net loss on disposal recorded was $69,382.

Zomedica Pharmaceuticals Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2018 and 2017
(Stated in United States dollars)

7. Intangible assets

	Computer software	Trademarks	Total
Cost
Balance at December 31, 2016	$5,143	$16,236	$21,379
Additions	-	-	-
Balance at December 31, 2017	5,143	16,236	21,379
Additions	-	-	-
Balance at December 31, 2018	5,143	16,236	21,379

Accumulated amortization
Balance at December 31, 2016	2,428	1,013	3,441
Amortization	1,715	1,082	2,797
Balance at December 31, 2017	4,143	2,095	6,238
Amortization	1,000	1,083	2,083
Balance at December 31, 2018	5,143	3,178	8,321

Net book value as at:
December 31, 2017	$1,000	$14,141	$15,141
December 31, 2018	$-	$13,058	$13,058

8. Loan Arrangements

On October 18, 2017, the Company entered into a loan arrangement with a shareholder of the Company, pursuant to which such shareholder has agreed to provide a loan facility to the Company, whereby the Company may borrow up to $5,000,000, with the proceeds to be used for working capital and general corporate purposes. The term of the loan facility is five (5) years, with principal and interest payments being due only at the time of maturity. Under the loan agreement, the Company may borrow in one or more advances, provided however that a minimum amount of $250,000 must be borrowed at any one time and not more than two advances may occur per month. Interest shall accrue at a rate of fourteen percent (14%) per annum, payable upon maturity. As of December 31, 2018, no amounts have been borrowed.

Zomedica Pharmaceuticals Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2018 and 2017
(Stated in United States dollars)

9. Capital stock

The Company is authorized to issue an unlimited number of common stock, all without par value.

Issued and outstanding common stock:

	Number of
	common	Capital
	stock	stock
Balance at December 31, 2016	83,964,569	$10,189,973
Stock issuance for services (i and ii)	155,927	275,131
Stock issued from financing (iii and iv)	4,405,373	6,513,424
Stock issued due to exercise of options (Note 11)	1,700,000	1,266,131
Balance at December 31, 2017	90,225,869	$18,244,659
Stock issuance for services (v and vii)	3,207,506	5,651,671
Stock issued from financing (vi)	1,861,627	3,944,336
Stock issued due to exercise of options (Note 11)	2,303,896	2,569,982
Balance at December 31, 2018	97,598,898	$30,410,648

i)	On March 14, 2017, the Company settled $50,000 of amounts due to a vendor by issuing 43,613 common shares valued at $45,000 at the date of issuance. The Company recorded a $5,000 gain on the settlement of liabilities.
ii)	On December 22, 2017, the Company issued 112,314 common shares in accordance with a License and Supply Agreement with a third party and recognized $230,131 as a research and development expense in the consolidated statements of operations and comprehensive loss.
iii)	On April 7, 2017, the Company issued 2,902,682 common shares for gross proceeds of $3,250,000. The Company recorded $32,754 of share issuance costs as an offset to capital stock.
iv)	On July 28, 2017, the Company issued 1,502,691 common shares for gross proceeds of $3,320,000. The Company recorded $23,822 of share issuance costs as an offset to capital stock.
v)	On May 10, 2018, the Company issued 641,717 common shares in accordance with a Development, Commercialization and Exclusive Distribution Agreement with a third party and recognized $1,238,513 as a research and development expense in the consolidated statements of operations and comprehensive loss.
vi)	On May 15, 2018, the Company issued 255,815 common shares for gross proceeds of $550,000. On June 28, 2018, the Company issued 1,605,812 common shares for gross proceeds of $3,452,496. The Company recorded $58,160 of share issuance costs as an offset to capital stock.
vii)	On November 26, 2018, the Company issued 2,565,789 common shares in accordance with a Development and Supply Agreement with a third party and recognized $4,413,158 as a research and development expense in the consolidated statements of operations and comprehensive loss.

Zomedica Pharmaceuticals Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2018 and 2017
(Stated in United States dollars)

10. Common stock subscribed

The Company offered its common shares in a private offering of 6,578,947 common shares at a price of $1.52 per share, for aggregate gross proceeds of up to $10,000,000.  The Company received subscription funds in the aggregate amount of $4,280,000 from investors. These common shares were not issued until the subsequent period, as discussed in Note 20.

11. Stock-based compensation

During the year ended December 31, 2018, the Company issued nil stock options. During the year ended December 31, 2018, an aggregate of 2,303,896 options were exercised.

During the year ended December 31, 2017, the Company issued 1,815,000 stock options, each option entitling the holder to purchase one common share of the Company. During the year ended December 31, 2017, an aggregate of 1,700,000 options were exercised.

The continuity of stock options are as follows:

	Number of Options	Weighted Avg Exercise Price (CDN$)
Balance at December 31, 2016	7,975,000	$0.84
Stock options exercised on February 21, 2017	(10,000)	0.25
Stock options exercised on February 21, 2017	(400,000)	0.05
Options issued on February 24, 2017	535,000	1.50
Stock options exercised on May 8, 2017	(7,060)	1.50
Stock options cancelled on May 17, 2017	(10,000)	1.50
Stock options exercised on May 23, 2017	(80,000)	0.25
Stock options exercised on July 6, 2017	(200,000)	0.05
Stock options exercised on July 17, 2017	(220,000)	0.25
Options issued on August 14, 2017	1,280,000	2.75
Stock options exercised on August 29, 2017	(7,940)	1.50
Stock options exercised on December 19, 2017	(25,000)	0.25
Stock options exercised on December 19, 2017	(750,000)	1.50
Balance at December 31, 2017	8,080,000	1.21
Stock options exercised January 8, 2018	(124,000)	0.25
Stock options exercised January 26, 2018	(100,000)	0.25
Stock options exercised March 8, 2018	(50,000)	0.25
Stock options exercised March 13, 2018	(176,000)	0.25
Stock options exercised March 22, 2018	(50,000)	0.25
Stock options exercised March 26, 2018	(240,000)	0.25
Stock options exercised March 28, 2018	(325,000)	0.25
Stock options exercised March 29, 2018	(562,996)	2.75
Stock options exercised April 20, 2018	(154,000)	0.25
Stock options expired April 21, 2018	(1,946,000)	0.25
Stock options expired June 9, 2018	(100,000)	1.50
Stock options expired June 21, 2018	(400,000)	1.50
Stock options expired August 14, 2018	(75,000)	2.75
Stock options exercised September 27, 2018	(85,000)	1.50
Stock options expired September 28, 2018	(5,000)	2.75
Stock options exercised on October 11, 2018	(200,000)	1.50
Stock options expired November 12, 2018	(250,000)	2.75
Stock options expired November 12, 2018	(600,000)	1.50
Stock options exercised on November 29, 2018	(175,000)	1.50
Stock options exercised on December 20, 2018	(26,900)	1.50
Stock options expired December 21, 2018	(1,978,100)	1.50
Stock options exercised on December 21, 2018	(35,000)	1.50
Balance at December 31, 2018	422,004	$2.65

Zomedica Pharmaceuticals Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2018 and 2017
(Stated in United States dollars)

11. Stock-based compensation (continued)

As at December 31, 2018, details of the issued and outstanding stock options are as follows:

Grant date	Exercise price (CDN$)	Number of options issued and outstanding	Number of vested options outstanding	Weighted Avg Remaining Life (years)
February 24, 2017	$1.50	35,000	35,000	0.15
August 14, 2017	$2.75	387,004	387,004	0.62

The Company granted nil stock options during the year ended December 2018 but recorded stock-based compensation for the vesting of options granted in 2017. The fair value of options granted during the year ended December 31, 2017 was estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions:

	February 24, 2017	August 14, 2017	August 14, 2017
Volatility	59%	59%	83%
Risk-free interest rate	0.81%	1.22%	1.22%
Expected life (years)	2	2	1
Dividend yield	0%	0%	0%
Common share price	CDN$1.35	CDN$2.40	CDN$2.40
Strike price	CDN$1.50	CDN$2.75	CDN$2.75
Forfeiture rate	nil	nil	nil

The Company recorded $7,288 stock-based compensation for the year ended December 31, 2018 and $849,679 of stock-based compensation for the year ended December 31, 2017. During the year ended December 31, 2018, the Company recorded the cash receipt of $2,034,307 as capital stock and reclassified $535,675 of stock-based compensation to capital stock due to the exercise of 2,303,896 options disclosed above. During the year ended December 31, 2017, the Company recorded the cash receipt of $979,522 as capital stock and reclassified $286,609 of stock-based compensation to capital stock due to the exercise of 1,700,000 options disclosed above.

Volatility is determined based on volatilities of comparable companies when the Company does not have its own sufficient trading history. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on an average of the term of the options.

The risk-free rate assumed in valuing the options is based on the Canadian treasury yield curve in effect at the time of grant for the expected term of the option. The expected dividend yield percentage at the date of grant is nil as the Company is not expected to pay dividends in the foreseeable future. The Company has estimated its stock option forfeitures to be nil for the year ended December 31, 2018 and 2017.

Zomedica Pharmaceuticals Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2018 and 2017
(Stated in United States dollars)

12. Income taxes

The reconciliation of the combined Canadian federal and provincial statutory income tax rate of 27% (2017- 27%) to the effective tax rate is as follows:

	For the year ended December 31, 2018	For the year ended December 31, 2017
Loss before income taxes	$(16,647,687)	$(8,065,072)
Expected income tax expense (recovery)	(4,494,880)	(2,177,570)
Difference in foreign tax rates	53,280	(297,460)
Tax rate changes and other adjustments	(850,310)	808,260
Stock based compensation and non-deductible expenses	(312,810)	236,350
Change in valuation allowance	5,604,720	1,430,420
Total income tax expense	$-	$-

The following table summarizes the components of deferred tax:

Deferred Tax Assets	2018	2017
Property, plant and equipment	$2,105,660	$157,920
Intangible assets	-	90
Share issuance costs	171,590	89,970
Reserves	18,650	14,030
Non-capital losses carried forward - Canada	3,605,540	1,762,250
Net operating losses carried forward - US	2,965,930	1,289,100
Investment Tax Credits	192,760	87,200
Total deferred tax assets	$9,060,130	$3,400,560

Deferred Tax Liabilities
Property and equipment	(112,220)	(57,370)
Total deferred tax liabilities	$(112,220)	$(57,370)

Valuation allowance	$8,947,910	$3,343,190
Net deferred tax asset	$-	$-

No deferred tax asset has been recognized, as it is not more likely than not to be realized. Consequently, a valuation allowance has been applied against the net deferred tax asset. The Canadian non-capital loss carry forwards expire as noted in the table below.

2036	$3,986,240
2037	4,278,990
2038	5,088,640
Total	$13,353,870

Zomedica Pharmaceuticals Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2018 and 2017
(Stated in United States dollars)

12. Income taxes (continued)

The Company’s US non-operating income tax losses expire as follows:

2035	$856,300
2036	1,484,640
2037	3,831,760
indefinitely	5,349,920
Total	$11,522,620

13. Commitments and contingencies

On October 1, 2018 the Company entered into a one year rental agreement. The total future annual lease payments for the premises are as follows:

2019	$17,820
Total	$17,820

On November 26, 2018, the Company entered into a Development and Supply Agreement and as part of this agreement, the Company has contingent future outflows as follows:

•	1st payment: At the later of the achievement of a future milestone event or March 15, 2019 - $2,000,000 in cash

•	2nd payment: At the later of the achievement of a future milestone event or March 15, 2019, can decide to receive payment as follows:

o	$3,000,000 in cash or

o	$1,500,000 in cash and $1.95 million in equity

•	3rd payment: At the later of the achievement of a future milestone event or September 12, 2019, can decide to receive payment as follows:

o	$3,000,000 in cash or

o	$1,500,000 in cash and $1.95 million in equity

•	4th payment: At the later of the achievement of a future milestone or February 19, 2020 - $2,000,000 in cash.

As at December 31, 2018, none of the future milestone events related to the above agreement have been met.

On May 10, 2018, the Company entered into a Development, Commercialization and Exclusive Distribution Agreement. As part of the agreement, the Company is required to make the following future milestone payments:

•	$3,500,000 in cash payment upon the achievement of future development milestones

•	$3,500,000 in equity based on the number of the Company’s common stock determined by dividing the amount due by the volume-weighted average price of the Company’s common stock on the NYSE American exchange over the 10 trading days prior to the achievement of the milestone event.

As at December 31, 2018, none of the future development milestones related to the above agreement have been met.

Zomedica Pharmaceuticals Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2018 and 2017
(Stated in United States dollars)

13. Commitments and contingencies (continued)

On December 20, 2017, the Company entered into a License and supply agreement and as part of this agreement, the Company has contingent future outflows as follows:

•	1st payment: At the achievement of a future milestone event - $250,000 in cash and $250,000 in equity

•	2nd payment: At the achievement of a future milestone event - $250,000 in cash and $250,000 in equity

As at December 31, 2018, none of the future development milestones related to the above agreement have been met.

14. Financial instruments

(a)	Fair values

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

Zomedica Pharmaceuticals Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2018 and 2017
(Stated in United States dollars)

14. Financial instruments (continued)

(d) Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. In meeting its liquidity requirements, the Company closely monitors its forecasted cash requirements with expected cash drawdown.

The following are the contractual maturities of the undiscounted cash flows of financial liabilities as at December 31, 2018 and 2017:

					December 31, 2018
	Less than	3 to 6	6 to 9	9 months	Greater than
	3 months	months	months	1 year	1 year	Total
	$	$	$	$	$	$
Third parties
Accounts payable and accrued liabilities	2,376,519	-	-	-	-	2,376,519
Related parties
Shareholder's loan payable	-	-	-	-	-	-
	2,376,519	-	-	-	-	2,376,519

					December 31, 2017
	Less than	3 to 6	6 to 9	9 months	Greater than
	3 months	months	months	1 year	1 year	Total
	$	$	$	$	$	$
Third parties
Accounts payable and accrued liabilities	828,737	-	-	-	-	828,737
Related parties
Shareholder's loan payable	-	-	-	-	-	-
	828,737	-	-	-	-	828,737

15. Segmented information

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

	December 31,	December 31,
	2018	2017
	$	$
Total assets
Canada	383,567	3,519,918
US	5,649,952	1,695,904
Total property and equipment
US	717,088	371,157

Zomedica Pharmaceuticals Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2018 and 2017
(Stated in United States dollars)

16. Schedule of expenses

	For the year ended
	December 31, 2018
	Research and	Professional	General and
	Development	Fees	Administrative

Salaries, bonus and benefits	$692,913	$-	$2,593,686
Contracted expenditures	1,745,011	-	-
Marketing and investor relations	-	-	225,890
Travel and accommodation	21,251	-	266,147
Insurance	82,469	-	307,544
License fees	7,151,671	-	-
Office	69,299	-	365,395
Consultants	214,013	1,534,977	-
Regulatory	76,210	-	435,896
Rent	45,081	-	295,752
Supplies	219,235	-	31,039
Total	$10,317,153	$1,534,977	$4,521,349

	For the year ended
	December 31, 2017
	Research and	Professional	General and
	Development	Fees	Administrative

Salaries, bonus and benefits	$620,694	$-	$2,703,865
Contracted expenditures	821,927	-	5,610.00
Marketing and investor relations	-	-	168,623
Travel and accommodation	11,815	-	338,738
Insurance	76,628	-	182,753
License fees	480,131	-	-
Office	33,222	-	199,844
Consultants	325,388	1,294,044	-
Regulatory	103,100	-	138,289
Rent	39,129	-	164,250
Supplies	239,292	-	44,298
Total	$2,751,326	$1,294,044	$3,946,270

17. Capital risk management

The capital of the Company includes equity, which is comprised of issued common capital stock, common stock subscribed, additional paid-in capital, and accumulated deficit. The Company's objective when managing its capital is to safeguard the ability to continue as a going concern in order to provide returns for its shareholders, and other stakeholders and to maintain a strong capital base to support the Company's core activities.

Zomedica Pharmaceuticals Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2018 and 2017
(Stated in United States dollars)

18. Loss per share

	For the year ended December 31, 2018	For the year ended December 31, 2017

Numerator
Net loss for the year	$16,647,687	$8,065,072
Denominator
Weighted average shares - basic	93,440,341	87,400,255
Stock options	-	-
Denominator for diluted loss per share	93,440,341	87,400,255

Loss per share - basic and diluted	$(0.18)	$(0.09)

For the above-mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would have been anti-dilutive.

19. Related party transactions and key management compensation

As of the year ended December 31, 2018 the Company had nil related party transactions outstanding. As of the year ended December 31, 2017, the Company repaid the outstanding loan owed to a director and executive officer.

Key management personnel are comprised of the Company’s directors and executive officers. In addition to their salaries, key management personnel also receive share-based compensation. Key management personnel compensation is as follows:

	For the year ended December 31, 2018	For the year ended December 31, 2017
Salaries and benefits, including bonuses	$1,428,036	$1,357,264
Stock-based compensation	-	749,615
Total	$1,428,036	$2,106,879

20. Subsequent events

On January 14, 2019, the Company granted 5,995,000 stock options to acquire common shares of the Company to officers, directors, employees and consultants, each such option being exercisable at a price of $1.52 per common share.  On January 14, 2019, the Company completed a non-brokered private placement issuing 2,815,789 common shares at a price of $1.52 per share for aggregate gross proceeds of $4,280,000, net of fees of $21,393. On January 14, 2019, the Company issued 657,894 common shares at a price of $1.52 per share aggregating to $1,000,000 in satisfaction of certain milestones under the license and supply agreement disclosed in Note 13. On January 14, 2019, the Company issued 49,342 common shares at a price of $1.52 per share in settlement of $75,000 of liabilities to a creditor.

