Form 10-K/A
period 2018-12-31
Zomedica Pharmaceuticals Corp.
filed 2019-03-14
CIK 1684144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A Amendment No. 1

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

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends and restates in its entirety the Annual Report on Form 10-K for the year ended December 31, 2018 (the “Original Form 10-K”) of Zomedica Pharmaceuticals Corp. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2019 to include material inadvertently omitted from the Original Form 10-K.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to this Form 10-K/A. Because this Form 10-K/A includes financial statements, the Company is also including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs and assumptions and on information currently available to management. Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Annual Report on Form 10-K/A contain forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	the success, cost and timing of our research and development activities, validation studies and pivotal trials, including with respect to our lead product candidates, ZM-024, ZM-020, ZM-017, ZM-012, ZM-006, ZM-007 and ZM-011;

•	our ability to obtain regulatory approval from the Food and Drug Administration’s Center for Veterinary Medicine and/or the USDA Center for Veterinary Biologics for our pharmaceutical and diagnostic product candidates, as applicable;

•	our ability to obtain funding for our operations;

•	the ability of our contract research organizations to appropriately conduct our safety studies and certain development activities;

•	the ability of our contract manufacturing organizations to manufacture and supply our product candidates in accordance with current Good Manufacturing Practices and our clinical needs;

•	our plans to develop and commercialize our product candidates;

•	our ability to develop and commercialize product candidates that can compete effectively against the product candidates developed and commercialized by our competitors or the current standards of care (including human generic drugs);

•	the size and growth of the veterinary diagnostics and therapeutics markets;

•	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

•	regulatory developments in the United States;

•	the loss of key scientific or management personnel;

•	our expectations regarding the period during which we will be an “emerging growth company” under the JOBS Act;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and

•	our status as a “passive foreign investment company” for U.S. federal income tax purposes.

In addition, you should refer to the “Risk Factors” section of this Annual Report on Form 10-K/A for a discussion of other important factors that may cause actual results to differ materially from those expressed or implied by these forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K/A will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2018. In addition to historical information, this Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. See “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K/A. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Part I – Item 1A Risk Factors” section and elsewhere in this Annual Report on Form 10-K, as well as, in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

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

For further information on the regulatory, business and product pipeline, please see the “Business” section of this Annual Report on Form 10-K/A. For further information on the risk factors, please see the “Risk Factors” section of this Annual Report on Form 10-K/A.

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

Professional Fees

Professional fees for the year ended December 31, 2018 were $1,534,977 compared to $1,294,044 for the year ended December 31, 2017, an increase of $240,933 or 19%. The increase was primarily due to increased expenses resulting from our company being subject to U.S. securities law reporting for a full year and the filing of several registration statements. Professional fees for the 2017 period consisted primarily of consulting fees incurred in connection with our initial U.S. registration statement and expenses incurred to list our common shares on the NYSE American and fundraising efforts.

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

Our financial statements, together with the independent registered public accounting firm report thereon, are incorporated by reference from the applicable information set forth in Part IV Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K/A.

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

This Annual Report on Form 10-K/A does not include an attestation report of our independent registered public accounting firm because we are an “emerging growth company,” and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

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

Bruk Herbst has been our Chief Commercial Officer since July 2017. From October 2015 to December 2016 Mr. Herbst was the Executive Senior Vice President of Sales and Marketing at i4C Innovations Inc. d/b/a Voyce, an animal health and wellness company. From October 2007 to September 2015, he served as Executive Senior Director and Head of U.S. Sales at IDEXX Laboratories, Inc., a developer, manufacturer and distributor of products and services for the companion animal veterinary and other markets, where he was responsible for in-clinic and reference lab diagnostics, point of care, information technologies and digital radiology. From January 1999 to October 2007 Mr. Herbst also held commercial leadership roles in patient monitoring, pharmacy and diagnostics with Omnicare Specialty Care Group and Life Systems. He holds a Bachelor of Science degree in business from the University of Arizona.

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

Code of Ethics

Our board of directors has adopted the Code of Ethics, which applies to all officers, directors and employees. Our Code of Ethics is available on our website at www.zomedica.com. Information contained in, or accessible through, our website does not constitute part of this Form 10-K/A. We intend to disclose any amendments to our Code of Ethics, or waivers of its requirements, on our website or in our filings under the Exchange Act.

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

(4) Represents the aggregate grant date fair value for grants made in 2018 and 2017, respectively, computed in accordance with FASB ASC Topic 718. The assumptions we used in valuing options are described in Note 11 to our financial statements included in this Annual Report on Form 10-K/A.

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

Compensation arrangements for our named executive officers and directors are described in Item 11 of this Annual Report on Form 10-K/A.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are included in this Annual Report on Form 10-K/A

(1)-(2) Financial Statements

Exhibit Number	Description
1.1	Sales Agreement, dated December 20, 2018, by and between Zomedica Pharmaceuticals Corp. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-3 filed with the Commission on December 20, 2018 (File No. 333-228926))
3.1	Articles of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
3.2	Amended and Restated By-Law No. 1 of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
3.3	Certificate of Amendment and Registration of Restated Articles of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
3.4	Certificate of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))

Exhibit Number	Description
10.1	Amalgamation Agreement by and among Wise Oakwood Ventures Inc., 9674128 Canada Inc. and ZoMedica Pharmaceuticals Inc., dated March 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.2#	CTX Agreement (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.3+	Executive Employment Agreement between Zomedica Pharmaceuticals Corp. and Gerald Solensky Jr. (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.4+	Executive Employment Agreement between Zomedica Pharmaceuticals Corp. and Shameze Rampertab (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.5+	Amendment No. 1 to Executive Employment Agreement between Zomedica Pharmaceuticals Corp. and Shameze Rampertab (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.6+	Employment Agreement between ZoMedica Pharmaceuticals Inc. and Stephanie Morley (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.7+	Consulting Agreement between ZoMedica Pharmaceuticals Inc. and William MacArthur (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.8+	Executive Employment Agreement between ZoMedica Pharmaceuticals Inc. and Robert DiMarzo (including Addendum) (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.9	Lease Agreement for 3928 Varsity Drive, Ann Arbor MI 48108 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.10	Lease Agreement for 100 Phoenix Drive, Ann Arbor MI 48108 (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.11+	Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.12	Form of Subscription Agreement for August 2016, December 2016 and April 2017 offerings (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.13	CPC Escrow Agreement, dated April 8, 2013 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.14	Value Security Escrow Agreement, dated April 21, 2016 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.15	Collaborative Research Agreement, dated January 3, 2017, by and between Celsee Diagnostics, Inc. and Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.16+	Executive Employment Agreement between ZoMedica Pharmaceuticals Inc. and Bruk Herbst (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.17+	Amendment No. 1 to Executive Employment Agreement between Zomedica Pharmaceuticals Corp. and Gerald Solensky Jr. (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.18	Loan Agreement, dated September 1, 2017, by and between Gerald A. Solensky and Equidebt LLC (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.19	Line of Credit Promissory Note, dated September 1, 2017, from Gerald A. Solensky in favor of Equidebt LLC (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.20	Loan Agreement, dated October 17, 2017, by and between Zomedica Pharmaceuticals Corp. and Equidebt LLC (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))

Exhibit Number	Description
10.21	Line of Credit Promissory Note, dated October 17, 2017, from Zomedica Pharmaceuticals Corp. in favor of Equidebt LLC (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.22	Guaranty Agreement, dated October 17, 2017 made by Gerald A. Solensky in favor of Equidebt LLC (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.23#	License and Supply Agreement, dated December 20, 2017, by and between Celsee, Inc. and Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the Commission on February 28, 2018 (File No. 001-38298))
10.24#	Development, Commercialization and Exclusive Distribution Agreement, dated May 10, 2018, by and between Seraph Biosciences, Inc. and Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2018 (File No. 001-38298))
10.25	First Amendment to Lease Agreement for 100 Phoenix Drive, Ann Arbor MI 48108 (incorporated by reference to Exhibit 10.25 to the Company’s Filing Statement on Form 10-Q filed with the Commission on November 13, 2018 (File No. 001-38298))
10.26	Addendum to First Amendment to Lease Agreement 100 Phoenix Drive, Ann Arbor MI 48108 (incorporated by reference to Exhibit 10.26 to the Company’s Filing Statement on Form 10-Q filed with the Commission on November 13, 2018 (File No. 001-38298))
10.27##	Development and Supply Agreement with Qorvo Biotechnologies, LLC
10.28*	Amendment No. 2 to Executive Employment Agreement between Zomedica Pharmaceuticals Corp. and Gerald Solensky, Jr.
21.1*	List of Subsidiaries
23.1*	Consent of MNP LLP
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	The registrant has received confidential treatment for certain portions of this exhibit.
##	The registrant has sought confidential treatment with respect to certain portions of this exhibit.
+	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

Item 16.	Form 10-K/A Summary.

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

Signature	Title	Date

/s/ Gerald Solensky Jr.
Gerald Solensky Jr.	Chairman of the Board, President, Chief Executive Officer	March 13, 2019
(principal executive officer)
/s/ Shameze Rampertab
Shameze Rampertab	Chief Financial Officer, Corporate Secretary and Director	March 13, 2019
(principal financial and accounting officer)

/s/ James LeBar
James LeBar	Director	March 13, 2019

/s/ Rodney Williams
Rodney Williams	Director	March 13, 2019

/s/ Jeffrey Rowe
Jeffrey Rowe	Director	March 13, 2019

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

Chartered Professional Accountants

Licensed Public Accountants

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

Critical areas of estimation and judgements in applying accounting policies include the following:

Going concern

These consolidated financial statements have been prepared in accordance with U.S. GAAP on a going concern basis, which assumes the realization of assets and discharge of liabilities in the normal course of business within the foreseeable future. Management uses judgment in determining assumptions for cash flow projections, such as anticipated financing, anticipated sales and future commitments to assess the Company’s ability to continue as a going concern. A critical judgment is that the Company continues to raise funds going forward and satisfy their obligations as they become due.

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

