Form 10-Q
period 2019-03-31
Zomedica Pharmaceuticals Corp.
filed 2019-05-10
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	ZOM	NYSE American

As of May 10, 2019, 108,038,398 shares of the registrant’s common shares, without par value, were issued and outstanding.

Zomedica Pharmaceuticals Corporation

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated balance sheets

As at March 31, 2019 and December 31, 2018

(Stated in United States dollars)

	Note	March 31, 2019	December 31, 2018

Assets

Current assets:
Cash and cash equivalents		$2,296,731	$1,940,265
Prepaid expenses and deposits	5	1,113,775	1,867,034
Trade and other receivable		77,971	53,659
		3,488,477	3,860,958

Prepaid expenses and deposits	5	47,982	1,442,415
Property and equipment	6	859,121	717,088
Right-of-use asset		1,485,693	-
Intangible assets	7	12,791	13,058
		$5,894,064	$6,033,519

Liabilities and shareholders' (deficiency) equity

Current liabilities:
Accounts payable and accrued liabilities		$7,773,936	$2,376,519
		7,773,936	2,376,519

Shareholders' (deficiency) equity:
Capital stock
Authorized
Unlimited common shares without par value
Issued and outstanding
108,038,398 common shares (2018 - 97,598,898)	10	38,643,728	30,410,648
Common stock subscribed		-	4,280,000
Additional paid-in capital	11	3,427,095	1,240,139
Accumulated deficit		(43,950,695)	(32,273,787)
		(1,879,872)	3,657,000

		$5,894,064	$6,033,519

Nature of operations and going concern (Note 1)

Commitments and contingencies (Note 12)

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated statements of operations and comprehensive loss

For the three months ended March 31, 2019 and 2018

(Stated in United States dollars)

	Note	March 31, 2019	March 31, 2018

Expenses:
Research and development	15	$7,531,375	$600,341
General and administrative	15	3,231,261	1,160,171
Professional fees	15	739,394	371,947
Amortization - right-of-use asset	8	127,345	-
Amortization - intangible	7	267	686
Depreciation	6	62,054	36,699
Loss from operations		11,691,696	2,169,844
Interest expense		6,174	-
Gain on settlement of liabilities	10	(19,737)	-
Foreign exchange (gain) loss		(1,225)	1,484
Loss before income taxes		11,676,908	2,171,328
Income tax expense		-	-
Net loss and comprehensive loss		$11,676,908	$2,171,328

Weighted average number of common shares - basic and diluted		100,864,022	90,517,702

Loss per share - basic and diluted		$(0.12)	$(0.02)

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated statements of shareholders’ (deficiency) equity

For the three months ended March 31, 2019 and 2018

(Stated in United States dollars)

	Note	Number of capital stock	Capital stock	Common stock subscribed	Additional paid-in capital	Accumulated deficit	Total

Balance at December 31, 2017		90,225,869	$18,244,659	$-	$1,768,526	$(15,626,100)	$4,387,085
Stock-based compensation	11	-	-	-	5,691	-	5,691
Stock issued due to exercise of options	10	1,627,996	1,759,224	-	(351,438)	-	1,407,786
Net loss		-	-	-	-	(2,171,328)	(2,171,328)
Balance at March 31, 2018		91,853,865	$20,003,883	$-	$1,422,779	$(17,797,428)	$3,629,234

Balance at December 31, 2018		97,598,898	$30,410,648	$4,280,000	$1,240,139	$(32,273,787)	$3,657,000
Stock issuance for services	10	707,236	792,104	-	-	-	792,104
Stock-based compensation	11	-	-	-	2,341,104	-	2,341,104
Stock issuance for financing, net of cost	10	9,337,529	6,686,828	(4,280,000)	-	-	2,406,828
Stock issued due to exercise of options	10, 11	394,735	754,148	-	(154,148)	-	600,000
Net loss		-	-	-	-	(11,676,908)	(11,676,908)
Balance at March 31, 2019		108,038,398	$38,643,728	$-	$3,427,095	$(43,950,695)	$(1,879,872)

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated statements of cash flows

For the three months ended March 31, 2019 and 2018

(Stated in United States dollars)

	Note	March 31, 2019	March 31, 2018

Cash flows used in operating activities:
Net loss		$(11,676,908)	$(2,171,328)
Adjustments for
Depreciation	6	62,054	36,699
Amortization - intangible assets	7	267	686
Amortization - right-of-use asset		127,345
Stock issued for services	10	792,104	-
Stock-based compensation	11	2,341,104	5,691
Change in non-cash operating working capital
Trade and other receivable		(24,313)	(41,109)
Prepaid expenses		170,591	(6,494)
Deposits		364,063	30,474
Accounts payable and accrued liabilities		5,397,418	437,587
		(2,581,275)	(1,707,794)

Cash flows from financing activities:
Cash received from financing	10	3,000,000	-
Cash received from stock option exercises	11	600,000	1,407,786
Stock issuance costs		(593,172)	-
		3,006,828	1,407,786

Cash flows used in investing activities:
Investment in property and equipment	6	(69,087)	(13,219)
		(69,087)	(13,219)

Decrease in cash and cash equivalents		356,466	(313,227)

Cash and cash equivalents, beginning of period		1,940,265	3,448,147

Cash and cash equivalents, end of period		$2,296,731	$3,134,920

Supplemental cash flows information:

Interest paid		$6,174	$-

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

On November 20, 2017, Zomedica announced that its registration statement on Form S-1 was declared effective by the U.S. Securities and Exchange Commission and on November 21, 2017, the Company’s common shares began trading on the NYSE American under the symbol “ZOM”.

Going concern

The consolidated financial statements are prepared on a going concern basis, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months. The Company has incurred losses from operations since inception and has an accumulated deficit of $43,950,695 as at March 31, 2019 (December 31, 2018 - $32,273,787). The Company has funded its research and development (“R&D”) activities principally through the issuance of securities and loans from related parties. There is no certainty that such funding will be available going forward. These conditions raise substantial doubt about its ability to continue as a going concern and realize its assets and pay its liabilities as they become due.

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

3.	Significant accounting policies (continued)

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

The dilutive effect of stock options is determined using the treasury stock method. Stock options to purchase common shares of the Company during the period were not included in the computation of diluted EPS because the Company has incurred a loss for the three months ended March 31, 2019 as the effect would be anti-dilutive.

3.	Significant accounting policies (continued)

Comprehensive loss

The Company follows ASC topic 220. This statement establishes standards for reporting and display of comprehensive (loss) income and its components. Comprehensive loss is net loss plus certain items that are recorded directly to shareholders' equity. The Company has no other comprehensive loss items

Recently adopted accounting pronouncements

In February 2016, the FASB issued new guidance, ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Additional qualitative and quantitative disclosures are also required by the new guidance. Topic 842 is effective for annual reporting periods (including interim reporting periods) beginning after December 15, 2018. Early adoption is permitted.

A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company adopted the new standard with an initial application date of January 1, 2019 and used the effective date as its date of initial application. Consequently, financial information was not updated, and the disclosures required under the new standard were not provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company has not elected the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.

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

4.	Critical accounting judgements and key sources of estimation uncertainty (continued)

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

Useful lives of property and equipment

The Company reviews the estimated useful lives of property and equipment with definite useful lives at the end of each year and assesses whether the useful lives of certain items should be shortened or extended, due to various factors including technology, competition and revised service offerings. During the three months ended March 31, 2019 and 2018, the Company was not required to adjust the useful lives of any assets based on the factors described above. Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable.

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

5.	Prepaid expenses and deposits

	March 31, 2019	December 31, 2018
Prepaid rent (i)	$-	$1,613,038
Deposits (ii)	947,042	1,596,104
Prepaid FDA fees	94,493	-
Prepaid marketing (iii)	20,014	37,465
Prepaid insurance (iii)	15,459	33,372
Other (iv)	84,749	29,470
Total	$1,161,757	$3,309,449

(i)	On July 31, 2018, the Company entered into an amended lease agreement with Wickfield Phoenix LLC for an additional 18,640 square feet of office space. The Company prepaid the full outstanding balance of $1,269,073. As of January 1, 2019 the balance of the prepaid rent, inclusive of the original and amended lease amounts was 1,613,038. In accordance with ASC 842, this amount was reclassified as a right-of-use asset in the consolidated balance sheet. As of December 31, 2018, the Company classified $509,380 as a current asset in the consolidated balance sheet;

(ii)	Deposits include payments made to vendors in advance and are primarily associated with research activity, design fees for additional office space and equipment purchases. In February 2019 the Company reclassified $135,000 to property and equipment. As of March 31, 2019 and December 31, 2018, the Company classified $899,060 and $1,257,347 as a current asset in the consolidated balance sheet, respectively;

(iii)	As of March 31, 2019 and December 31, 2018, all amounts were classified as a current asset in the consolidated balance sheet;

(iv)	Other is comprised of subscription payments and software licensing. As of March 31, 2019 and December 31, 2018, the Company classified all amounts as a current asset in the consolidated balance sheet.

6.	Property and equipment

	Computer equipment	Furniture and equipment	Laboratory equipment	Leasehold improvements	Total
Cost
Balance at December 31, 2017	$151,155	$76,058	$245,729	$36,957	$509,899
Additions	18,847	105,821	246,375	256,954	627,997
Disposals	-	-	(139,467)	(10,936)	(150,403)
Balance at December 31, 2018	170,002	181,879	352,637	282,975	987,493
Additions	135,000	3,414	-	65,673	204,087
Balance at March 31, 2019	305,002	185,293	352,637	348,648	1,191,580

Accumulated depreciation
Balance at December 31, 2017	42,802	11,845	74,875	9,220	138,742
Depreciation	62,116	17,740	86,368	37,460	203,684
Disposals	-	-	(61,547)	(10,474)	(72,021)
Balance at December 31, 2018	104,918	29,585	99,696	36,206	270,405
Depreciation	17,346	6,494	16,714	21,500	62,054
Balance at March 31, 2019	122,264	36,079	116,410	57,706	332,459

Net book value as at:
December 31, 2018	$65,084	$152,294	$252,941	$246,769	$717,088
March 31, 2019	$182,738	$149,214	$236,227	$290,942	$859,121

7.	Intangible assets

	Computer software	Trademarks	Total intangible assets
Cost
Balance at December 31, 2017	$5,143	$16,236	$21,379
Additions	–	–	–
Balance at December 31, 2018	5,143	16,236	21,379
Additions	–	–	–
Balance at March 31, 2019	5,143	16,236	21,379

Accumulated amortization
Balance at December 31, 2017	4,143	2,095	6,238
Amortization	1,000	1,083	2,083
Balance at December 31, 2018	5,143	3,178	8,321
Amortization	–	267	267
Balance at March 31, 2019	5,143	3,445	8,588

Net book value as at:
December 31, 2018	$–	$13,058	$13,058
March 31, 2019	$–	$12,791	$12,791

8.	Leases

As discussed in Note 3, the Company adopted ASC 842 with an initial application date of January 1, 2019. The Company is party to two lease agreements under which it rents office and laboratory space. The rent for both of these leases was prepaid upon inception and therefore at adoption the Company reclassified its prepaid lease balances of $1,613,038 to a right-of-use asset.

The Company amortizes the asset on a straight-line basis and records the expense in the consolidated statement of operations and comprehensive loss. During the three months ended March 31, 2019, the Company recognized $127,345 (2017 – nil) in amortization expense in the consolidated statements of operations and comprehensive loss.

9.	Loan arrangements

On October 17, 2017, the Company entered into a loan arrangement with a shareholder of the Company, pursuant to which such shareholder has agreed to provide a loan facility to the Company, whereby the Company may borrow up to $5,000,000, with the proceeds to be used for working capital and general corporate purposes. The term of the loan facility is five (5) years, with principal and interest payments being due only at the time of maturity. Under the loan agreement, the Company may borrow in one or more advances, provided however that a minimum amount of $250,000 must be borrowed at any one time and not more than two advances may occur per month. Interest shall accrue at a rate of fourteen percent (14%) per annum, payable upon maturity. As of March 31, 2019, no amounts have been borrowed.

10.	Capital stock

The Company is authorized to issue an unlimited number of common stock, all without par value.

Issued and outstanding common stock:

	Number of common stock	Capital stock
Balance at December 31, 2017	90,225,869	$18,244,659
Stock issued due to exercise of options (Note 11)	1,627,996	1,759,224
Balance at March 31, 2018	91,853,865	$20,003,883

Balance at December 31, 2018	97,598,898	$30,410,648
Stock issued for services (i and ii)	707,236	792,104
Stock issued from financing (iii and iv)	9,337,529	6,686,828
Stock issued due to exercise of options	394,735	754,148
Balance at March 31, 2019	108,038,398	$38,643,728

(i)	On January 14, 2019, the Company settled $75,000 of amounts due to a vendor by issuing 49,342 common shares valued at $55,263 at the date of issuance. The Company recorded a $19,737 gain on the settlement of liabilities.

(ii)	On January 14, 2019, the Company issued 657,894 common shares in satisfaction of $1,000,000 of all remaining milestones under a License and Supply Agreement with a third party. The Company recognized $736,841 as research and development expense, based on the value of the common stock on the date of issuance.

(iii)	On January 14, 2019, the Company completed a non-brokered private placement, and issued 2,815,789 common shares. Gross proceeds of $4,280,000 were received prior to December 31, 2018.The Company recorded $465 of share issuance costs as an offset to capital stock.

(iv)	On March 28, 2019, the Company completed an underwritten public offering of its common stock pursuant to which the Company sold an aggregate 6,521,740 common shares for gross proceeds of $3,000,000. The Company recorded $592,707 of share issuance costs as an offset to capital stock.

11.	Stock-based compensation

During the three months ended March 31, 2019, the Company issued 5,995,000 stock options, each option entitling the holder to purchase one common share of the Company. During the three months ended March 31, 2019, an aggregate of 394,735 options were exercised. During the three months ended March 31, 2018, the Company issued nil stock options, with an aggregate of 1,627,996 stock options exercised.

The continuity of stock options are as follows:

	Number of Options	Weighted Avg Exercise Price (US$)(i)
Balance at December 31, 2018	422,004	$1.95
Stock options granted January 10, 2019	5,995,000	$1.52
Stock options expired February 24, 2019	(35,000)	$2.06
Stock options exercised March 8, 2019	(164,473)	$1.52
Stock options exercised March 15, 2019	(164,473)	$1.52
Stock options exercised March 29, 2019	(65,789)	$1.52
Balance at March 31, 2019	5,987,269	$1.55

(i)  As of the year ended December 2018, the weighted average exercised price in CDN$ was $2.65.

As at March 31, 2019, details of the issued and outstanding stock options were as follows:

Grant date	Exercise price (US$)	Number of options issued and outstanding	Number of vested options outstanding	Weighted Avg Remaining Life (years)
August 14, 2017	$2.16	387,004	387,004	0.37
January 10, 2019	$1.52	5,985,000	5,600,265	1.78
January 10, 2019	$1.52	10,000	10,000	0.15

11.	Stock-based compensation (continued)

The fair value of options granted during the three months ended March 31, 2019 was estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions:

January 10, 2019
Volatility	68%
Risk-free interest rate	2.56%
Expected life (years)	2
Dividend yield	0%
Common share price	$1.23
Strike price	$1.52
Forfeiture rate	nil

The Company recorded $2,341,104 of stock-based compensation for the three months ended March 31, 2019. The Company recorded the cash receipt of $600,000 as capital stock and reclassified $154,148 of stock-based compensation to capital stock due to the exercise of options disclosed above.

Volatility is determined based on volatilities of comparable companies when the Company does not have its own sufficient trading history. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on an average of the term of the options.

The Company has estimated its stock option forfeitures to be nil for the three months ended March 31, 2019 (three months ended March 31, 2018 - $nil).

12.	Commitments and contingencies

On October 1, 2018, the Company entered into a one-year rental agreement. The Company elected not to disclose this lease in accordance with ASC 842 as it is a one-year term. Total future annual lease payments for the premises are as follows:

2019	$7,920
Total	$7,920

On November 26, 2018, the Company entered into a Development and Supply Agreement and as part of this agreement, the Company has contingent future outflows as follows:

•	1st payment: At the later of the achievement of a future milestone event or March 15, 2019 - $2,000,000 in cash
•	2nd payment: At the later of the achievement of a future milestone event or March 15, 2019, can decide to receive payment as follows:
	o	$3,000,000 in cash or
	o	$1,500,000 in cash and $1.95 million in equity

12.	Commitments and contingencies (continued)

•	3rd payment: At the later of the achievement of a future milestone event or September 12, 2019, can decide to receive payment as follows:
	o	$3,000,000 in cash or
	o	$1,500,000 in cash and $1.95 million in equity
•	4th payment: At the later of the achievement of a future milestone or February 19, 2020 - $2,000,000 in cash.

As at March 31, 2019, the first two milestone payments have been met. The Company recorded an accrued liability for $5,000,000 in accordance with the terms.

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

As at March 31, 2019, none of the future development milestones related to the above agreement have been met.

On December 20, 2017, the Company entered into a License and Supply Agreement and as part of this agreement, the Company has contingent future outflows as follows:

•	1st payment: At the achievement of a future milestone event - $250,000 in cash and $250,000 in equity
•	2nd payment: At the achievement of a future milestone event - $250,000 in cash and $250,000 in equity

Under the agreement, the Company was obligated to pay up to $1 million, payable 50 percent in cash and 50 percent in unregistered common shares, upon the achievement of specified milestones. As at March 31, 2019, each of these development milestones related to the above agreement have been met. Rather than taking the aforementioned payments in cash (50 percent) and equity (50 percent), the partner company elected to receive all of its compensation through the issuance of common shares of the Company. Accordingly, as discussed in Note 10(ii), the Company issued 657,894 common shares in satisfaction of the agreement and recognized $736,841 as research and development expense in the consolidated statement of operations and comprehensive loss.

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

13.	Financial instruments (continued)

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

The following are the contractual maturities of the undiscounted cash flows of financial liabilities as at March 31, 2019 and December 31, 2018:

13.  Financial instruments (continued)

					March 31, 2019
	Less than 3 months	3 to 6 months	6 to 9 months	9 months 1 year	Greater than 1 year	Total
	$	$	$	$	$	$
Third parties
Accounts payable and accrued liabilities	7,773,936	-	-	-	-	7,773,936
	7,773,936	-	-	-	-	7,773,936

					December 31, 2018
	Less than 3 months	3 to 6 months	6 to 9 months	9 months 1 year	Greater than 1 year	Total
	$	$	$	$	$	$
Third parties
Accounts payable and accrued liabilities	2,376,519	-	-	-	-	2,376,519
	2,376,519	-	-	-	-	2,376,519

14.	Segmented information

The Company's operations comprise a single reportable segment engaged in the research, development targeting health and wellness solutions for the companion animal. As the operations comprise a single reportable segment, amounts disclosed in the financial statements for loss for the period, depreciation and total assets also represent segmented amounts. In addition, all of the Company's long-lived assets are in the United States of America (“US”).

	March 31, 2019	December 31, 2018
	$	$
Total assets
Canada	1,545,662	383,567
US	4,348,402	5,649,952

Total US property and equipment	859,121	717,088
Total US right-of-use asset	1,485,693	-
	2,344,814	717,088

15.	Schedule of expenses

	For the three months ended March 31, 2019
	Research and Development	Professional Fees	General and Administrative

Salaries, bonus and benefits	$216,861	$-	$2,929,502
Contracted expenditures	1,254,847	-	-
Marketing and investor relations	-	-	52,509
Travel and accommodation	10,049	-	57,264
Insurance	29,912	-	63,451
License fees	5,886,841	-	-
Office	6,428	-	86,147
Consultants	59,786	739,394	-
Regulatory	20,998	-	24,104
Rent	-	-	5,940
Supplies	45,653	-	12,344
Total	$7,531,375	$739,394	$3,231,261

	For the three months ended March 31, 2018
	Research and Development	Professional Fees	General and Administrative

Salaries, bonus and benefits	$152,372	$-	$643,288
Contracted expenditures	269,523	-	-
Marketing and investor relations	-	-	81,193
Travel and accommodation	1,789	-	121,404
Insurance	15,960	-	80,460
License fees	25,000	-	-
Office	6,517	-	76,947
Consultants	37,116	371,947	-
Regulatory	18,788	-	103,558
Amortization right-of-use asset	-	-	-
Rent	7,826	-	43,019
Supplies	65,450	-	10,302
Total	$600,341	$371,947	$1,160,171

16.	Capital risk management

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

17.	Loss per share

	For the three months ended March 31, 2019	For the three months ended March 31, 2018

Numerator
Net loss for the period	$11,676,908	$2,171,328
Denominator
Weighted average shares - basic	100,864,022	90,517,702
Stock options	-	-
Denominator for diluted loss per share	100,864,022	90,517,702

Loss per share - basic and diluted	$(0.12)	$(0.02)

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

18.	Related party transactions and key management compensation

Key management personnel are comprised of the Company’s directors and executive officers. In addition to their salaries, key management personnel also receive share-based compensation. Key management personnel compensation is as follows:

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Salaries and benefits, including bonuses	$320,647	$344,891
Stock-based compensation	1,644,325	-
Total	$1,964,972	$344,891

19.	Subsequent events

On May 9, 2019, the Company entered into subscription agreements to sell $12,000,000 of its Series 1 Preferred Shares to an accredited investor in a private placement at a purchase price of $1,000,000 per Series 1 Preferred Share; $5,000,000 of the purchase price was paid on May 9, 2019 and the remaining $7,000,000 is expected to be paid on or prior to June 7, 2019. The Company may conduct one or more additional closings of the offering at any time on or prior to June 7, 2019 for total aggregate proceeds of up to $20,000,000.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs and assumptions and on information currently available to management. Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Form 10-Q contain forward-looking statements. In some cases, you can identify forward-looking statements through our use of words such as “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	the success, cost and timing of our research and development activities, validation studies and pivotal trials, including with respect to our lead product candidates, ZM-024, ZM-020, ZM-017, ZM-012, ZM-006, ZM-007 and ZM-011;

•	our ability to obtain regulatory approval from the Food and Drug Administration’s Center for Veterinary Medicine (FDA-CVM) and/or the USDA Center for Veterinary Biologics (USDA-CVB) for our pharmaceutical and diagnostic product candidates, as applicable;

•	our ability to obtain funding for our operations;

•	our obligation to pay a portion of our “net sales” to holders of our Series 1 Preferred Shares;

•	our ability to raise additional capital, in light of the significant obligations under our Series 1 Preferred Shares;

•	the ability of our contract research organizations to appropriately conduct our safety studies and certain development activities;

•	the ability of our contract manufacturing organizations to manufacture and supply our product candidates in accordance with current Good Manufacturing Practices and our clinical needs;

•	the ability of our contract manufacturing organizations to manufacture and supply our product candidates in accordance with current Good Manufacturing Practices and our clinical needs;

•	our plans to develop and commercialize our product candidates;

•	our ability to develop and commercialize product candidates that can compete effectively against the product candidates developed and commercialized by our competitors or that can meet the current standards of care (including human generic drugs);

•	the size and growth of the veterinary diagnostics and therapeutics markets;

•	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

•	regulatory developments in the United States;

•	the loss of key scientific or management personnel;

•	our expectations regarding the period during which we will be an “emerging growth company” under the JOBS Act;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and

•	our status as a “passive foreign investment company” for U.S. federal income tax purposes.

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

Together with our strategic partners, we are developing three diagnostic platforms, a Bulk Acoustic Wave sensor-based veterinary point-of-care diagnostic platform for performing immunodiagnostic testing, a Raman spectroscopy-based point-of-care diagnostic platform for the detection of pathogens, and liquid biopsy assays for the detection of cancer, along with related consumables. We believe that the regulatory pathway to approval of companion animal diagnostics is significantly shorter than for similar diagnostic products intended for human use. In certain cases, pre-market clearance may be unnecessary, depending on the intended use of the diagnostic.

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

We are a development-stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred net losses of $11,676,908 and $2,171,328 for the three months ended March 31, 2019 and March 31, 2018, respectively, and $16,647,687 and $8,065,072 for the years ended December 31, 2018 and December 31, 2017, respectively. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations. As of March 31, 2019, we had an accumulated deficit of $43,950,695 and cash and cash equivalents of $2,296,731.

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

Research and Development Expense

All costs of research and development are expensed in the period in which they are incurred. Research and development costs primarily consist of salaries and related expenses for personnel, fees paid to consultants, outside service providers, professional services, travel costs and materials used in clinical trials and research and development.

We have a point-of-care biosensor platform, ZM-024, that we are developing for diagnosis and treatment management of disorders such as thyroid and adrenal disorders, a point-of-care diagnostic platform, ZM-020, for the detection of pathogens in urine and fecal samples, and a non-invasive diagnostic assay or blood test, ZM-017, that we are developing as an aid for veterinarians in diagnosing cancer in canines.

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

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Our results of operations for the three months ended March 31, 2019 and March 31, 2018 are as follows:

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018	Change
	$	$	$	%
Expenses
Research and development	7,531,375	600,341	6,931,034	1155%
General and administrative	3,231,261	1,160,171	2,071,090	179%
Professional fees	739,394	371,947	367,447	99%
Amortization - right-of-use asset	127,345	-	127,345	N/A
Amortization - intangible	267	686	(419)	-61%
Depreciation	62,054	36,699	25,355	69%
Loss from operations	11,691,696	2,169,844	9,521,852	439%

Interest expense	6,174	-	6,174	N/A
Gain on settlement of liabilities	(19,737)	-	(19,737)	N/A
Foreign exchange (gain) loss	(1,225)	1,484	(2,709)	-183%
Loss before income taxes	11,676,908	2,171,328	9,505,580	438%

Income tax expense	-	-	-	N/A

Net loss and comprehensive loss	11,676,908	2,171,328	9,505,580	438%

Revenue

We did not generate any revenue during the three months ended March 31, 2019 and March 31, 2018.

Research and Development

Research and development expense for the three months ended March 31, 2019 was $7,531,375 compared to $600,341 for the three months ended March 31, 2018, an increase of $6,931,034 or 1,155%. The increase was primarily due to two milestone payments of $3,000,000 and $2,000,000, accrued pursuant to the achievement of the milestones as part of our development of ZM-024 under our development and supply agreement with Qorvo Biotechnologies, LLC. Milestone payments of $736,841 accrued and paid in common stock pursuant the achievement of milestones as part of our development of ZM-017 under our license and supply agreement with Celsee, Inc., and expensed $150,000 in additional licensing fees from deposits pursuant to the achievement of milestone activities under our license and supply agreement with Celsee, Inc. During the three months ended March 31, 2018 we expensed $25,000 in licensing fees from deposits pursuant to the achievement of milestone activities under our license and supply agreement with Celsee, Inc. After adjusting for the licensing fees, research and development expenses increased $1,069,193. This increase is a result of a higher level of third-party expenses relating to the development of our product candidate developments and the addition of full-time employees. As a result, period over period, contracted outsourced activities increased $985,324, salaries increased $64,489, and consulting expenses increased $22,670. The increase in contracted outsourced activities was largely due to the significant development activities of ZM-024, as evidenced by the achievement of the two milestones previously discussed. We expect that our research and development expenditures in 2019 will be significantly higher than in 2018, due to work related to verification and validation of ZM-024, ZM-020 and ZM-017, the initiation of pilot and pivotal studies related to our four INADs, as well as additional diagnostic developments and technologies.

General and Administrative

General and administrative expense for the three months ended March 31, 2019 was $3,231,261, compared to $1,160,171 for the three months ended March 31, 2018, an increase of $2,071,090 or 179%. The increase was primarily due to the increase in salaries, bonus and benefits of $2,286,214, which included share-based compensation expense of $2,341,104 as a result of the granting of options to purchase an aggregate of 5,995,000 common shares in January 2019, all of which vested upon the date of grant. After adjusting for the share-based compensation expense, general and administrative expense decreased $270,014. This decrease was due to the reclassification of rent expense to amortization of right-of-use asset of $127,345, a reduction in travel and accommodation for $64,140 and the net decrease in salaries, bonus and benefits of $54,890. We expect that general and administrative expense will increase in 2019 and future periods as we increase our level of activity.

Professional Fees

Professional fees for the three months ended March 31, 2019 were $739,394 compared to $371,947 for the three months ended March 31, 2018, an increase of $367,447 or 99%. The increase was primarily due to increased expenses related to the filing of our S-3 resale registration statement and our S-8 registration statement.

Net Loss

Our net loss for the three months ended March 31, 2019 was $11,676,908, or $0.12 per share, compared with a net loss of $2,171,328, or $0.02 per share, for the three months ended March 31, 2018, an increase of $9,505,580 or 438%. The net loss in each period was attributed to the matters described above. We expect to continue to record net losses in future periods until such time as we have sufficient revenue from our product candidates to offset our operating expenses.

Cash Flows

Three months ended March 31, 2019 compared to three months ended March 31, 2018

The following table shows a summary of our cash flows for the periods set forth below:

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018	Change
	$	$	$	%
Cash flows used in operating activities	(2,581,275)	(1,707,794)	(873,481)	51%
Cash flows from financing activities	3,006,828	1,407,786	1,599,042	114%
Cash flows used in investing activities	(69,087)	(13,219)	(55,868)	423%
Increase (decrease) in cash	356,466	(313,227)	669,693	-214%
Cash and cash equivalents, beginning of year	1,940,265	3,448,147	(1,507,882)	-44%
Cash and cash equivalents, end of year	2,296,731	3,134,920	(838,189)	-27%

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $2,581,275, compared to $1,707,794 for the three months ended March 31, 2018, an increase of $873,481 or 51%. The largest uses of cash resulted primarily from an increase in salaries, bonus and benefits as we had 27 employees at March 31, 2019 compared to 21 employees at March 31, 2018. Other uses of cash include costs associated with regulatory costs, insurance and professional fees, and reporting costs associated with being subject to U.S. securities law reporting obligations.

Net cash used in operating activities for the three months ended March 31, 2018 was $1,707,794, which resulted primarily from our net loss of $2,171,328. The largest uses of cash stemmed from an increase in salaries, bonus and other significant uses of cash include regulatory and insurance expenses related to our listing on the NYSE American, and travel and accommodation expenses related to business development and pre-marketing activity.

Financing Activities

Net cash from financing activities for the three months ended March 31, 2019 was $3,006,828, compared to net cash from financing activities of $1,407,786 for the three months ended March 31, 2018, an increase of $1,599,042 or 114%. Cash from financing activities resulted primarily from the $3,000,000 public offering of our common shares, and proceeds of $600,000 from the exercise of stock options partially offset by stock issuance costs of $593,172.

Net cash from financing activities for the three months ended March 31, 2018 was $1,407,786, which was from the exercise of stock options.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was $69,087, compared to $13,219 for the three months ended March 31, 2018, an increase of $55,868 or 423%. The increase resulted primarily from additional leasehold improvements in Ann Arbor.

Net cash used in investing activities for the three months ended March 31, 2018 was $13,219 which resulted primarily from the completion of build-out of additional office space in Ann Arbor.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in May 2015. As of March 31, 2019, we had an accumulated deficit of $43,950,695. We have funded our working capital requirements primarily through the sale of our common shares and the exercise of stock options.

As at March 31, 2019, the Company had cash of $2,296,731, prepaid expenses and deposits of $1,113,775, and accounts receivable of $77,971. Current assets amounted to $3,488,477 with current liabilities of $7,773,936, resulting in a working capital deficit (defined as current assets minus current liabilities) of $4,285,459.

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

On May 9, 2019, we entered into subscription agreements to sell $12,000,000 of our Series 1 Preferred Shares to an accredited investor in a private placement at a purchase price of $1,000,000 per Series 1 Preferred Share; $5,000,000 of the purchase price was paid on May 9, 2019 and the remaining $7,000,000 is expected to be paid on or prior to June 7, 2019.

We also entered into an at-the-market equity offering sales agreement with Cantor Fitzgerald & Co., effective as of December 20, 2018, under which Zomedica may sell pursuant to the universal shelf registration statement common shares in the United States only, from time to time, for up to $50.0 million and was amended on March 25, 2019 to $10.0 million in aggregate sales proceeds in "at the market" transactions.

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

Recently Adopted Accounting Pronouncements

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

A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company adopted the new standard with an initial application date of January 1, 2019 and used the effective date as its date of initial application. Consequently, financial information were not updated, and the disclosures required under the new standard were not provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company has not elected the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2019.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

RISK FACTORS

Risks Related to Our Business

We have a limited operating history, are not profitable and may never become profitable.

We have not generated any revenue to date, and we expect to continue to incur significant research and development costs and other expenses. Our net loss and comprehensive loss for the three months ended March 31, 2019 and March 31, 2018 was $11,676,908 and $2,171,328, respectively, and for the years ended December 31, 2018 and December 31, 2017 was $16,647,687 and $8,065,075, respectively. Our accumulated deficit as of March 31, 2019 was $43,950,695. As of March 31, 2019, we had total shareholders' deficit of $1,879,872. We expect to continue to incur losses for the foreseeable future, which will increase significantly from historical levels as we expand our product development activities (including conducting required clinical studies and trials), seek necessary approvals for our product candidates, and begin commercialization activities. Even if we succeed in developing and broadly commercializing one or more of our product candidates, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or cease operations.

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

In March of 2019, we completed an underwritten public offering of our common shares for $3,000,000 however, we will need to obtain additional capital to fund the development of our business.

Risks Related to Our Securities

We will be obligated to pay a significant portion of our net sales to the holders of our Series 1 Preferred Shares. This payment obligation will materially and adversely affect our liquidity and capital resources, may adversely impact our ability to raise additional capital, and could adversely affect the trading price of our common shares.

We are obligated to make annual payments to the holders of our Series 1 Preferred Shares in an amount equal to nine percent of the net sales (as defined in the Series 1 Preferred Shares), if any, of our company and our affiliates (the “Net Sales Payments”) until such time as the holders have received total Net Sales Payments equal to nine times the aggregate stated value of the outstanding Series 1 Preferred Shares. Such payments will materially and adversely affect our liquidity and capital resources which could result in a shortage of capital necessary to fund our operations or to take advantage of business opportunities as they arise. Our obligation to make these payments may make it more difficult for us to raise additional capital on terms acceptable to us, or at all. This payment obligation also may adversely affect investor perceptions of our company which could adversely affect the trading price of our common shares.

In the event of a sale of our company, holders of our Series 1 Preferred Shares will be entitled to a substantial premium on the purchase price they paid for their Series 1 Preferred Shares, which will reduce the sale proceeds to be received by holders of our common shares.

In the event that our company is the subject of a “fundamental transaction” (defined in the Series 1 Preferred Shares to include an amalgamation, merger or other business combination transaction involving our company in which our shareholders do not have the right to cast more than 50% of the votes that may be cast for the election of directors, or a sale, lease or other disposition of the properties and/or assets of our company as an entirety or substantially as an entirety to a third party) the holders of the Series 1 Preferred Shares will have the right, in preference to the holders of our common shares, to receive a portion of the aggregate consideration paid in the fundamental transaction that will represent a substantial premium on the purchase price they paid for their Series 1 Preferred Shares. Such premium will reduce the proceeds of any such fundamental transaction that would be received by holders of our common shares.

In the event of the liquidation, dissolution or winding up of our company, holders of the Series 1 Preferred Shares will have a liquidation preference over holders of our common shares and if the net assets of our company available for distribution to holders of our equity securities is not sufficient to pay this liquidation preference in full, holders of our common shares would receive no liquidating distribution in respect of their common shares.

In the event of the liquidation, dissolution or winding up of our company, holders of the Series 1 Preferred Shares will have a liquidation preference equal to the stated value of the Series 1 Preferred Shares less the Net Sales Payments paid on the Series 1 Preferred Shares before holders of our common shares would be entitled to any proceeds of such liquidation, dissolution or winding up. If the net assets of our company available for distribution to holders of our equity securities is not sufficient to pay this liquidation preference in full, holders of our common shares would receive no liquidating distribution in respect of their common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously announced, on May 9, 2019, we commenced a private placement offering to an accredited investor in the United States (the “Offering”) of our Series 1 Preferred Shares, without par value (the “Series 1 Preferred Shares”). On May 9, 2019 we entered into subscription agreements (the “Subscription Agreements”) to sell $12,000,000 of our Series 1 Preferred Shares to an accredited investor in a private placement at a purchase price of $1,000,000 per Series 1 Preferred Share; $5,000,000 of the purchase price was paid on May 9, 2019 and the remaining $7,000,000 is expected to be paid on or prior to June 7, 2019. The Subscription Agreements contain certain customary representations, warranties and agreements, but the obligations of the investor’s party thereto are not subject to any financing condition. Pursuant to the terms of the Offering, we may conduct one or more additional closings of the Offering at any time on or prior to June 7, 2019 for total aggregate proceeds of up to $20,000,000.

In connection with the Offering, on May 9, 2019, we filed Articles of Amendment (the “Articles of Amendment”) to our Articles of Incorporation with the Corporate Registrar of the Province of Alberta (being our governing corporate jurisdiction) to designate the preferences, rights and limitations of the Series 1 Preferred Shares. Pursuant to the Articles of Amendment, we designated 20 shares of our previously undesignated preferred stock as Series 1 Preferred Shares. Each Series 1 Preferred Share has a stated value of $1,000,000. The Series 1 Preferred Shares do not have voting rights except to the extent required by applicable law and are not convertible into the Company’s common shares. Holders of the Series 1 Preferred Shares will not be entitled to dividends but, in lieu thereof, will receive Net Sales Payments until such time as the holders have received total Net Sales Payments equal to 9 times the aggregate stated value of the outstanding Series 1 Preferred Shares. We will have the right to redeem the outstanding Series 1 Preferred Shares at any time at a redemption price equal to 9 times the aggregate stated value of the Series 1 Preferred Shares outstanding less the aggregate amount of the Net Sales Payments paid (the “Redemption Amount”).

Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series 1 Preferred Shares will be entitled to a liquidation preference equal to the stated value of the Series 1 Preferred Shares less the Net Sales Payments paid on the Series 1 Preferred Shares

In the event of a fundamental transaction (defined in the Series 1 Preferred Shares to include an amalgamation, merger or other business combination transaction involving our company in which our shareholders do not have the right to cast more than 50% of the votes that may be cast for the election of directors, or a sale, lease or other disposition of the properties and/or assets of our company as an entirety or substantially as an entirety to a third party), the holders of the Series 1 Preferred Shares will be entitled to receive consideration for their Series 1 Preferred Shares equal to a multiple of the stated value of the Series 1 Preferred Shares ranging from 5.0 to 9.0 depending on the timing of the fundamental transaction, subject to a cap equal to the Redemption Amount.

The descriptions of the Series 1 Preferred Shares and the Subscription Agreements are summaries only, are not intended to be complete, and are qualified in their entirety by reference to the Articles of Amendment and the Form of Subscription Agreement, each of which is filed as an exhibit to this Quarterly Report on Form 10-Q.

The Series 1 Preferred Shares being sold in the Offering have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and are being sold pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder. Such securities are therefore restricted in accordance with Rule 144 under the Securities Act.

This Quarterly Report on Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy any security. The securities described herein have not been registered under the Securities Act or applicable state securities laws and may not be offered or sold in the United States or any state thereof absent registration under the Securities Act and applicable state securities laws or an applicable exemption from registration requirements.

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

Zomedica Pharmaceuticals Corp.

By:	/s/ Gerald Solensky, Jr.
Name:	Gerald Solensky Jr.
Title:	Chief Executive Officer

By:	/s/ Shameze Rampertab
Name:	Shameze Rampertab
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))

3.2	Amended and Restated By-Law No. 1 of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))

3.3	Certificate of Amendment and Registration of Restated Articles of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))

3.4	Certificate of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))

3.5	Articles of Amendment to the Articles of Incorporation of Zomedica Pharmaceuticals Corp.

10.29	Form of Preferred Share Subscription Agreement for May 2019 Offering

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

