Form 10-Q
period 2019-06-30
Zomedica Pharmaceuticals Corp.
filed 2019-08-08
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to _________.

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging growth company	[X]

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

As of August 8, 2019, 108,038,398 shares of the registrant’s common shares, without par value, were issued and outstanding.

Zomedica Pharmaceuticals Corporation

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated financial statements

For the three and six months ended June 30, 2019 and 2018

(Expressed in United States Dollars, except as otherwise noted)

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated balance sheet

As at June 30, 2019 and December 31, 2018

(Stated in United States dollars)

		June 30,	December 31,
	Note	2019	2018

Assets

Current assets:
Cash and cash equivalents		$5,822,148	$1,940,265
Prepaid expenses and deposits	5	1,389,176	1,867,034
Trade and other receivable		95,550	53,659
		7,306,874	3,860,958

Prepaid expenses and deposits	5	7,300	1,442,415
Property and equipment	6	794,364	717,088
Right-of-use asset	8	1,358,348	-
Intangible assets	7	12,521	13,058
		$9,479,407	$6,033,519

Liabilities and shareholders' equity

Current liabilities:
Accounts payable and accrued liabilities		$1,796,803	$2,376,519
		1,796,803	2,376,519

Shareholders' equity:
Capital stock
Series 1 preferred shares, without par value;
20 shares authorized (2018 - nil)
Issued and outstanding
12 series 1 preferred shares (2018 - nil)	10	11,962,811	-
Unlimited common shares without par value;
Issued and outstanding
108,038,398 common shares (2018 - 97,598,898)	11	38,647,822	30,410,648
Common stock subscribed		-	4,280,000
Additional paid-in capital	12	3,427,095	1,240,139
Accumulated deficit		(46,355,124)	(32,273,787)
		7,682,604	3,657,000

		$9,479,407	$6,033,519

Nature of operations and going concern (Note 1)

Commitments and contingencies (Note 13)

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated statements of operations and comprehensive loss

For the three and six months ended June 30, 2019 and 2018

(Stated in United States dollars)

		Three months ended June 30,		Six months ended June 30,
	Note	2019	2018	2019	2018

Expenses:
Research and development	16	$1,061,507	$2,534,620	$8,592,882	$3,134,961
General and administrative	16	921,446	1,248,490	4,152,709	2,408,662
Professional fees	16	211,520	336,455	950,914	708,402
Amortization - right-of-use asset	8	127,345	-	254,690	-
Amortization - intangible asset	7	270	693	537	1,379
Depreciation	6	68,925	27,459	130,979	64,158
Loss from operations		2,391,013	4,147,717	14,082,711	6,317,562
Loss on fixed assets		1,308	-	1,308	-
Interest expense		12,164	-	18,338	-
Gain on settlement of liabilities	11	-	-	(19,737)	-
Foreign exchange gain		(58)	(3,319)	(1,283)	(1,835)
Loss before income taxes		2,404,427	4,144,398	14,081,337	6,315,727
Income tax expense		-	-	-	-
Net loss and comprehensive loss		$2,404,427	$4,144,398	$14,081,337	$6,315,727

Weighted average number of common shares - basic and diluted		108,038,398	92,527,470	104,528,705	91,527,862

Loss per share - basic and diluted		$(0.02)	$(0.04)	$(0.13)	$(0.07)

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated statements of shareholders’ equity

For the three and six months ended June 30, 2019 and 2018

(Stated in United States dollars)

		Series 1 preferred stock		Common stock
	Note	Shares	Amount	Shares	Amount	Common stock subscribed	Additional paid-in capital	Accumulated deficit	Total

Balance at December 31, 2017		-	$-	90,225,869	$18,244,659	$-	$1,768,526	$(15,626,100)	$4,387,085
Stock issuance for services		-	-	641,717	1,238,513	-	-	-	1,238,513
Stock issuance for financing, net of cost		-	-	1,861,627	3,978,690	-	-	-	3,978,690
Stock-based compensation	12	-	-	-	-	-	7,288	-	7,288
Stock issued due to exercise of options	11,12	-	-	1,781,996	1,796,262	-	(357,954)	-	1,438,308
Net loss		-	-	-	-	-	-	(6,315,727)	(6,315,727)
Balance at June 30, 2018		-	$-	94,511,209	$25,258,124	$-	$1,417,860	$(21,941,827)	$4,734,157

Balance at December 31, 2018		-	$-	97,598,898	$30,410,648	$4,280,000	$1,240,139	$(32,273,787)	$3,657,000
Stock issuance for services	11	-	-	707,236	792,104	-	-	-	792,104
Stock-based compensation	12	-	-	-	-	-	2,341,104	-	2,341,104
Stock issuance for financing, net of cost	10,11	12	11,962,811	9,337,529	6,690,922	(4,280,000)	-	-	14,373,733
Stock issued due to exercise of options	11,12	-	-	394,735	754,148	-	(154,148)	-	600,000
Net loss		-	-	-	-	-	-	(14,081,337)	(14,081,337)
Balance at June 30, 2019		12	$11,962,811	108,038,398	$38,647,822	$-	$3,427,095	$(46,355,124)	$7,682,604

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated statements of cash flows

For the three and six months ended June 30, 2019 and 2018

(Stated in United States dollars)

		Three months ended June 30,		Six months ended June 30,
	Note	2019	2018	2019	2018

Cash flows used in operating activities:
Net loss for the period		$(2,404,427)	$(4,144,398)	$(14,081,337)	$(6,315,727)
Adjustments for
Depreciation	6	68,925	27,459	130,979	64,158
Amortization - intangible assets	7	270	693	537	1,379
Amortization - right-of-use-asset	8	127,345	-	254,690	-
Loss on fixed assets	6	1,308	-	1,308	-
Stock issued for services	11	-	1,238,513	792,104	1,238,513
Stock-based compensation		-	1,597	2,341,104	7,288
Change in non-cash operating working capital
Trade and other receivable		(17,578)	19,754	(41,891)	(21,355)
Prepaid expenses		92,418	(241,270)	263,010	(247,764)
Deposits		(327,138)	(60,320)	(98,075)	(29,846)
Accounts payable and accrued liabilities		(5,977,134)	417,477	(579,716)	855,065
		(8,436,011)	(2,740,495)	(11,017,287)	(4,448,289)

Cash flows from financing activities:
Cash proceeds from financing of preferred shares	10	12,000,000	-	12,000,000	-
Cash proceeds from financing of common shares	11	-	4,002,496	3,000,000	4,002,496
Cash received from stock option exercises	12	-	30,522	600,000	1,438,308
Cash paid on stock issuance costs	10,11	(33,095)	(23,806)	(626,267)	(23,806)
		11,966,905	4,009,212	14,973,733	5,416,998

Cash flows used in investing activities:
Investment in property and equipment	6	(5,477)	(124,474)	(74,563)	(137,693)
		(5,477)	(124,474)	(74,563)	(137,693)

Increase in cash and cash equivalents		3,525,417	1,144,243	3,881,883	831,016

Cash and cash equivalents, beginning of period		2,296,731	3,134,920	1,940,265	3,448,147

Cash and cash equivalents, end of period		$5,822,148	$4,279,163	$5,822,148	$4,279,163

Supplemental cash flow information:

Interest paid		$12,164	-	$18,338	-

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Notes to the condensed unaudited interim consolidated financial statements

For the three and six months ended June 30, 2019 and 2018

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

Going concern

The consolidated financial statements are prepared on a going concern basis, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months. The Company has incurred losses from operations since inception and has an accumulated deficit of $46,355,124 as at June 30, 2019 (December 31, 2018 - $32,273,787). The Company has funded its research and development (“R&D”) activities principally through the issuance of securities and loans from related parties. There is no certainty that such funding will be available going forward. These conditions raise substantial doubt about its ability to continue as a going concern and realize its assets and pay its liabilities as they become due.

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

For the three and six months ended June 30, 2019 and 2018

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

For the three and six months ended June 30, 2019 and 2018

(Stated in United States dollars)

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

The dilutive effect of stock options is determined using the treasury stock method. Stock options to purchase common shares of the Company during the period were not included in the computation of diluted EPS because the Company has incurred a loss for the three and six months ended June 30, 2019 as the effect would be anti-dilutive.

Zomedica Pharmaceuticals Corp.

Notes to the condensed unaudited interim consolidated financial statements

For the three and six months ended June 30, 2019 and 2018

(Stated in United States dollars)

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

For the three and six months ended June 30, 2019 and 2018

(Stated in United States dollars)

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

Useful lives of property and equipment

The Company reviews the estimated useful lives of property and equipment with definite useful lives at the end of each year and assesses whether the useful lives of certain items should be shortened or extended, due to various factors including technology, competition and revised service offerings. During the three and six months ended June 30, 2019, the Company was not required to adjust the useful lives of any assets based on the factors described above. Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable.

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

Zomedica Pharmaceuticals Corp.

Notes to the condensed unaudited interim consolidated financial statements

For the three and six months ended June 30, 2019 and 2018

(Stated in United States dollars)

5.	Prepaid expenses and deposits

	June 30,	December 31,
	2019	2018
Prepaid rent (i)	$-	$1,613,038
Deposits (ii)	1,224,180	1,596,104
Prepaid FDA fees	62,995	-
Prepaid marketing (iii)	41,218	37,465
Prepaid insurance (iii)	780	33,372
Other (iv)	67,303	29,470
Total	$1,396,476	$3,309,449

(i)	On July 31, 2018, the Company entered into an amended lease agreement with Wickfield Phoenix LLC for an additional 18,640 square feet of office space. The Company prepaid the full outstanding balance of $1,269,073. As of January 1, 2019 the balance of the prepaid rent, inclusive of the original and amended lease amounts was $1,613,038. In accordance with ASC 842, this amount was reclassified as a right-of-use asset in the consolidated balance sheet. As of December 31, 2018, the Company classified $509,380 as a current asset in the consolidated balance sheet;

(ii)	Deposits include payments made to vendors in advance and are primarily associated with research activity, design fees for additional office space, and equipment purchases. As of June 30, 2019 and December 31, 2018, the Company classified $1,389,176 and $1,867,034 as a current asset in the consolidated balance sheet, respectively;

(iii)	As of June 30, 2019 and December 31, 2018, all amounts were classified as a current asset in the consolidated balance sheet;

(iv)	Other is comprised of subscription payments and software licensing. As of June 30, 2019 and December 31, 2018, the Company classified all amounts as a current asset in the consolidated balance sheet.

Zomedica Pharmaceuticals Corp.

Notes to the condensed unaudited interim consolidated financial statements

For the three and six months ended June 30, 2019 and 2018

(Stated in United States dollars)

6.	Property and equipment

	Computer equipment	Furniture and equipment	Laboratory equipment	Leasehold improvements	Total
Cost
Balance at December 31, 2017	$151,155	$76,058	$245,729	$36,957	$509,899
Additions	18,847	105,821	246,375	256,954	627,997
Disposals	-	-	(139,467)	(10,936)	(150,403)
Balance at December 31, 2018	170,002	181,879	352,637	282,975	987,493
Additions	137,126	3,414	3,350	65,673	209,563
Disposals	(2,210)	-	-	-	(2,210)
Balance at June 30, 2019	304,918	185,293	355,987	348,648	1,194,846

Accumulated depreciation
Balance at December 31, 2017	42,802	11,845	74,875	9,220	138,742
Depreciation	62,116	17,740	86,368	37,460	203,684
Disposals	-	-	(61,547)	(10,474)	(72,021)
Balance at December 31, 2018	104,918	29,585	99,696	36,206	270,405
Depreciation	38,683	13,153	33,785	45,358	130,979
Disposals	(902)	-	-	-	(902)
Balance at June 30, 2019	142,699	42,738	133,481	81,564	400,482

Net book value as at:
December 31, 2018	$65,084	$152,294	$252,941	$246,769	$717,088
June 30, 2019	$162,219	$142,555	$222,506	$267,084	$794,364

In February 2019 the Company reclassified $135,000 out of prepaid assets into property and equipment.

7.	Intangible assets

	Computer software	Trademarks	Total intangible assets
Cost
Balance at December 31, 2017	$5,143	$16,236	$21,379
Additions	-	-	-
Balance at December 31, 2018	5,143	16,236	21,379
Additions	-	-	-
Balance at June 30, 2019	5,143	16,236	21,379

Accumulated amortization
Balance at December 31, 2017	4,143	2,095	6,238
Amortization	1,000	1,083	2,083
Balance at December 31, 2018	5,143	3,178	8,321
Amortization	-	537	537
Balance at June 30, 2019	5,143	3,715	8,858

Net book value as at:
December 31, 2018	$-	$13,058	$13,058
June 30, 2019	$-	$12,521	$12,521

Zomedica Pharmaceuticals Corp.

Notes to the condensed unaudited interim consolidated financial statements

For the three and six months ended June 30, 2019 and 2018

(Stated in United States dollars)

8.	Leases

As discussed in Note 3, the Company adopted ASC 842 with an initial application date of January 1, 2019. The Company is party to two lease agreements under which it rents office and laboratory space. The rent for both of these leases was prepaid upon inception and therefore at adoption the Company reclassified its prepaid lease balances of $1,613,038 to a right-of-use asset.

The Company amortizes the asset on a straight-line basis and records the expense in the consolidated statement of operations and comprehensive loss. During the three and six months ended June 30, 2019, the Company recognized $127,345 and $254,690 (2018 – nil) in amortization expense in the consolidated statements of operations and comprehensive loss.

9.	Loan arrangements

On October 17, 2017, the Company entered into a loan arrangement with a shareholder of the Company, pursuant to which such shareholder has agreed to provide a loan facility to the Company, whereby the Company may borrow up to $5,000,000, with the proceeds to be used for working capital and general corporate purposes. The term of the loan facility is five (5) years, with principal and interest payments being due only at the time of maturity. Under the loan agreement, the Company may borrow in one or more advances, provided however that a minimum amount of $250,000 must be borrowed at any one time and not more than two advances may occur per month. Interest shall accrue at a rate of fourteen percent (14%) per annum, payable upon maturity. As of June 30, 2019, no amounts have been borrowed.

10.	Preferred stock

The Company is authorized to issue 20 shares of our Series 1 Preferred Shares, all without par value, and each having a stated value of $1,000,000. The Series 1 Preferred Shares do not have voting rights except to the extent required by applicable law and are not convertible into the Company’s common shares. Holders of the Series 1 Preferred Shares will not be entitled to dividends but, in lieu thereof, will receive Net Sales Payments (“Net Sales Payments” is defined as annual payments equal to 9 percent of sales) until such time as the holders have received total Net Sales Payments equal to 9 times the aggregate stated value of the outstanding Series 1 Preferred Shares. The Company will have the right to redeem the outstanding Series 1 Preferred Shares at any time at a redemption price equal to 9 times the aggregate stated value of the Series 1 Preferred Shares outstanding less the aggregate amount of the Net Sales Payments paid (the “Redemption Amount”).

Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series 1 Preferred Shares will be entitled to a liquidation preference equal to the stated value of the Series 1 Preferred Shares less the Net Sales Payments paid on the Series 1 Preferred Shares..

In the event of a fundamental transaction (defined to include an amalgamation, merger or other business combination transaction involving our company in which our shareholders do not have the right to cast more than 50% of the votes that may be cast for the election of directors, or a sale, lease or other disposition of the properties and/or assets of our company as an entirety or substantially as an entirety to a third party), the holders of the Series 1 Preferred Shares will be entitled to receive consideration for their Series 1 Preferred Shares equal to a multiple of the stated value of the Series 1 Preferred Shares ranging from 5.0 to 9.0 depending on the timing of the fundamental transaction, subject to a cap equal to the redemption amount. The Company has assessed the likelihood of any Net Sales Payments to the Series 1 Preferred shareholders to be remote.

Zomedica Pharmaceuticals Corp.

Notes to the condensed unaudited interim consolidated financial statements

For the three and six months ended June 30, 2019 and 2018

(Stated in United States dollars)

10.	Preferred stock (continued)

Issued and outstanding preferred stock:

	Number of
	preferred	Preferred
	stock	stock amount
Balance at December 31, 2018	-	$-
Stock issued from financing (i)	12	11,962,811
Balance at June 30, 2019	12	$11,962,811

(i)	On May 9, 2019, the Company entered into subscription agreements to sell $12,000,000 of its Series 1 Preferred Shares to an accredited investor in a private placement at a purchase price of $1,000,000 per Series 1 Preferred Share; $5,000,000 of the purchase price was paid on May 9, 2019 and the remaining $7,000,000 was paid on June 7, 2019. The Company recorded $37,189 of share issuance costs as an offset to preferred stock.

11.	Common stock

The Company is authorized to issue an unlimited number of common shares, all without par value.

Issued and outstanding common stock:

	Number of
	common	Common
	stock	stock amount
Balance at December 31, 2017	90,225,869	$18,244,659
Stock issuance for services	641,717	1,238,513
Stock issued due to exercise of options	1,781,996	1,796,262
Stock issuance for financing, net of costs	1,861,627	3,978,690
Balance at June 30, 2018	94,511,209	$25,258,124

Balance at December 31, 2018	97,598,898	$30,410,648
Stock issued for services (i and ii)	707,236	792,104
Stock issued from financing (iii and iv)	9,337,529	6,690,922
Stock issued due to exercise of options	394,735	754,148
Balance at June 30, 2019	108,038,398	$38,647,822

(i)	On January 14, 2019, the Company settled $75,000 of amounts due to a vendor by issuing 49,342 common shares valued at $55,263 at the date of issuance. The Company recorded a $19,737 gain on the settlement of liabilities;

(ii)	On January 14, 2019, the Company issued 657,894 common shares in satisfaction of $1,000,000 of all remaining milestones under a License and Supply Agreement with a third party. The Company recognized $736,841 as research and development expense, based on the value of the common stock on the date of issuance;

(iii)	On January 14, 2019, the Company completed a non-brokered private placement, and issued 2,815,789 common shares. Gross proceeds of $4,280,000 were received prior to December 31, 2018.The Company recorded $465 of share issuance costs as an offset to common stock;

(iv)	On March 28, 2019, the Company completed an underwritten public offering of its common stock pursuant to which the Company sold an aggregate 6,521,740 common shares for gross proceeds of $3,000,000. The Company recorded $592,707 of share issuance costs as an offset to common stock in the three month period ended March 31, 2019. A decrease of $4,094 in share issuance costs was recorded as an offset to common stock in the three month period ended June 30, 2019.

Zomedica Pharmaceuticals Corp.

Notes to the condensed unaudited interim consolidated financial statements

For the three and six months ended June 30, 2019 and 2018

(Stated in United States dollars)

12.	Stock-based compensation

During the three months ended June 30, 2019, nil options were exercised. During the three months ended June 30, 2018, 154,000 options were exercised. During the six months ended June 30, 2019, 394,735 options were exercised. During the six months ended June 30, 2018, 1,781,996 options were exercised. During the three months ended June 30, 2019, the Company issued nil stock options. During the six months ended June 30, 2019, the Company issued 5,995,000 stock options, each option entitling the holder to purchase one common share of the Company. During the three and six months ended June 30, 2018, the Company issued nil options.

The continuity of stock options are as follows:

	Number of options	Weighted avg exercise price (US$)(i)
Balance at December 31, 2018	422,004	$1.95
Stock options granted January 10, 2019	5,995,000	1.52
Stock options expired February 24, 2019	(35,000)	1.12
Stock options exercised March 8, 2019	(164,473)	1.52
Stock options exercised March 15, 2019	(164,473)	1.52
Stock options exercised March 29, 2019	(65,789)	1.52
Stock options expired May 23, 2019	(10,000)	1.52
Stock options expired June 16, 2019	(40,000)	1.52
Balance at June 30, 2019	5,937,269	$1.56

(i)  As of the year ended December 31, 2018, the weighted average exercised price in CDN$ was $2.65.

As at June 30, 2019, details of the issued and outstanding stock options were as follows:

Grant date	Exercise price (US$)	Number of options issued and outstanding	Number of vested options outstanding	Weighted avg remaining life (years)
August 14, 2017	$2.16	387,004	387,004	0.12
January 10, 2019	$1.52	5,550,265	5,550,265	1.53

The fair value of options granted during the three and six months ended June 30, 2019 was estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions:

January 10, 2019
Volatility	68%
Risk-free interest rate	2.56%
Expected life	2 years
Dividend yield	0%
Common share price	$1.23
Strike price	$1.52
Forfeiture rate	nil

Zomedica Pharmaceuticals Corp.

Notes to the condensed unaudited interim consolidated financial statements

For the three and six months ended June 30, 2019 and 2018

(Stated in United States dollars)

12.	Stock-based compensation (continued)

The Company recorded nil of stock-based compensation for the three months ended June 30, 2019 (three months ended June 30, 2018 - $1,597). The Company recorded $2,341,104 of stock-based compensation for the six months ended June 30, 2019 (six months ended June 30, 2018 - $7,288). The Company recorded nil in cash receipts due to the exercise of options during the three months ended June 30, 2019. The Company recorded the cash receipt of $600,000 and reclassified $154,148 of stock-based compensation to common stock due to the exercise of options during the six months ended June 30, 2019. The Company recorded the cash receipt of $30,522 and reclassified $6,517 of stock-based compensation to common stock due to the exercise of 154,000 options during the three months ended June 30, 2018. The Company recorded the cash receipt of $1,438,308 and reclassified $357,954 of stock-based compensation to common stock due to the exercise of 1,781,996 options during the six months ended June 30, 2018.

The Company has estimated its stock option forfeitures to be nil for the three and six months ended June 30, 2019 (three and six months ended June 30, 2018 - nil).

13.	Commitments and contingencies

On October 1, 2018, the Company entered into a one-year rental agreement. The Company elected not to disclose this lease in accordance with ASC 842 as it is a one-year term. Total future annual lease payments for the premises are as follows:

2019	$5,940
Total	$5,940

On November 26, 2018, the Company entered into a Development and Supply Agreement and as part of this agreement, the Company has contingent future outflows as follows:

•	1st payment: At the later of the achievement of a future milestone event or September 12, 2019, can decide to receive payment as follows:

	°	$3,000,000 in cash or

	°	$1,500,000 in cash and $1.95 million in equity

•	2nd payment: At the later of the achievement of a future milestone or February 19, 2020 - $2,000,000 in cash.

As at June 30, 2019, neither of the future development milestones related to the above agreement have been met.

On May 10, 2018, the Company entered into a Development, Commercialization and Exclusive Distribution Agreement. As part of the agreement, the Company is required to make the following future milestone payments:

•	1st payment: $3,500,000 in cash payment upon the achievement of future development milestones

•	2nd payment: $3,500,000 in equity based on the number of the Company’s common stock determined by dividing the amount due by the volume-weighted average price of the Company’s common stock on the NYSE American exchange over the 10 trading days prior to the achievement of the milestone event.

As at June 30, 2019, neither of the future development milestones related to the above agreement have been met.

Zomedica Pharmaceuticals Corp.

Notes to the condensed unaudited interim consolidated financial statements

For the three and six months ended June 30, 2019 and 2018

(Stated in United States dollars)

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

For the three and six months ended June 30, 2019 and 2018

(Stated in United States dollars)

14.	Financial instruments (continued)

(d)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. In meeting its liquidity requirements, the Company closely monitors its forecasted cash requirements with expected cash drawdown.

The following are the contractual maturities of the undiscounted cash flows of financial liabilities as at June 30, 2019 and December 31, 2018:

					June 30, 2019
	Less than	3 to 6	6 to 9	9 months	Greater than
	3 months	months	months	1 year	1 year	Total
	$	$	$	$	$	$
Third parties
Accounts payable and accrued liabilities	1,796,803	-	-	-	-	1,796,803
	1,796,803	-	-	-	-	1,796,803

					December 31, 2018
	Less than	3 to 6	6 to 9	9 months	Greater than
	3 months	months	months	1 year	1 year	Total
	$	$	$	$	$	$
Third parties
Accounts payable and accrued liabilities	2,376,519	-	-	-	-	2,376,519
	2,376,519	-	-	-	-	2,376,519

15.	Segmented information

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

	June 30,	December 31,
	2019	2018
	$	$
Total assets
Canada	711,142	383,567
US	8,768,265	5,649,952

Total US property and equipment	794,364	717,088
Tota US right-of-use asset	1,358,348	-
	2,152,712	717,088

Zomedica Pharmaceuticals Corp.

Notes to the condensed unaudited interim consolidated financial statements

For the three and six months ended June 30, 2019 and 2018

(Stated in United States dollars)

16.	Schedule of expenses

	For the three months ended June 30,			For the three months ended June 30,
	2019			2018
	Research and	Professional	General and	Research and	Professional	General and
	Development	Fees	Administrative	Development	Fees	Administrative

Salaries, bonus and benefits	$232,929	$-	$643,519	$174,067	$-	$859,268
Contracted expenditures	557,719	-	-	438,689	-	-
Marketing and investor relations	-	-	78,905	-	-	41,962
Travel and accommodation	2,727	-	62,473	3,547	-	70,463
Insurance	26,994	-	49,887	28,284	-	77,282
License fees	50,000	-	-	1,738,513	-	-
Office	13,169	-	50,342	3,129	-	61,460
Consultants	89,094	211,520	-	52,073	336,455	-
Regulatory	42,647	-	26,066	19,388	-	90,142
Rent	-	-	5,940	7,825	-	43,019
Supplies	46,228	-	4,314	69,105	-	4,894
Total	$1,061,507	$211,520	$921,446	$2,534,620	$336,455	$1,248,490

	For the six months ended June 30,			For the six months ended June 30,
	2019			2018
	Research and	Professional	General and	Research and	Professional	General and
	Development	Fees	Administrative	Development	Fees	Administrative

Salaries, bonus and benefits	$449,791	$-	$3,573,022	$326,440	$-	$1,502,556
Contracted expenditures	1,812,566	-	-	708,212	-	-
Marketing and investor relations	-	-	131,415	-	-	123,155
Travel and accommodation	12,776	-	119,737	5,336	-	191,868
Insurance	56,905	-	113,338	44,244	-	157,743
License fees	5,936,841	-	-	1,738,513	-	-
Office	19,597	-	136,489	34,646	-	138,406
Consultants	148,880	950,914	-	89,189	708,402	-
Regulatory	63,645	-	50,170	38,175	-	193,700
Rent	-	-	11,880	15,652	-	86,038
Supplies	91,881	-	16,658	134,554	-	15,196
Total	$8,592,882	$950,914	$4,152,709	$3,134,961	$708,402	$2,408,662

17.	Capital risk management

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

Zomedica Pharmaceuticals Corp.

Notes to the condensed unaudited interim consolidated financial statements

For the three and six months ended June 30, 2019 and 2018

(Stated in United States dollars)

18.	Loss per share

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Numerator
Net loss for the period	$2,404,427	$4,144,398	$14,081,337	$6,315,727
Denominator
Weighted average shares - basic	108,038,398	92,527,470	104,528,705	91,527,862
Stock options	-	-	-	-
Denominator for diluted loss per share	108,038,398	92,527,470	104,528,705	91,527,862

Loss per share - basic and diluted	$(0.02)	$(0.04)	$(0.13)	$(0.07)

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

19.	Related party transactions and key management compensation

Key management personnel are comprised of the Company’s directors and executive officers. In addition to their salaries, key management personnel also receive share-based compensation. Key management personnel compensation is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Salaries and benefits, including bonuses	$375,177	$381,046	$635,898	$721,665
Stock-based compensation	-	-	1,644,325	-
Total	$375,177	$381,046	$2,280,223	$721,665

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	the success, cost and timing of our research and development activities, validation studies and pivotal trials, including with respect to our lead product candidates, TRUFORMA™ (formerly ZM-024), ZM-017, ZM-022, ZM-020, ZM-007, ZM-012 ZM-006, and ZM-011;

•	our ability to obtain regulatory approval from the Food and Drug Administration’s Center for Veterinary Medicine (FDA-CVM) and/or the USDA Center for Veterinary Biologics (USDA-CVB) for our pharmaceutical and diagnostic product candidates, as applicable;

•	our ability to obtain funding for our operations;

•	our obligation to pay a portion of our “net sales” to holders of our Series 1 Preferred Shares;

•	our ability to raise additional capital, in light of the significant obligations under our Series 1 Preferred Shares;

•	the ability of our contract research organizations to appropriately conduct our safety studies and certain development activities;

•	the ability of our contract manufacturing organizations to manufacture and supply our product candidates in accordance with current Good Manufacturing Practices and our clinical needs;

•	the ability of our contract manufacturing organizations to manufacture and supply our product candidates in accordance with current Good Manufacturing Practices and our clinical needs;

•	our plans to develop and commercialize our product candidates;

•	our ability to develop and commercialize product candidates that can compete effectively against the product candidates developed and commercialized by our competitors or that can meet the current standards of care (including human generic drugs);

•	the size and growth of the veterinary diagnostics and therapeutics markets;

•	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

•	regulatory developments in the United States;

•	the loss of key scientific or management personnel;

•	our expectations regarding the period during which we will be an “emerging growth company” under the JOBS Act;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and

•	our status as a “passive foreign investment company” for U.S. federal income tax purposes.

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

We are a development-stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred net losses of $2,404,427 and $4,144,398 for the three months ended June 30, 2019 and June 30, 2018, respectively, and $14,081,337 and $6,135,727 for the six months ended June 30, 2019 and June 30, 2018, respectively. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations. As of June 30, 2019, we had an accumulated deficit of $46,355,124 and cash and cash equivalents of $5,822,148.

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

We have a point-of-care biosensor platform, TRUFORMA™ that we are developing for diagnosis and treatment management of disorders such as thyroid and adrenal disorders, a non-invasive diagnostic assay or blood test, that we are developing as an aid for veterinarians in diagnosing cancer in canines, and a diagnostic instrument and related assays, for the detection of pathogens in urine and fecal samples at the point-of-care.

We have four drug product candidates in development. Our lead drug product candidate is ZM-007, an oral suspension formulation of metronidazole targeting the treatment of acute diarrhea in small dog breeds and puppies under nine pounds or four kilograms. Our second drug product candidate is ZM-012, a novel tablet formulation of metronidazole, most commonly known as Flagyl™, its human pharmaceutical brand name, and a complementary formulation to ZM-007, targeting the treatment of acute diarrhea in larger dogs. Our third drug product candidate is ZM-006, a transdermal gel formulation of methimazole, most commonly known as Tapazole™, its human pharmaceutical brand name, and Felimazole™, its feline pharmaceutical brand name, targeting hyperthyroidism in cats. Our fourth drug product candidate is ZM-011, a transdermal gel formulation of fluoxetine, most commonly known as Prozac™, its human pharmaceutical brand name.

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

Results of Operations

Three and six months ended June 30, 2019 compared to three and six months ended June 30, 2018

Our results of operations for the three and six months ended June 30, 2019 and June 30, 2018 are as follows:

	Three months ended June 30,				Six months ended June 30,
	2019	2018	Change		2019	2018	Change
	$	$	$	%	$	$	$	%
Expenses
Research and development	1,061,507	2,534,620	(1,473,113)	-58%	8,592,882	3,134,961	5,457,921	174%
General and administrative	921,446	1,248,490	(327,044)	-26%	4,152,709	2,408,662	1,744,047	72%
Professional fees	211,520	336,455	(124,935)	-37%	950,914	708,402	242,512	34%
Amortization - right-of-use asset	127,345	-	127,345	N/A	254,690	-	254,690	N/A
Amortization - intangible	270	693	(423)	-61%	537	1,379	(842)	-61%
Depreciation	68,925	27,459	41,466	151%	130,979	64,158	66,821	104%
Loss from operations	2,391,013	4,147,717	(1,756,704)	-42%	14,082,711	6,317,562	7,765,149	123%
Loss on fixed assets	1,308	-	1,308	N/A	1,308	-	1,308	N/A
Interest expense	12,164	-	12,164	N/A	18,338	-	18,338	N/A
Gain on settlement of liabilities	-	-	-	N/A	(19,737)	-	(19,737)	N/A
Foreign exchange gain	(58)	(3,319)	3,261	-98%	(1,283)	(1,835)	552	-30%
Loss before income taxes	2,404,427	4,144,398	(1,739,971)	-42%	14,081,337	6,315,727	7,765,610	123%

Income tax expense	-	-	-	N/A	-	-	-	N/A

Net loss and comprehensive loss	2,404,427	4,144,398	(1,739,971)	-42%	14,081,337	6,315,727	7,765,610	123%

Revenue

We did not generate any revenue during the three and six months ended June 30, 2019 and June 30, 2018.

Research and Development

Research and development expense for the three months ended June 30, 2019 was $1,061,507 compared to $2,534,620 for the three months ended June 30, 2018, a decrease of $1,473,113 or 58%. The decrease was primarily due to the payment in the 2018 period of an up-front licensing fee of $1,738,513 to Seraph Biosciences, Inc. (“Seraph”) upon the execution of our development, commercialization and exclusive distribution agreement and $333,247 of additional development costs due to Seraph. This decrease was partially offset by a $119,030 increase in contract expenditures principally related to development of the five assays for TRUFORMA™ in the June 2019 period, as well as a $58,862 increase in salaries, bonus and benefits and $50,000 in additional licensing fees upon the achievement of milestone activities under our license and supply agreement with Celsee, Inc. (“Celsee”).

Research and development expense for the six months ended June 30, 2019 was $8,592,882 compared to $3,134,961 for the six months ended June 30, 2018, an increase of $5,457,921 or 174%. The increase was primarily due to $5,000,000 of expenses recognized upon the achievement of development milestones relating to TRUFORMA™ under our development and supply agreement with Qorvo Biotechnologies, LLC. (“Qorvo”) and $736,841 of additional milestone expenses relating to our development of ZM-017 under our license and supply agreement with Celsee, as well as a $123,351 increase in salaries, bonus and benefits and an increase of $59,691 in consulting expenses. The increase was partially offset by expenses in the 2018 period of an up-front licensing fee of $1,738,513 to Seraph upon the execution of our development, commercialization and exclusive distribution agreement and $333,247 of additional development fees due to Seraph.

General and Administrative

General and administrative expense for the three months ended June 30, 2019 was $921,446, compared to $1,248,490 for the three months ended June 30, 2018, a decrease of $327,044 or 26%. The decrease was primarily due to $215,749 of accrued severance payments incurred in the 2018 period to a former officer of the Company, and the reclassification of rent expense to amortization of right-of-use asset of $127,345.

General and administrative expense for the six months ended June 30, 2019 was $4,152,709, compared to $2,408,662 for the six months ended June 30, 2018, an increase of $1,744,047 or 72%. The increase was primarily due to a $2,070,466 increase in salaries, bonus and benefits, which included share–based compensation expense of $2,341,104. After adjusting for the share-based compensation expense, general and administrative expense decreased $597,057 or 25% primarily as a result of a $270,638 decrease in salaries, bonus and benefits, and the reclassification of rent expense to amortization of right-of-use asset of $254,690.

Professional Fees

Professional fees for the three months ended June 30, 2019 were $211,520 compared to $336,455 for the three months ended June 30, 2018, a decrease of $124,935 or 37%. The decrease was due to a reduction in legal and consulting fees associated with SEC and related filings.

Professional fees for the six months ended June 30, 2019 were $950,914 compared to $708,402 for the six months ended June 30, 2018, an increase of $242,512 or 34%. The increase was primarily due to increased expenses related to the filing of our S-3 resale registration statement and our S-8 registration statement.

Net Loss

Our net loss for the three months ended June 30, 2019 was $2,404,427 or $0.02 per share, compared with a net loss of $4,144,398 or $0.04 per share, for the three months ended June 30, 2018, a decrease of $1,739,971or 42%. The net loss in each period was attributed to the matters described above.

Our net loss for the six months ended June 30, 2019 was $14,081,337 or $0.13 per share, compared with a net loss of $6,315,727 or $0.07 per share, an increase of $7,765,610 or 123%. The net loss in each period was attributed to the matters described above. We expect to continue to record net losses in future periods until such time as we have sufficient revenue from our product candidates to offset our operating expenses.

Cash Flows

Three and six months ended June 30, 2019 compared to three and six months ended June 30, 2018

The following table shows a summary of our cash flows for the periods set forth below:

	Three months ended June 30,				Six months ended June 30,
	2019	2018	Change		2019	2018	Change
	$	$	$	%	$	$	$	%
Cash flows used in operating activities	(8,436,011)	(2,740,495)	(5,695,516)	208%	(11,017,287)	(4,448,289)	(6,568,998)	148%
Cash flows from financing activities	11,966,905	4,009,212	7,957,693	198%	14,973,733	5,416,998	9,556,735	176%
Cash flows used in investing activities	(5,477)	(124,474)	118,997	-96%	(74,563)	(137,693)	63,130	-46%
Increase in cash	3,525,417	1,144,243	2,381,174	208%	3,881,883	831,016	3,050,867	367%
Cash and cash equivalents, beginning of period	2,296,731	3,134,920	(838,189)	-27%	1,940,265	3,448,147	(1,507,882)	-44%
Cash and cash equivalents, end of period	5,822,148	4,279,163	1,542,985	36%	5,822,148	4,279,163	1,542,985	36%

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2019 was $8,436,011, compared to $2,740,495 for the three months ended June 30, 2018, an increase of $5,695,516 or 208%. The largest use of cash was the payment of $5,000,000 upon the achievement of development milestones relating to TRUFORMA™ under our development and supply agreement with Qorvo. Other increased uses of cash included an increase in salaries, bonus and benefits as we had 25 employees at June 30, 2019 compared to 20 employees at June 30, 2018. Additional uses of cash include costs associated with deposits on research and development projects, regulatory costs, insurance and professional fees, and reporting costs associated with being subject to U.S. securities law reporting obligations and pre-marketing activities.

Net cash used in operating activities for the six months ended June 30, 2019 was $11,017,287, compared to $4,448,289 for the three months ended June 30, 2018, an increase of $6,568,998 or 148%. The largest use of cash was the payment of $5,000,000 upon the achievement of development milestones relating to TRUFORMA™ under our development and supply agreement with Qorvo. Other increased uses of cash included an increase in salaries, bonus and benefits as we had 25 employees at June 30, 2019 compared to 20 employees at June 30, 2018. Additional uses of cash include costs associated with deposits on research and development projects, regulatory costs, insurance and professional fees, and reporting costs associated with being subject to U.S. securities law reporting obligations and pre-marketing activities.

Net cash used in operating activities for the three and six months ended June 30, 2018 was $2,740,495, and $4,448,289, which resulted primarily from our net loss of $4,144,398 and $6,315,727, respectively. The largest use of cash stemmed from an increase in salaries, bonus and benefits. Other significant uses of cash included the Seraph up-front licensing fee cash payment of $500,000, increased regulatory and insurance expenses related to our listing on the NYSE American, and increased travel and accommodation expenses related to business development and pre-marketing activities.

Financing Activities

Net cash from financing activities for the three months ended June 30, 2019 was $11,966,905, compared to $4,009,212 for the three months ended June 30, 2018 an increase of $7,957,693 or 198%. Cash from financing activities resulted primarily from the $12,000,000 private offering of our preferred shares, net of financing costs.

Net cash from financing activities for the six months ended June 30, 2019 was $14,973,733, compared to $5,416,998 for the six months ended June 30, 2018 an increase of $9,556,735 or 176%. Cash from financing activities resulted from the $12,000,000 private offering of our preferred shares and $3,000,000 from the underwritten public offering of our common stock, net of financing costs, and $600,000 from the exercise of stock options.

Net cash from financing activities for the three and six months ended June 30, 2018 was $4,009,212 and $5,416,998, which was due to cash proceeds from financing and the exercise of stock options.

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2019 was $5,477, compared to $124,474 for the three months ended June 30, 2018, a decrease of $118,997 or 96%. Net cash used in investing activities during the 2018 period included the build-out of office space, and purchases of lab and office equipment for our new Ann Arbor facility. which was completed in the third quarter of 2018.

Net cash used in investing activities for the six months ended June 30, 2019 was $74,563, compared to $137,693 for the six months ended June 30, 2018, a decrease of $63,130 or 46%. Net cash used in investing activities during the 2018 period included the build-out of office space, and purchases of lab and office equipment for our new Ann Arbor facility. which was completed in the third quarter of 2018.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in May 2015. As of June 30, 2019, we had an accumulated deficit of $46,355,124. We have funded our working capital requirements primarily through the sale of our preferred and common shares and the exercise of stock options.

As at June 30, 2019, the Company had cash of $5,822,148, prepaid expenses and deposits of $1,389,176, and accounts receivable of $95,550. Current assets amounted to $7,306,874 with current liabilities of $1,796,803, resulting in working capital (defined as current assets minus current liabilities) of $5,510,071.

In the second quarter of 2019, we sold $12,000,000 of our Series 1 Preferred Shares to an accredited investor in a private placement at a purchase price of $1,000,000 per Series 1 Preferred Share. Each Series 1 Preferred Share has a stated value of $1,000,000. The Series 1 Preferred Shares do not have voting rights except to the extent required by applicable law and are not convertible into the Company’s common shares. Holders of the Series 1 Preferred Shares will not be entitled to dividends but, in lieu thereof, will receive Net Sales Payments until such time as the holders have received total Net Sales Payments equal to 9 times the aggregate stated value of the outstanding Series 1 Preferred Shares. We will have the right to redeem the outstanding Series 1 Preferred Shares at any time at a redemption price equal to 9 times the aggregate stated value of the Series 1 Preferred Shares outstanding less the aggregate amount of the Net Sales Payments paid (the “Redemption Amount”). Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series 1 Preferred Shares will be entitled to a liquidation preference equal to the stated value of the Series 1 Preferred Shares less the Net Sales Payments paid on the Series 1 Preferred Shares. In the event of a fundamental transaction (defined in the Series 1 Preferred Shares to include an amalgamation, merger or other business combination transaction involving our company in which our shareholders do not have the right to cast more than 50% of the votes that may be cast for the election of directors, or a sale, lease or other disposition of the properties and/or assets of our company as an entirety or substantially as an entirety to a third party), the holders of the Series 1 Preferred Shares will be entitled to receive consideration for their Series 1 Preferred Shares equal to a multiple of the stated value of the Series 1 Preferred Shares ranging from 5.0 to 9.0 depending on the timing of the fundamental transaction, subject to a cap equal to the Redemption Amount.

In December 2018, we entered into an at-the-market equity offering sales agreement with Cantor Fitzgerald & Co. under which we may sell pursuant to the universal shelf registration statement common shares in the United States only, from time to time, for up to $50.0 million and was amended on March 25, 2019 to $10.0 million in aggregate sales proceeds in "at the market" transactions. No sales of common shares were made under the sales agreement in the second quarter, and the program was inactive at June 30, 2019.

On October 17, 2017 we entered into a five-year $5,000,000 unsecured working capital facility with Equidebt LLC, one of our shareholders (the “Equidebt Facility”). Amounts borrowed under the Equidebt Facility bear interest at a rate of 14% per annum payable at maturity. All amounts borrowed under the Equidebt Facility become due and payable on October 17, 2022. We can make two borrowings per month under the Equidebt Facility, each of which must be for a minimum of $250,000. The Equidebt Facility is unsecured; however Gerald A. Solensky Jr., our Chairman of the Board, President and Chief Executive Officer, has personally guaranteed our obligations under the Equidebt Facility. As of June 30, 2019, no amounts were outstanding under the Equidebt Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2019.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

RISK FACTORS

Risks Related to Our Business

We have a limited operating history, are not profitable and may never become profitable.

We have not generated any revenue to date, and we expect to continue to incur significant research and development costs and other expenses. Our net loss and comprehensive loss for the three months ended June 30, 2019 and June 30, 2018 was $2,404,427 and $4,144,398, respectively, for the six months ended June 30, 2019 and June 30, 2018 was $14,081,337 and $6,315,727, respectively, and for the years ended December 31, 2018 and December 31, 2017 was $16,647,687 and $8,065,075, respectively. Our accumulated deficit as of June 30, 2019 was $46,355,124. As of June 30, 2019, we had total shareholders’ equity of $7,682,604. We expect to continue to incur losses for the foreseeable future, which will increase significantly from historical levels as we expand our product development activities (including conducting required clinical studies and trials), seek necessary approvals for our product candidates, and begin commercialization activities. Even if we succeed in developing and broadly commercializing one or more of our product candidates, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or cease operations.

We will need to raise additional capital to achieve our goals.

We do not have any products approved for sale. Although we believe that we do not require pre-market approval from the U.S. Food and Drug Administration’s Center for Veterinary Medicine, or the FDA-CVM, to market and sell our point-of-care biosensor platform TRUFORMATM, our point-of-care pathogen detection platform (ZM-020), or the circulating tumor cell, or CTC, diagnostic assay and lymphoma assay (ZM-017 and ZM-022, respectively) that we are developing, we do not expect to commence marketing of these solutions until the first half of 2020.

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

Our future capital requirements depend on many factors, including, but not limited to:

·	the scope, progress, results and costs of researching and developing our existing or future diagnostics and product candidates;

·	the extent to which any of our future diagnostic assays may be subject to USDA-CVB pre-market regulation;

·	the timing of, and the costs involved in, obtaining regulatory approvals for any of our existing or future diagnostics or product candidates;

·	the number and characteristics of the diagnostics and/or product candidates we pursue;

·	the cost of contract manufacturers to manufacture our existing and future diagnostics and product candidates and any products we successfully commercialize;

·	the cost of commercialization activities if any of our existing or future diagnostics and product candidates are approved for sale, including marketing, sales and distribution costs;

·	the expenses needed to attract and retain skilled personnel;

·	the costs associated with being a public company;

·	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements; and

·	the costs involved in preparing and filing patent applications, maintaining any successfully obtained patents and protecting and enforcing any such patents.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate one or more of our product development programs or any future commercialization efforts.

In March of 2019, we completed an underwritten public offering of our common shares for $3,000,000 and in June of 2019, we completed a private offering of our Series 1 Preferred Shares for $12,000,000, however, we will need to obtain additional capital to fund the development of our business.

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

Our diagnostic technologies are dependent on intellectual property developed by our strategic partners and licensed to us. We do not own the intellectual property rights that underlie these technology licenses. Our rights to use the technology we license are subject to the negotiation of, continuation of and compliance with the terms of our licenses. However, we have filed three U.S. patent applications and two Patent Cooperation Treaty (PCT) applications for U.S. and international protection of our diagnostic tests. These applications cover tests developed for our ZM-017, ZM-022 and ZM-020 technology platforms. Even if such patents are issued, we do not expect that all of the patents will provide significant protection for our intellectual property.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the second quarter of 2019, we sold $12,000,000 of our Series 1 Preferred Shares to an accredited investor in a private placement at a purchase price of $1,000,000 per Series 1 Preferred Share. Each Series 1 Preferred Share has a stated value of $1,000,000. The Series 1 Preferred Shares do not have voting rights except to the extent required by applicable law and are not convertible into the Company’s common shares. Holders of the Series 1 Preferred Shares will not be entitled to dividends but, in lieu thereof, will receive Net Sales Payments until such time as the holders have received total Net Sales Payments equal to 9 times the aggregate stated value of the outstanding Series 1 Preferred Shares. We will have the right to redeem the outstanding Series 1 Preferred Shares at any time at a redemption price equal to 9 times the aggregate stated value of the Series 1 Preferred Shares outstanding less the aggregate amount of the Net Sales Payments paid (the “Redemption Amount”). Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series 1 Preferred Shares will be entitled to a liquidation preference equal to the stated value of the Series 1 Preferred Shares less the Net Sales Payments paid on the Series 1 Preferred Shares. In the event of a fundamental transaction (defined in the Series 1 Preferred Shares to include an amalgamation, merger or other business combination transaction involving our company in which our shareholders do not have the right to cast more than 50% of the votes that may be cast for the election of directors, or a sale, lease or other disposition of the properties and/or assets of our company as an entirety or substantially as an entirety to a third party), the holders of the Series 1 Preferred Shares will be entitled to receive consideration for their Series 1 Preferred Shares equal to a multiple of the stated value of the Series 1 Preferred Shares ranging from 5.0 to 9.0 depending on the timing of the fundamental transaction, subject to a cap equal to the Redemption Amount. The Series 1 Preferred Shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and are being sold pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder. Such securities are therefore restricted in accordance with Rule 144 under the Securities Act.

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

Zomedica Pharmaceuticals Corp.

By:	/s/ Gerald Solensky, Jr.
Name:	Gerald Solensky, Jr.
Title:	Chief Executive Officer

By:	/s/ Shameze Rampertab
Name:	Shameze Rampertab
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409)).

3.2	Amended and Restated By-Law No. 1 of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409)).

3.3	Certificate of Amendment and Registration of Restated Articles of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409)).

3.4	Certificate of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409)).

3.5	Articles of Amendment to the Articles of Incorporation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2019 (File No. 001-38298))

10.29	Form of Preferred Share Subscription Agreement for May 2019 Offering (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2019 (File No. 001-38298))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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