Form 10-Q
period 2019-09-30
Zomedica Pharmaceuticals Corp.
filed 2019-11-12
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019.

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

As of November 12, 2019, 108,038,398 shares of the registrant’s common shares, without par value, were issued and outstanding.

Zomedica Pharmaceuticals Corporation

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated financial statements

For the three and nine months ended September 30, 2019 and 2018

(Expressed in United States Dollars, except as otherwise noted)

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated balance sheets

As at September 30, 2019 and December 31, 2018

(Stated in United States dollars)

		September 30,	December 31,
	Note	2019	2018

Assets

Current assets:
Cash and cash equivalents		$2,487,651	$1,940,265
Prepaid expenses and deposits	5	1,497,425	1,867,034
Trade and other receivable		75,992	53,659
		4,061,068	3,860,958

Prepaid expenses and deposits	5	-	1,442,415
Property and equipment	6	805,218	717,088
Right-of-use asset	8	1,231,003	-
Intangible assets	7	513,735	13,058
		$6,611,024	$6,033,519

Liabilities and shareholders' equity

Current liabilities:
Accounts payable and accrued liabilities		$1,577,525	$2,376,519
		1,577,525	2,376,519

Shareholders' equity:
Capital stock
Series 1 preferred shares, without par value; 20 shares authorized (2018 - nil) Issued and outstanding 12 series 1 preferred shares (2018 - nil)	10	11,961,397	-
Unlimited common shares without par value; Issued and outstanding 108,038,398 common shares (2018 - 97,598,898)	11	38,647,822	30,410,648
Common stock subscribed		-	4,280,000
Additional paid-in capital	12	3,625,083	1,240,139
Accumulated deficit		(49,200,803)	(32,273,787)
		5,033,499	3,657,000

		$6,611,024	$6,033,519

Nature of operations and going concern (Note 1)

Commitments and contingencies (Note 13)

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated statements of operations and comprehensive loss

For the three and nine months ended September 30, 2019 and 2018

(Stated in United States dollars)

		Three months ended September 30,		Nine months ended September 30,
	Note	2019	2018	2019	2018

Expenses:
Research and development	16	$962,463	$630,371	$9,555,345	$3,765,332
General and administrative	16	1,404,952	834,570	5,557,661	3,243,232
Professional fees	16	279,237	293,484	1,230,151	1,001,886
Amortization - right-of-use asset	8	127,345	-	382,035	-
Amortization - intangible asset	7	273	431	810	1,810
Depreciation	6	70,096	86,162	201,075	150,320
Loss from operations		2,844,366	1,845,018	16,927,077	8,162,580
Loss on fixed assets		-	69,382	1,308	69,382
Interest expense		-	-	18,338	-
Gain on settlement of liabilities	11	-	-	(19,737)	-
Foreign exchange gain		1,313	(4,122)	30	(5,957)
Loss before income taxes		2,845,679	1,910,278	16,927,016	8,226,005
Income tax expense		-	-	-	-
Net loss and comprehensive loss		$2,845,679	$1,910,278	$16,927,016	$8,226,005

Weighted average number of common shares - basic and diluted		108,038,398	94,514,905	105,711,459	92,534,667

Loss per share - basic and diluted		$(0.03)	$(0.02)	$(0.16)	$(0.09)

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated statements of shareholders’ equity

For the three and nine months ended September 30, 2019 and 2018

(Stated in United States dollars)

		Series 1 preferred stock		Common stock
	Note	Shares	Amount	Shares	Amount	Common stock subscribed	Additional paid-in capital	Accumulated deficit	Total

Balance at December 31, 2017		-	$-	90,225,869	$18,244,659	$-	$1,768,526	$(15,626,100)	$4,387,085
Stock issuance for services		-	-	641,717	1,238,513	-	-	-	1,238,513
Stock issuance for financing, net of cost		-	-	1,861,627	3,966,362	-	-	-	3,966,362
Stock-based compensation	12	-	-	-	-	-	7,288	-	7,288
Stock issuance due to exercise of options	11,12	-	-	1,866,996	1,923,922	-	(386,898)	-	1,537,024
Net loss		-	-	-	-	-	-	(8,226,005)	(8,226,005)
Balance at September 30, 2018		-	$-	94,596,209	$25,373,456	$-	$1,388,916	$(23,852,105)	$2,910,267

Balance at December 31, 2018		-	$-	97,598,898	$30,410,648	$4,280,000	$1,240,139	$(32,273,787)	$3,657,000
Stock issuance for services	11	-	-	707,236	792,104	-	-	-	792,104
Stock issuance for financing, net of cost	10,11	12	11,961,397	9,337,529	6,690,922	(4,280,000)	-	-	14,372,319
Stock-based compensation	12	-	-	-	-	-	2,539,092	-	2,539,092
Stock issuance due to exercise of options	11,12	-	-	394,735	754,148	-	(154,148)	-	600,000
Net loss		-	-	-	-	-	-	(16,927,016)	(16,927,016)
Balance at September 30, 2019		12	$11,961,397	108,038,398	$38,647,822	$-	$3,625,083	$(49,200,803)	$5,033,499

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated statements of cash flows

For the three and nine months ended September 30, 2019 and 2018

(Stated in United States dollars)

		Three months ended September 30,		Nine months ended September 30,
	Note	2019	2018	2019	2018

Cash flows used in operating activities:
Net loss for the period		$(2,845,679)	$(1,910,278)	$(16,927,016)	$(8,226,005)
Adjustments for
Depreciation	6	70,096	86,162	201,075	150,320
Amortization - intangible assets	7	273	431	810	1,810
Amortization - right-of-use-asset	8	127,345	-	382,035	-
Loss on fixed assets	6	-	69,382	1,308	69,382
Stock issued for services	11	-	-	792,104	1,238,513
Stock-based compensation	12	197,988	-	2,539,092	7,288
Change in non-cash operating working capital
Trade and other receivable		19,558	11,885	(22,333)	(9,470)
Prepaid expenses		(122,315)	56,399	140,695	(191,365)
Deposits		21,366	(1,281,617)	(76,709)	(1,311,463)
Accounts payable and accrued liabilities		(1,378,710)	(403,423)	(798,994)	451,643
		(3,910,078)	(3,371,059)	(13,767,933)	(7,819,347)

Cash flows (used) from financing activities:
Cash proceeds from financing of preferred shares	10	-	-	12,000,000	-
Cash proceeds from financing of common shares	11	-	-	3,000,000	4,002,496
Cash received from stock option exercises	12	-	98,716	600,000	1,537,024
Cash paid on stock issuance costs	10,11	(1,414)	(12,328)	(627,681)	(36,135)
		(1,414)	86,388	14,972,319	5,503,385

Cash flows used in investing activities:
Investment in intangibles	6	(501, 487)	-	(501, 487)	-
Investment in property and equipment	6	(80,950)	(467,675)	(155,513)	(605,368)
		(582,437)	(467,675)	(657,000)	(605,368)

Increase (decrease) in cash and cash equivalents		(4,493,929)	(3,752,346)	547,386	(2,921,330)

Cash and cash equivalents, beginning of period		6,981,580	4,279,163	1,940,265	3,448,147

Cash and cash equivalents, end of period		$2,487,651	$526,817	$2,487,651	$526,817

Supplemental cash flow information:

Interest paid		$12,164	$-	$18,338	$-

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2019 and 2018
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

Going concern

The consolidated financial statements are prepared on a going concern basis, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months. The Company has incurred losses from operations since inception and has an accumulated deficit of $49,200,803 as at September 30, 2019 (December 31, 2018 - $32,273,787). The Company has funded its research and development (“R&D”) activities principally through the issuance of securities and loans from related parties. There is no certainty that such funding will be available going forward. These conditions raise substantial doubt about its ability to continue as a going concern and realize its assets and pay its liabilities as they become due.

In order for the Company to continue as a going concern and fund any significant expansion of its operations or R&D activities, the Company will require significant additional capital. The Company’s ultimate success will depend on whether its future product candidates receive the necessary regulatory approval and it is able to successfully market approved products. The Company cannot be certain that it will be able to receive regulatory approval for any of its future product candidates, or that it will reach the level of sales and revenues necessary to achieve and sustain profitability.

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
For the three and nine months ended September 30, 2019 and 2018
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
For the three and nine months ended September 30, 2019 and 2018
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

The dilutive effect of stock options is determined using the treasury stock method. Stock options to purchase common shares of the Company during the period were not included in the computation of diluted EPS because the Company has incurred a loss for the three and nine months ended September 30, 2019 as the effect would be anti-dilutive.

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2019 and 2018
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

On August 29, 2018, the FASB issued ASU 2018-15, which amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. ASU 2018-15 aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019. Early adoption is permitted.

The Company has chosen to adopt this guidance during the three months ended September 30, 2019.

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2019 and 2018
(Stated in United States dollars)

4.	Critical accounting judgments and key sources of estimation uncertainty

The preparation of consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Useful lives of property and equipment

The Company reviews the estimated useful lives of property and equipment with definite useful lives at the end of each year and assesses whether the useful lives of certain items should be shortened or extended, due to various factors including technology, competition and revised service offerings. During the three and nine months ended September 30, 2019, the Company was not required to adjust the useful lives of any assets based on the factors described above. Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable.

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

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2019 and 2018
(Stated in United States dollars)

5.	Prepaid expenses and deposits

	September 30,	December 31,
	2019	2018
Prepaid rent (i)	$-	$1,613,038
Deposits (ii)	1,202,814	1,596,104
Prepaid FDA fees	31,497	-
Prepaid marketing (iii)	36,596	37,465
Prepaid insurance (iii)	156,044	33,372
Other (iv)	70,474	29,470
Total	$1,497,425	$3,309,449

(i)	On July 31, 2018, the Company entered into an amended lease agreement with Wickfield Phoenix LLC for an additional 18,640 square feet of office space. The Company prepaid the full outstanding balance of $1,269,073. As of January 1, 2019, the balance of the prepaid rent, inclusive of the original and amended lease amounts was $1,613,038. In accordance with ASC 842, this amount was reclassified as a right-of-use asset in the consolidated balance sheet. As of December 31, 2018, the Company classified $509,380 as a current asset in the consolidated balance sheet;

(ii)	Deposits include payments made to vendors in advance and are primarily associated with research activity, deposits for leasehold improvements, and equipment purchases. As of September 30, 2019, and December 31, 2018, the Company classified $1,202,814 and $922,347 as a current asset in the consolidated balance sheet, respectively;

(iii)	As of September 30, 2019, and December 31, 2018, all amounts were classified as a current asset in the consolidated balance sheet;

(iv)	Other prepaid expenses and deposits are comprised of subscription payments and software licensing. As of September 30, 2019, and December 31, 2018, the Company classified all amounts as a current asset in the consolidated balance sheet.

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2019 and 2018
(Stated in United States dollars)

6.	Property and equipment

	Computer equipment	Furniture and equipment	Laboratory equipment	Leasehold improvements	Total
Cost
Balance at December 31, 2017	$151,155	$76,058	$245,729	$36,957	$509,899
Additions	18,847	105,821	246,375	256,954	627,997
Disposals	-	-	(139,467)	(10,936)	(150,403)
Balance at December 31, 2018	170,002	181,879	352,637	282,975	987,493
Additions	218,076	3,414	3,350	65,673	290,513
Disposals	(2,210)	-	-	-	(2,210)
Balance at September 30, 2019	385,868	185,293	355,987	348,648	1,275,796

Accumulated depreciation
Balance at December 31, 2017	42,802	11,845	74,875	9,220	138,742
Depreciation	62,116	17,740	86,368	37,460	203,684
Disposals	-	-	(61,547)	(10,474)	(72,021)
Balance at December 31, 2018	104,918	29,585	99,696	36,206	270,405
Depreciation	60,561	19,885	51,151	69,478	201,075
Disposals	(902)	-	-	-	(902)
Balance at September 30, 2019	164,577	49,470	150,847	105,684	470,578

Net book value as at:
December 31, 2018	$65,084	$152,294	$252,941	$246,769	$717,088
September 30, 2019	$221,291	$135,823	$205,140	$242,964	$805,218

In February 2019, the Company reclassified $135,000 out of prepaid assets into property and equipment.

7.	Intangible assets

	Computer software	Trademarks	Total intangible assets
Cost
Balance at December 31, 2017	$5,143	$16,236	$21,379
Additions	-	-	-
Balance at December 31, 2018	5,143	16,236	21,379
Additions	501,487	-	501,487
Balance at September 30, 2019	506,630	16,236	522,866

Accumulated amortization
Balance at December 31, 2017	4,143	2,095	6,238
Amortization	1,000	1,083	2,083
Balance at December 31, 2018	5,143	3,178	8,321
Amortization	-	810	810
Balance at September 30, 2019	5,143	3,988	9,131

Net book value as at:
December 31, 2018	$-	$13,058	$13,058
September 30, 2019	$501,487	$12,248	$513,735

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2019 and 2018
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

The Company amortizes the asset on a straight-line basis and records the expense in the consolidated statement of operations and comprehensive loss. During the three and nine months ended September 30, 2019, the Company recognized $127,345 and $382,035 (2018 – nil) in amortization expense in the consolidated statements of operations and comprehensive loss.

9.	Loan arrangements

On October 17, 2017, the Company entered into a loan arrangement with a shareholder of the Company, pursuant to which such shareholder has agreed to provide a loan facility to the Company, whereby the Company may borrow up to $5,000,000, with the proceeds to be used for working capital and general corporate purposes. The term of the loan facility is five (5) years, with principal and interest payments being due only at the time of maturity. Under the loan agreement, the Company may borrow in one or more advances, provided however that a minimum amount of $250,000 must be borrowed at any one time and not more than two advances may occur per month. Interest shall accrue at a rate of fourteen percent (14%) per annum, payable upon maturity. As of September 30, 2019, no amounts have been borrowed.

10.	Preferred stock

The Company is authorized to issue up to 20 shares of our Series 1 Preferred Shares, all without par value, and each having a stated value of $1,000,000. The Series 1 Preferred Shares do not have voting rights except to the extent required by applicable law and are not convertible into the Company’s common shares. Holders of the Series 1 Preferred Shares will not be entitled to dividends but, in lieu thereof, will receive Net Sales Payments (“Net Sales Payments” is defined as annual payments equal to 9 percent of sales) until such time as the holders have received total Net Sales Payments equal to 9 times the aggregate stated value of the outstanding Series 1 Preferred Shares. The Company will have the right to redeem the outstanding Series 1 Preferred Shares at any time at a redemption price equal to 9 times the aggregate stated value of the Series 1 Preferred Shares outstanding less the aggregate amount of the Net Sales Payments paid (the “Redemption Amount”).

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

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2019 and 2018
(Stated in United States dollars)

10.	Preferred stock (continued)

Issued and outstanding preferred stock:

	Number of
	preferred	Preferred
	stock	stock amount
Balance at December 31, 2018	-	$-
Stock issued from financing (i)	12	11,961,397
Balance at September 30, 2019	12	$11,961,397

(i)	On May 9, 2019, the Company entered into subscription agreements to sell $12,000,000 of its Series 1 Preferred Shares to an accredited investor in a private placement at a purchase price of $1,000,000 per Series 1 Preferred Share; $5,000,000 of the purchase price was paid on May 9, 2019 and the remaining $7,000,000 was paid on June 7, 2019. The Company recorded $1,414 and $38,603 of share issuance costs as an offset to preferred stock in the three and nine months ended September 30, 2019

11.	Common stock

The Company is authorized to issue an unlimited number of common shares, all without par value.

Issued and outstanding common stock:

	Number of
	common	Common
	stock	stock amount
Balance at December 31, 2017	90,225,869	$18,244,659
Stock issuance for services	641,717	1,238,513
Stock issuance for financing, net of costs	1,861,627	3,966,362
Stock issuance due to exercise of options	1,866,996	1,923,922
Balance at September 30, 2018	94,596,209	$25,373,456

Balance at December 31, 2018	97,598,898	$30,410,648
Stock issuance for services (i and ii)	707,236	792,104
Stock issuance from financing (iii and iv)	9,337,529	6,690,922
Stock issuance due to exercise of options	394,735	754,148
Balance at September 30, 2019	108,038,398	$38,647,822

(i)	On January 14, 2019, the Company settled $75,000 of amounts due to a vendor by issuing 49,342 common shares valued at $55,263 at the date of issuance. The Company recorded a $19,737 gain on the settlement of liabilities during the three months ended March 31, 2019;

(ii)	On January 14, 2019, the Company issued 657,894 common shares in satisfaction of $1,000,000 of all remaining milestones under a License and Supply Agreement with a third party. The Company recognized $736,841 as research and development expense, based on the value of the common stock on the date of issuance;

(iii)	On January 14, 2019, the Company completed a non-brokered private placement, and issued 2,815,789 common shares. Gross proceeds of $4,280,000 were received prior to December 31, 2018.The Company recorded $465 of share issuance costs as an offset to common stock;

(iv)	On March 28, 2019, the Company completed an underwritten public offering of its common stock pursuant to which the Company sold an aggregate 6,521,740 common shares for gross proceeds of $3,000,000. The Company recorded nil and $588,613 of share issuance costs as an offset to common stock in the three and nine months ended September 30, 2019.

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2019 and 2018
(Stated in United States dollars)

12.	Stock-based compensation

During the three months ended September 30, 2019, nil options were exercised. During the three months ended September 30, 2018, 85,000 options were exercised. During the nine months ended September 30, 2019, 394,735 options were exercised. During the nine months ended September 30, 2018, 1,866,996 options were exercised. During the three months ended September 30, 2019, the Company issued 1,500,000 stock options. During the nine months ended September 30, 2019, the Company issued 7,495,000 stock options, each option entitling the holder to purchase one common share of the Company. During the three and nine months ended September 30, 2018, the Company issued nil options.

The continuity of stock options are as follows:

	Number of options	Weighted avg exercise price (US$)(i)
Balance at December 31, 2018	422,004	$1.95
Stock options granted January 10, 2019	5,995,000	1.52
Stock options expired February 24, 2019	(35,000)	1.12
Stock options exercised March 8, 2019	(164,473)	1.52
Stock options exercised March 15, 2019	(164,473)	1.52
Stock options exercised March 29, 2019	(65,789)	1.52
Stock options expired May 23, 2019	(10,000)	1.52
Stock options expired June 16, 2019	(40,000)	1.52
Stock options cancelled August 13, 2019	(5,000)	1.52
Stock options expired August 14, 2019	(392,004)	2.07
Stock options granted August 19, 2019	500,000	0.26
Stock options granted August 19, 2019	100,000	0.35
Stock options granted August 19, 2019	100,000	0.45
Stock options granted August 19, 2019	100,000	0.55
Stock options granted August 19, 2019	100,000	0.65
Stock options granted August 19, 2019	100,000	0.75
Stock options granted September 16, 2019	500,000	0.43
Balance at September 30, 2019	7,040,265	$1.28

(i) As of the year ended December 31, 2018, the weighted average exercised price in CDN$ was $2.65.

As at September 30, 2019, details of the issued and outstanding stock options were as follows:

Grant date	Exercise price (USD$)	Number of options	Number of vested options	Weighted Avg Remaining Life (years)
January 10, 2019	$1.52	5,540,265	5,540,265	1.28
August 19, 2019	0.26	500,000	500,000	1.88
August 19, 2019	0.35	100,000	100,000	1.88
August 19, 2019	0.45	100,000	100,000	1.88
August 19, 2019	0.55	100,000	100,000	1.88
August 19, 2019	0.65	100,000	100,000	1.88
August 19, 2019	0.75	100,000	100,000	1.88
September 16, 2019	0.43	500,000	500,000	1.96
Balance at September 30, 2019		7,040,265	7,040,265

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2019 and 2018
(Stated in United States dollars)

12.	Stock-based compensation (continued)

The fair value of options granted during the three and nine months ended September 30, 2019 was estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions:

	January 10, 2019	August 19, 2019	September 16, 2019
Volatility	68%	87%	89%
Risk-free interest rate	2.56%	1.48%	1.74%
Expected life (years)	2	2	2
Dividend yield	0	0	0
Common share price	$1.23	$0.26	$0.42
Strike price	$1.52	$ 0.26 - $ 0.75	$0.43
Forfeiture rate	nil	nil	nil

The Company recorded $197,988 of stock-based compensation for the three months ended September 30, 2019 (three months ended September 30, 2018 – nil). The Company recorded $2,539,092 of stock-based compensation for the nine months ended September 30, 2019 (nine months ended September 30, 2018 - $7,288). The Company recorded nil in cash receipts due to the exercise of options during the three months ended September 30, 2019. The Company recorded the cash receipt of $600,000 and reclassified $154,148 of stock-based compensation to common stock due to the exercise of options during the nine months ended September 30, 2019. The Company recorded the cash receipt of $98,716 and reclassified $34,608 of stock-based compensation to common stock due to the exercise of options during the three months ended September 30, 2018. The Company recorded the cash receipt of $1,537,024 and reclassified $386,898 of stock-based compensation to common stock due to the exercise of options during the nine months ended September 30, 2018.

The Company has estimated its stock option forfeitures to be nil for the three and nine months ended September 30, 2019 (three and nine months ended September 2018 - nil).

13.	Commitments and contingencies

On October 1, 2018, the Company entered into a one-year rental agreement. On September 1, 2019, the Company elected to renew this rental agreement for an additional one-year period, as well as enter into an additional one-year rental agreement. The Company elected not to account for these leases in accordance with ASC 842 as they are for a one-year term. Total future annual lease payments for the premises are as follows:

2019	$12,480
2020	33,280
Total	$45,760

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2019 and 2018
(Stated in United States dollars)

13.	Commitments and contingencies (continued)

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

As at September 30, 2019, neither of the future development milestones related to the above agreement have been met.

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

As at September 30, 2019, neither of the future development milestones related to the above agreement have been met.

From time to time, the Company may be exposed to claims and legal actions in the normal course of business. As at September 30, 2019, and continuing as at November 12, 2019, the Company is not aware of any pending or threatened material litigation claims against the Company, other than as described below.

On November 1, 2019, Heska Corporation (“Heska”) filed a complaint for damages and injunctive relief (the “Complaint”) in the United States District Court for the Middle District of North Carolina, Case 1:19-cv-01108-LCB-JLW, against Qorvo US, Inc. (“Qorvo US”), Qorvo Biotechnologies, LLC (“Qorvo Biotech” and, together with Qorvo US, “Qorvo”) and the Company (collectively with Qorvo, the “Defendants”). The Complaint alleges, among other things, that the Defendants improperly obtained Heska’s trade secrets and confidential information and/or conspired to use improper means to misappropriate Heska’s trade secrets related to an instrument and related consumable products for performing immunoassay analysis of biomarkers and other substances. The Complaint seeks compensatory and exemplary damages, as well as preliminary and permanent injunctive relief to prevent the Defendants from commercializing the Company’s TRUFORMATM diagnostic instrument.

Under the terms of the Development and Supply Agreement, dated November 26, 2018, by and between Qorvo Biotech and the Company (the “Qorvo Agreement”), Qorvo Biotech agreed to indemnify the Company and certain related parties against claims alleging infringement or misappropriation of third-party intellectual property rights, subject to certain limitations and exceptions. Qorvo Biotech has notified the Company that Qorvo Biotech has assumed the defense of the Complaint and will indemnify the Company for losses arising from the Complaint in accordance with the terms of the Qorvo Agreement. Qorvo Biotech has further advised the Company that it intends to mount a vigorous defense to the claims in the Complaint, and that it believes the allegations contained in the Complaint are without merit.

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
For the three and nine months ended September 30, 2019 and 2018
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

The Company is also exposed to credit risk at period end from the carrying value of its cash. The Company manages this risk by maintaining bank accounts with a Canadian Chartered Bank and a U.S. Bank. The Company’s cash is not subject to any external restrictions.

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

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2019 and 2018
(Stated in United States dollars)

14.	Financial instruments (continued)

The following are the contractual maturities of the undiscounted cash flows of financial liabilities as at June 30, 2019 and December 31, 2018:

					September 30, 2019
	Less than	3 to 6	6 to 9	9 months	Greater than
	3 months	months	months	1 year	1 year	Total
	$	$	$	$	$	$
Third parties
Accounts payable and accrued liabilities	1,577,525	-	-	-	-	1,577,525
	1,577,525	-	-	-	-	1,577,525

					December 31, 2018
	Less than	3 to 6	6 to 9	9 months	Greater than
	3 months	months	months	1 year	1 year	Total
	$	$	$	$	$	$
Third parties
Accounts payable and accrued liabilities	2,376,519	-	-	-	-	2,376,519
	2,376,519	-	-	-	-	2,376,519

15.	Segmented information

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

	September 30,	December 31,
	2019	2018
	$	$
Total assets
Canada	431,063	383,567
US	6,179,961	5,649,952

Total US property and equipment	805,218	717,088
Total US right-of-use asset	1,231,003	-
	2,036,221	717,088

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2019 and 2018
(Stated in United States dollars)

16.	Schedule of expenses

	For the three months ended September 30,			For the three months ended September 30,
	2019			2018
	Research and	Professional	General and	Research and	Professional	General and
	Development	Fees	Administrative	Development	Fees	Administrative

Salaries, bonus and benefits	$129,319	$-	$849,458	$164,267	$-	$454,786
Contracted expenditures	661,917	-	-	259,947	-	-
Marketing and investor relations	-	-	165,837	-	-	53,996
Travel and accommodation	8,327	-	198,993	8,023	-	36,491
Insurance	19,497	-	66,029	20,855	-	76,903
License fees	-	-	-	-	-	-
Office	11,565	-	80,032	6,665	-	82,416
Consultants	29,343	279,237	-	80,425	293,484	-
Regulatory	31,773	-	26,163	19,247	-	32,904
Rent	-	-	7,603	15,396	-	90,463
Supplies	70,722	-	10,837	55,546	-	6,611
Total	$962,463	$279,237	$1,404,952	$630,371	$293,484	$834,570

	For the nine months ended September 30,			For the nine months ended September 30,
	2019			2018
	Research and	Professional	General and	Research and	Professional	General and
	Development	Fees	Administrative	Development	Fees	Administrative

Salaries, bonus and benefits	$579,110	$-	$4,422,480	$490,706	$-	$1,957,341
Contracted expenditures	2,474,483	-	-	968,159	-	-
Marketing and investor relations	-	-	297,252	-	-	177,151
Travel and accommodation	21,103	-	318,730	13,360	-	228,359
Insurance	76,402	-	179,367	65,099	-	234,646
License fees	5,936,841	-	-	1,738,513	-	-
Office	31,162	-	216,521	41,312	-	220,823
Consultants	178,223	1,230,151	-	169,613	1,001,886	-
Regulatory	95,418	-	76,333	57,422	-	226,604
Rent	-	-	19,483	31,047	-	176,501
Supplies	162,603	-	27,495	190,101	-	21,807
Total	$9,555,345	$1,230,151	$5,557,661	$3,765,332	$1,001,886	$3,243,232

17.	Capital risk management

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

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2019 and 2018
(Stated in United States dollars)

18.	Loss per share

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Numerator
Net loss for the period	$2,845,679	$1,910,278	$16,927,016	$8,226,005
Denominator
Weighted average shares - basic	108,038,398	94,514,905	105,711,459	92,534,667
Stock options	-	-	-	-
Denominator for diluted loss per share	108,038,398	94,514,905	105,711,459	92,534,667

Loss per share - basic and diluted	$(0.03)	$(0.02)	$(0.16)	$(0.09)

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

19.	Related party transactions and key management compensation

Key management personnel are comprised of the Company’s directors and executive officers. In addition to their salaries, key management personnel also receive share-based compensation. Key management personnel compensation is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Salaries and benefits, including bonuses	$251,737	$324,784	$887,635	$1,046,449
Stock-based compensation	100,002	-	1,744,327	-
Total	$351,739	$324,784	$2,631,962	$1,046,449

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	the success, cost and timing of our research and development activities, validation studies and pivotal trials, including with respect to our lead product candidates, TRUFORMA™, ZM-017, ZM-022, ZM-020, ZM-007, ZM-012 ZM-006, and ZM-011;

•	our ability to obtain regulatory approval from the Food and Drug Administration’s Center for Veterinary Medicine (FDA-CVM) and/or the USDA Center for Veterinary Biologics (USDA-CVB) for our pharmaceutical and diagnostic product candidates, as applicable;

•	our ability to obtain funding for our operations;

•	our obligation to pay a portion of our “net sales” to holders of our Series 1 Preferred Shares;

•	our ability to raise additional capital, considering the significant obligations under our Series 1 Preferred Shares;

•	the ability of our contract research organizations to appropriately conduct our safety studies and certain development activities;

•	the ability of our contract manufacturing organizations to manufacture and supply our product candidates in accordance with current Good Manufacturing Practices and our clinical needs;

•	the ability of our contract manufacturing organizations to manufacture and supply our product candidates in accordance with current Good Manufacturing Practices and our clinical needs;

•	our plans to develop and commercialize our product candidates;

•	our ability to develop and commercialize product candidates that can compete effectively against the product candidates developed and commercialized by our competitors or that can meet the current standards of care (including human generic drugs);

•	the size and growth of the veterinary diagnostics and therapeutics markets;

•	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

•	regulatory developments in the United States;

•	the loss of key scientific or management personnel;

•	our expectations regarding the period during which we will be an “emerging growth company” under the JOBS Act;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and

•	our status as a “passive foreign investment company” for U.S. federal income tax purposes.

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

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We have expressed our expectations, beliefs and projections in good faith, and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

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

We also have identified several drugs that have proven safe and effective in humans that we are developing for use in canines and felines. We believe this development approach enables us to reduce the risks associated with obtaining regulatory approval for unproven product candidates and shortens the development timeline necessary to bring our product candidates to market. We have four drug product candidates in early development and have identified several other potential product candidates for further investigation.

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

We are a development-stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred net losses of $2,845,679 and $1,910,278 for the three months ended September 30, 2019 and September 30, 2018, respectively, and $16,927,016 and $8,226,005 for the nine months ended September 30, 2019 and September 30, 2018, respectively. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations. As of September 30, 2019, we had an accumulated deficit of $49,200,803 and cash and cash equivalents of $2,487,651.

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

Operating Expenses

Most of our operating expenses to date have been for the general and administrative activities related to general business activities, capital market activities and stock-based compensation, and research and development activities related to our lead product candidates.

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

Results of Operations

Three and nine months ended September 30, 2019 compared to three and nine months ended September 30, 2018

Our results of operations for the three and nine months ended September 30, 2019 and September 30, 2018 are as follows:

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	Change		2019	2018	Change
	$	$	$	%	$	$	$	%
Expenses
Research and development	962,463	630,371	332,092	53%	9,555,345	3,765,332	5,790,013	154%
General and administrative	1,404,952	834,570	570,382	68%	5,557,661	3,243,232	2,314,429	71%
Professional fees	279,237	293,484	(14,247)	-5%	1,230,151	1,001,886	228,265	23%
Amortization - right-of-use asset	127,345	-	127,345	N/A	382,035	-	382,035	N/A
Amortization - intangible	273	431	(158)	-37%	810	1,810	(1,000)	-55%
Depreciation	70,096	86,162	(16,066)	-19%	201,075	150,320	50,755	34%
Loss from operations	2,844,366	1,845,018	999,348	54%	16,927,077	8,162,580	8,764,497	107%
Loss on fixed assets	-	69,382	(69,382)	N/A	1,308	69,382	(68,074)	-98%
Interest expense	-	-	-	N/A	18,338	-	18,338	N/A
Gain on settlement of liabilities	-	-	-	N/A	(19,737)	-	(19,737)	N/A
Foreign exchange gain	1,313	(4,122)	5,435	-132%	30	(5,957)	5,987	-101%
Loss before income taxes	2,845,679	1,910,278	935,401	49%	16,927,016	8,226,005	8,701,011	106%

Income tax expense	-	-	-	N/A	-	-	-	N/A

Net loss and comprehensive loss	2,845,679	1,910,278	935,401	49%	16,927,016	8,226,005	8,701,011	106%

Revenue

We did not generate any revenue during the three and nine months ended September 30, 2019 and September 30, 2018.

Research and Development

Research and development expense for the three months ended September 30, 2019 was $962,463 compared to $630,371 for the three months ended September 30, 2018, an increase of $332,092 or 53%. The increase was primarily due to an increase in contracted expenditures of $401,970 related to the development of the five assays for TRUFORMATM.

Research and development expense for the nine months ended September 30, 2019 was $9,555,345 compared to $3,765,332 for the nine months ended September 30, 2018, an increase of $5,790,013 or 154%. The increase was primarily due to increases in license fees of $4,198,328, and contracted expenditures of $1,506,324. The license fees increase related to $5,000,000 of expenses recognized upon the achievement of development milestones relating to TRUFORMA™ under our development and supply agreement with Qorvo Biotechnologies, LLC (“Qorvo”), and $736,841 of additional milestone expenses relating to our development of ZM-017 under our license and supply agreement with Celsee Diagnostics, Inc. The increase was partially offset by no recurrence from the 2018 period of an up-front licensing fee of $1,738,513 to Seraph Biosciences, Inc. (“Seraph”), upon the execution of our development, commercialization and exclusive distribution agreement, and $333,247 of additional development fees due to Seraph. The contract expenditures increase related to the development of the five assays for TRUFORMATM.

General and Administrative

General and administrative expense for the three months ended September 30, 2019 was $1,404,952, compared to $834,570 for the three months ended September 30, 2018, an increase of $570,382 or 68%. The increase was due to an increase in salaries, bonus and benefits of $394,673, which included share-based compensation expense of $197,988 as a result of the granting of options to purchase an aggregate of 1,500,000 common shares, all of which vested upon the dates of grant. Other increases in salaries, bonus and benefits are due to increases in sales, marketing and other administrative salaries and benefits. Travel and accommodation increased by $162,502 and marketing and investor relations increased by $111,841, which were partially offset by rent decrease of $82,860 which was reclassified to amortization of right-of-use asset.

General and administrative expense for the nine months ended September 30, 2019 was $5,557,661, compared to $3,243,232 for the nine months ended September 30, 2018, an increase of $2,314,429 or 71%. The increase was primarily due to a $2,465,139 increase in salaries, bonus and benefits, which included share–based compensation expense of $2,539,092. After adjusting for the share-based compensation expense, general and administrative expense decreased $224,663 or 7%, primarily as a result of the reclassification of rent to amortization of right-of-use asset of $254,690 and regulatory fees decrease of $150,271, partially offset by marketing and investor relations increase of $120,101 and travel and accommodation increase of $90,371.

Professional Fees

Professional fees for the three months ended September 30, 2019 were $279,237, compared to $293,484 for the three months ended September 30, 2018, a decrease of $14,247 or 5%. The decrease was due to a reduction in legal and consulting fees associated with SEC and related filings.

Professional fees for the nine months ended September 30, 2019 were $1,230,151, compared to $1,001,886 for the nine months ended September 30, 2018, an increase of $228,265 or 23%. The increase was primarily due to increased expenses related to the filing of our S-3 resale registration statement and our S-8 registration statement.

Net Loss

Our net loss for the three months ended September 30, 2019 was $2,845,679 or $0.03 per share, compared with a net loss of $1,910,278 or $0.02 per share, for the three months ended September 30, 2018, an increase of $935,401 or 49%. The net loss in each period was attributed to the matters described above.

Our net loss for the nine months ended September 30, 2019 was $16,927,016 or $0.16 per share, compared with a net loss of $8,226,005 or $0.09 per share, an increase of $8,701,011 or 106%. The net loss in each period was attributed to the matters described above. We expect to continue to record net losses in future periods until such time as we have sufficient revenue from our product candidates to offset our operating expenses.

Cash Flows

Three and nine months ended September 30, 2019 compared to three and nine months ended September 30, 2018

The following table shows a summary of our cash flows for the periods set forth below:

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	Change		2019	2018	Change
	$	$	$	%	$	$	$	%
Cash flows used in operating activities	(3,910,078)	(3,371,059)	(539,019)	16%	(13,767,933)	(7,819,347)	(5,948,586)	76%
Cash flows (used) from financing activities	(1,414)	86,388	(87,802)	-102%	14,972,319	5,503,385	9,468,934	172%
Cash flows used in investing activities	(582,437)	(467,675)	(114,762)	25%	(657,000)	(605,368)	(51,632)	9%
Increase in cash	(4,493,929)	(3,752,346)	(741,583)	20%	547,386	(2,921,330)	3,468,716	-119%
Cash and cash equivalents, beginning of period	6,981,580	4,279,163	2,702,417	63%	1,940,265	3,448,147	(1,507,882)	-44%
Cash and cash equivalents, end of period	2,487,651	526,817	1,960,834	372%	2,487,651	526,817	1,960,834	372%

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2019 was $3,910,078, compared to $3,371,059 for the three months ended September 30, 2018, an increase of $539,019 or 16%. The increase in net cash used in operating activities resulted primarily from an increase in our net loss, cash used in decreasing accounts payable and accrued liabilities of $1,378,710 and cash used in increasing prepaid expenses of $122,315, partially offset by non-cash impacts of stock-based compensation of $197,988, amortization – right-of-use asset of $127,345 and depreciation of $70,096.

Net cash used in operating activities for the nine months ended September 30, 2019 was $13,767,933, compared to $7,819,347 for the nine months ended September 30, 2018, an increase of $5,948,586 or 76%. The largest use of cash in the current period was the payment of $5,000,000 upon the achievement of development milestones relating to TRUFORMA™ under our development and supply agreement with Qorvo. Other increases in cash used in operating activities resulted primarily from other increases in our net loss, cash used in decreasing accounts payable and accrued liabilities of $798,994, partially offset by non-cash impacts of stock-based compensation of $2,539,092, stock issued for services of $792,104, amortization – right-of-use asset of $382,035, depreciation of $201,075 and cash provided by decreasing prepaid expenses of $140,695.

Net cash used in operating activities for the three and nine months ended September 30, 2018 was $3,371,059, and $7,819,347, which resulted primarily from our net loss of $1,910,278 and $8,226,005, respectively. The largest use of cash stemmed from increases in deposits of $1,281,617 and $1,311,463, respectively.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2019 was $1,414, compared to cash from financing activities of $86,388 for the three months ended September 30, 2018 a decrease of $87,802 or 102%. The decrease in cash used from financing activities resulted primarily from a reduction in financing activities as compared to the prior period.

Net cash from financing activities for the nine months ended September 30, 2019 was $14,972,319, compared to $5,503,385 for the nine months ended September 30, 2018 an increase of $9,468,934 or 172%. The increase in cash from financing activities resulted primarily from $12,000,000 in proceeds from the private sale of preferred shares, $3,000,000 in proceeds from the underwritten public offering of common stock, net of financing costs, and $600,000 in proceeds from the exercise of stock options.

Net cash from financing activities for the three and nine months ended September 30, 2018 was $86,388 and $5,503,385, which resulted from cash proceeds from financing and the exercise of stock options.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2019 was $582,437, compared to $467,675 for the three months ended September 30, 2018, an increase of $114,762 or 25%. The increase in net cash used in investing activities resulted primarily from costs associated with the digital data platform, the construction of marketing assets, and the capitalization of integration costs associated with the implementation of an ERP system, compared to the prior period build-out of office space and purchases of lab and office equipment for our Ann Arbor facility completed in the three months ended September 30, 2018.

Net cash used in investing activities for the nine months ended September 30, 2019 was $657,000, compared to $605,368 for the nine months ended September 30, 2018, an increase of $51,632 or 9%. The increase in net cash used in investing activities resulted primarily from costs associated with the digital data platform, the construction of marketing assets, and the capitalization of integration costs associated with the implementation of an ERP system, compared to the prior period build-out of office space and purchases of lab and office equipment for our Ann Arbor facility completed in the nine months ended September 30, 2018.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in May 2015. As of September 30, 2019, we had an accumulated deficit of $49,200,803. We have funded our working capital requirements primarily through the sale of our preferred and common shares and the exercise of stock options.

As at September 30, 2019, the Company had cash of $2,487,651, prepaid expenses and deposits of $1,497,425, and accounts receivable of $75,992. Current assets amounted to $4,061,068 with current liabilities of $1,577,525, resulting in working capital (defined as current assets minus current liabilities) of $2,483,543.

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

In December 2018, we entered into an at-the-market equity offering sales agreement with Cantor Fitzgerald & Co. under which we may sell pursuant to the universal shelf registration statement common shares in the United States only, from time to time, for up to $50.0 million and was amended on March 25, 2019 to $10.0 million in aggregate sales proceeds in "at the market" transactions. No sales of common shares were made under the sales agreement in the second and third quarters, and the program was inactive at September 30, 2019.

On October 17, 2017 we entered into a five-year $5,000,000 unsecured working capital facility with Equidebt LLC, one of our shareholders (the “Equidebt Facility”). Amounts borrowed under the Equidebt Facility bear interest at a rate of 14% per annum payable at maturity. All amounts borrowed under the Equidebt Facility become due and payable on October 17, 2022. We can make two borrowings per month under the Equidebt Facility, each of which must be for a minimum of $250,000. The Equidebt Facility is unsecured; however Gerald A. Solensky Jr., our Chairman of the Board, President and Chief Executive Officer, has personally guaranteed our obligations under the Equidebt Facility. As of September 30, 2019, no amounts were outstanding under the Equidebt Facility.

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

Contingencies and Legal Proceedings

On November 1, 2019, Heska Corporation (“Heska”) filed a complaint for damages and injunctive relief (the “Complaint”) in the United States District Court for the Middle District of North Carolina, Case 1:19-cv-01108-LCB-JLW, against Qorvo US, Inc. (“Qorvo US”), Qorvo Biotechnologies, LLC (“Qorvo Biotech” and, together with Qorvo US, “Qorvo”) and the Company (collectively with Qorvo, the “Defendants”). The Complaint alleges, among other things, that the Defendants improperly obtained Heska’s trade secrets and confidential information and/or conspired to use improper means to misappropriate Heska’s trade secrets related to an instrument and related consumable products for performing immunoassay analysis of biomarkers and other substances. The Complaint seeks compensatory and exemplary damages, as well as preliminary and permanent injunctive relief to prevent the Defendants from commercializing the Company’s TRUFORMATM diagnostic instrument. For the reasons set forth below, the Company believes that the allegations in the Complaint have no merit and will not have a material adverse effect on the Company’s business, results of operations or financial condition, and the Company reaffirms its intention to commence the commercialization of its TRUFORMATM platform in the first quarter of 2020.

Under the terms of the Development and Supply Agreement, dated November 26, 2018, by and between Qorvo Biotech and the Company (the “Qorvo Agreement”), Qorvo Biotech agreed to indemnify the Company and certain related parties against claims alleging infringement or misappropriation of third-party intellectual property rights, subject to certain limitations and exceptions. Qorvo Biotech has notified the Company that Qorvo Biotech has assumed the defense of the Complaint and will indemnify the Company for losses arising from the Complaint in accordance with the terms of the Qorvo Agreement. Qorvo Biotech has further advised the Company that it intends to mount a vigorous defense to the claims in the Complaint, and that it believes the allegations contained in the Complaint are without merit for many reasons, including without limitation, the following:

•	The Complaint fails to identify any Heska proprietary trade secret technology that is contained in the TRUFORMATM platform, and Qorvo and Zomedica are aware of no such technology; and

•	Two United States courts have previously considered many of the same allegations contained in the Complaint, and after extensive motion practice, refused to grant Heska’s requests to take discovery from Qorvo relating to Heska’s claims. During those proceedings, Heska did not demonstrate that Qorvo was using any Heska proprietary trade secret technology.

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

On August 29, 2018, the FASB issued ASU 2018-15, which amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. ASU 2018-15 aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019. Early adoption is permitted.

The Company has chosen to adopt this guidance during the three months ended September 30, 2019.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On November 1, 2019, Heska Corporation (“Heska”) filed a complaint for damages and injunctive relief (the “Complaint”) in the United States District Court for the Middle District of North Carolina, Case 1:19-cv-01108-LCB-JLW, against Qorvo US, Inc. (“Qorvo US”), Qorvo Biotechnologies, LLC (“Qorvo Biotech” and, together with Qorvo US, “Qorvo”) and the Company (collectively with Qorvo, the “Defendants”). The Complaint alleges, among other things, that the Defendants improperly obtained Heska’s trade secrets and confidential information and/or conspired to use improper means to misappropriate Heska’s trade secrets related to an instrument and related consumable products for performing immunoassay analysis of biomarkers and other substances. The Complaint seeks compensatory and exemplary damages, as well as preliminary and permanent injunctive relief to prevent the Defendants from commercializing the Company’s TRUFORMATM diagnostic instrument. For the reasons set forth below, the Company believes that the allegations in the Complaint have no merit and will not have a material adverse effect on the Company’s business, results of operations or financial condition, and the Company reaffirms its intention to commence the commercialization of its TRUFORMATM platform in the first quarter of 2020.

Under the terms of the Development and Supply Agreement, dated November 26, 2018, by and between Qorvo Biotech and the Company (the “Qorvo Agreement”), Qorvo Biotech agreed to indemnify the Company and certain related parties against claims alleging infringement or misappropriation of third-party intellectual property rights, subject to certain limitations and exceptions. Qorvo Biotech has notified the Company that Qorvo Biotech has assumed the defense of the Complaint and will indemnify the Company for losses arising from the Complaint in accordance with the terms of the Qorvo Agreement. Qorvo Biotech has further advised the Company that it intends to mount a vigorous defense to the claims in the Complaint, and that it believes the allegations contained in the Complaint are without merit for many reasons, including without limitation, the following:

•	The Complaint fails to identify any Heska proprietary trade secret technology that is contained in the TRUFORMATM platform, and Qorvo and Zomedica are aware of no such technology; and

•	Two United States courts have previously considered many of the same allegations contained in the Complaint, and after extensive motion practice, refused to grant Heska’s requests to take discovery from Qorvo relating to Heska’s claims. During those proceedings, Heska did not demonstrate that Qorvo was using any Heska proprietary trade secret technology.

Item 1A. Risk Factors.

RISK FACTORS

Risks Related to Our Business

We have a limited operating history, are not profitable and may never become profitable.

We have not generated any revenue to date, and we expect to continue to incur significant research and development costs and other expenses. Our net loss and comprehensive loss for the three months ended September 30, 2019 and September 30, 2018 was $3,338,549 and $1,910,278, respectively, for the nine months ended September 30, 2019 and September 30, 2018 was $17,419,886 and $8,226,005, respectively, and for the years ended December 31, 2018 and December 31, 2017 was $16,647,687 and $8,065,075, respectively. Our accumulated deficit as of September 30, 2019 was $49,693,673. As of September 30, 2019, we had total shareholders’ equity of $4,540,629. We expect to continue to incur losses for the foreseeable future, which will increase significantly from historical levels as we expand our product development activities (including conducting required clinical studies and trials), seek necessary approvals for our product candidates, and begin commercialization activities. Even if we succeed in developing and broadly commercializing one or more of our product candidates, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or cease operations.

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

We have pending trademark applications for our company name and composite marks comprised of our company name, logo and/or slogan in the U.S., Canada, European Union, the United Kingdom, and Mexico. In addition, we have pending trademark applications for our “Voice of the Vet” mark in the U.S. and Canada. We have secured two registrations in the European Union for our company name, company name and logo, and for the mark “Voice of the Vet powered by Zomedica” (and Design). We also have secured registrations in Brazil for our company name and logo. While we cannot make assurances that any pending trademark applications will mature to registration, most of these applications are now poised to mature to registration.

We have also filed for protection of several product names in the U.S., Canada and European Union. Currently, no significant hurdles have been encountered in the registration process. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA-CVM or the USDA-CVB regardless of whether we have registered it, or applied to register it, as a trademark. The FDA-CVM typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA-CVM or the USDA-CVB object to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA-CVM and the USDA-CVB.

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

Our business depends on our ability to acquire rights to use intellectual property developed by third parties and to avoid infringing the proprietary rights of third parties. We may not be able to obtain such rights on terms acceptable to us, if at all. We may be subject to claims of third parties alleging infringement of their intellectual property rights. If we are sued for infringing third party intellectual property rights, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates or increase the cost of such development.

Our commercial success depends on our ability to develop, manufacture, market and sell our product candidates and use the proprietary technologies we have developed or licensed for use in our product candidates without infringing the proprietary rights of third parties. We may not be able to obtain rights to use technology developed by third parties on terms acceptable to us, if at all.

We cannot assure you that marketing and selling our product candidates and using such technologies will not infringe the intellectual property rights of third parties. We may be exposed to, or threatened with, future litigation by third parties alleging that our product candidates or proprietary technologies infringe such third parties’ intellectual property rights. This type of litigation can be costly and could adversely affect our operating results and divert the attention of managerial and technical personnel, even if it is ultimately determined that we have not infringed such third-party rights. Such litigation could prevent or delay us from developing or commercializing our product candidates or increase the cost of such development. There is a risk that a court could decide that we are infringing the third party’s intellectual property rights and could order us to stop the activities covered by such third-party rights. In addition, there is a risk that a court could order us to pay the other party significant damages for having violated the other party’s intellectual property rights. We may be forced to seek a license to use such intellectual property on terms that are not favorable to us.

Because we rely on certain third-party licensors and partners and will continue to do so in the future, if one of our licensors or partners is sued for infringing a third party’s intellectual property rights, our business, financial condition, operating results and prospects could suffer in the same manner as if we were sued directly, even if we are entitled to indemnification for such claims.

The occurrence of any of the foregoing could adversely affect our business, financial condition or operating results.

On November 1, 2019, Heska Corporation (“Heska”) filed a complaint for damages and injunctive relief (the “Complaint”) in the United States District Court for the Middle District of North Carolina, Case 1:19-cv-01108-LCB-JLW, against Qorvo US, Inc. (“Qorvo US”), Qorvo Biotechnologies, LLC (“Qorvo Biotech” and, together with Qorvo US, “Qorvo”) and the Company (collectively with Qorvo, the “Defendants”). The Complaint alleges, among other things, that the Defendants improperly obtained Heska’s trade secrets and confidential information and/or conspired to use improper means to misappropriate Heska’s trade secrets related to an instrument and related consumable products for performing immunoassay analysis of biomarkers and other substances. The Complaint seeks compensatory and exemplary damages, as well as preliminary and permanent injunctive relief to prevent the Defendants from commercializing the Company’s TRUFORMATM diagnostic instrument.

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

Zomedica Pharmaceuticals Corp.

By:	/s/ Gerald Solensky, Jr.
Name:	Gerald Solensky, Jr.
Title:	Chief Executive Officer

By:	/s/ Shameze Rampertab
Name:	Shameze Rampertab
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409)).

3.2	Amended and Restated By-Law No. 1 of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409)).

3.3	Certificate of Amendment and Registration of Restated Articles of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409)).

3.4	Certificate of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409)).

3.5	Articles of Amendment to the Articles of Incorporation of Zomedica Pharmaceuticals Corp.

10.30+	Executive Employment Agreement between Zomedica Pharmaceuticals Corp. and Stephanie Morley (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed on September 17, 2019).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

+ Indicates management contract or compensatory plan.