Form 10-K
period 2019-12-31
Zomedica Pharmaceuticals Corp.
filed 2020-02-26
CIK 1684144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

Commission file number:

001-38298

ZOMEDICA PHARMACEUTICALS CORP.

(Exact name of registrant as specified in its charter)

Alberta, Canada	N/A
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

100 Phoenix Drive, Suite 180, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (734) 369-2555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	ZOM	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☑ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company ☑

Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of June 30, 2019, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $11.5 million based on the last reported sale price of the common shares on the NYSE American on June 28, 2019.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of the registrant’s common shares outstanding as of February 26, 2020, was 128,871,732.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as the safe harbor provisions of applicable Canadian securities legislation, that are based on management’s beliefs and assumptions and on information currently available to management. Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Form 10-Q contain forward-looking statements. In some cases, you can identify forward-looking statements through our use of words such as “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	the success, cost and timing of our research and development activities, validation studies and pivotal trials, including with respect to our TRUFORMA™ platform and our other diagnostic and therapeutic product candidates;

•	our ability to find development and commercialization partners for our liquid biopsy platform and our therapeutic product candidates and the terms of any collaboration agreements we enter into with respect thereto;

•	our ability to obtain regulatory approval from the Food and Drug Administration’s Center for Veterinary Medicine (FDA-CVM) and/or the USDA Center for Veterinary Biologics (USDA-CVB) for our pharmaceutical and diagnostic product candidates, as applicable;

•	our ability to obtain funding for our operations;

•	our obligation to pay a portion of our “net sales” to holders of our Series 1 Preferred Shares;

•	our ability to raise additional capital, considering the significant obligations under our Series 1 Preferred Shares;

•	the ability of our contract research organizations to appropriately conduct our safety studies and certain development activities;

•	the ability of our contract manufacturing organizations to manufacture and supply our product candidates in accordance with current Good Manufacturing Practices and our clinical needs;

•	the ability of our contract manufacturing organizations to manufacture and supply our product candidates in accordance with current Good Manufacturing Practices and our clinical needs;

•	our plans to develop and commercialize our product candidates;

•	our ability to develop and commercialize product candidates that can compete effectively against the product candidates developed and commercialized by our competitors or that can meet the current standards of care (including human generic drugs);

•	the size and growth of the veterinary diagnostics and therapeutics markets;

•	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

•	regulatory developments in the United States;

•	the loss of key scientific or management personnel;

•	our expectations regarding the period during which we will be an “emerging growth company” under the JOBS Act;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and

•	our status as a “passive foreign investment company” for U.S. federal income tax purposes.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipate in our forward-looking statements. Please see “Risk Factors” below for additional risks which could adversely impact our business and financial performance.

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

BUSINESS

Overview

We are a development stage veterinary diagnostic company focused on creating point-of-care diagnostic platforms for use by veterinarians treating companion animals (canine, feline, and equine). We believe that our diagnostic platforms have the potential to significantly improve the diagnosis and treatment of various diseases affecting companion animals. We also believe that there are significant unmet medical needs for point-of-care diagnostic tools for use on pets, and that the pet diagnostic segment of the animal health industry is likely to grow substantially as new diagnostic tools and treatments are identified, developed, and marketed specifically for companion animals.

Market Opportunity

U.S. consumers spent an estimated $75 billion on their pets in 2019, according to the American Pet Products Association, or APPA, an increase of approximately 4% from 2018. The veterinary care segment accounted for an estimated $19 billion in revenue in 2019, an increase of approximately 5% from 2018. According to dvm360 Magazine’s State of the Profession survey for 2015, diagnostics comprise 18%, and vaccinations, pharmaceuticals and biologicals comprise 25% of gross revenue at the veterinary practice level.

Veterinary diagnostics is a growing market. According to a 2016 pet owner survey conducted by The Human Animal Bond Research Institute Foundation in partnership with Cohen Research Group, 68% of U.S. households have at least one pet, 83% of dog-owning households visit the vet every year and it is estimated that there were 170 million clinical visits in the U.S in 2018.

The dvm360 Magazine survey also states that 61% of respondents indicated that they were providing more diagnostic services than the prior year. Similarly, a 2016 Credit Suisse survey of veterinarians found that 73% of respondents expected their diagnostic testing to increase over the next 12 months. According to MarketsandMarkets, the companion animal diagnostics market is projected to reach $2.8 billion by 2024 from $1.7 billion in 2019, at a Compounded Annual Growth Rate, or CAGR of 9.8%. The growth in this market is driven by the rising companion animal population, increasing demand for pet insurance, and the growth in the number of veterinary practitioners in developed countries. The growing demand for rapid tests and portable instruments for point-of-care services is expected to offer potential growth opportunities for market players in the coming years. Furthermore, in August of 2017, Accuracu Research, reported that the global veterinary immunodiagnostic market was expected to grow at a CAGR of 10.2% and reach $2.68 billion by 2025.

Packaged Facts’ Pet Medications, in its U.S. report for 2017, estimated the size of the U.S. pet medication market, the largest companion animal market worldwide, at $8.6 billion in 2017, up from $7 billion in 2015. Future Market Insights estimates that the global companion animal drug market is expected to grow at a compounded annual growth rate of 4.9% from 2015 - 2025.

We believe that several factors have contributed and will continue to contribute to an increase in spending on pet diagnostics and therapeutics. Companion animals are generally living longer, with the average lifespan for dogs increasing by half a year to 11 years between 2002 and 2012, according to a study by Banfield Pet Hospital. In 2015, the American Animal Hospital Association estimated that the average dog will account for approximately $3,600 in veterinary bills over its lifespan. According to Pet Supplies Plus, baby boomers are adopting pets in record numbers. In its December 2015 issue, Pet Business magazine predicted that the millennial generation would continue the trend of the baby boomers in their enthusiasm for and interest in their pets and pet products and services. This, we believe, along with the increasing awareness of, as the U.S. Public Health Service states, “the mental and emotional benefits of companion animals” and our use of companion animals to address or assist in a range of health and wellness issues including post-traumatic stress disorder and autism, will bolster the growth and development of the pet therapeutics and diagnostics market.

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

Development of Companion Animal Therapeutics

Compared to human drug development, the development of companion animal therapeutics is generally faster and less expensive since it requires fewer clinical studies involving fewer subjects and can be conducted directly in the target species. Because our product candidates are based on drugs that have been successfully developed and approved for human use-as opposed to drugs based on new active pharmaceutical ingredients (APIs)-we believe that we will be able to avoid or minimize the expenses associated with the human drug development process and more rapidly advance our development programs, while continuing to comply with current good manufacturing practices, or cGMP, for our product candidates. Since we are not pursuing entirely new chemical entities with our drug product candidates, we believe the risk of failure of a specific drug product candidate is significantly lower compared to developing a novel compound.

Unmet Medical Needs

Diagnostics

We believe that there is a significant unmet medical need for faster, more efficient and accurate disease/condition detection solutions for veterinarians. We believe that we have identified potential diagnostic assays that have the potential to satisfy unmet needs or improve upon existing diagnostic processes frequently used by companion animal veterinarians.

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

Therapeutics

Despite the growing market for pet therapeutics, there are relatively few treatment options approved for use in companion animals, as compared to those approved for humans. As a result, veterinarians often must resort to prescribing products approved for use in humans, but not approved or formulated for use in companion animals and must rely upon trial and error or untested rules of thumb to assess the proper dosage needed to be effective in the particular species without undue risk of side effects. The veterinarian must also find a way to administer the human product to animals and determine the actual dosage amount, tasks which are important and potentially overlooked as practical considerations in the treatment of companion animals. To do this, veterinarians often rely on compounding pharmacies to formulate human drugs into species’ appropriate doses and formulations. As a result, veterinarians are forced to rely on therapeutics not proven safe and effective for their patients and on formulations for which no regulatory approval has been obtained. At the same time, the use of compounding pharmacies results in the veterinary clinic’s loss of much of the associated prescription revenue.

Product Pipeline

TRUFORMA™ Platform

Our strategic focus is on the final development and commercialization of our TRUFORMA™ diagnostic biosensor platform and the first five assays for the detection of adrenal and thyroid disorders in cats and dogs. The TRUFORMA™ platform uses Bulk Acoustic Wave (BAW) technology to provide a non-optical and fluorescence free detection system for use at the point-of-care. We believe that BAW technology will enable precise and repeatable test results at the point-of-care during a typical veterinary appointment. The TRUFORMATM platform is being developed together with Qorvo Biotechnologies, LLC., or Qorvo Biotech.

Thyroid and adrenal disorders are some of the most common endocrine disorders in dogs and cats and diagnostics are a vital part of identifying these disorders in sick patients as well as geriatric wellness panels. Multiple assays must be performed to reach a definitive diagnosis but the ability to run all the necessary tests at the point-of- are does not currently exist and some tests must be sent to a reference lab. The initial three thyroid assays we are developing are: Total T4: Canine & Feline (thyroxine), Free T4: Canine, and TSH: Canine & Feline (thyroid stimulating hormone) and the two adrenal assays are Cortisol: canine, and Endogenous ACTH: canine (endogenous adrenocorticotropic hormone, or eACTH). Feasibility results showed a correlation data range of 0.95 – 0.99 to standard of care reference lab instruments for all five assays, which should provide a definitive diagnosis during the patient’s visit.

Current methods for diagnosing the two most common canine adrenal diseases, Cushing’s and Addison’s, may require multiple visits, potential hospitalization of dogs for injections and multiple blood draws over time which is expensive, stresses patients, and requires significant veterinary staff time. The availability of canine eACTH at point-of-care has the potential to change the way veterinarians manage two chronic and potentially life-threatening diseases in dogs by providing accurate results more quickly and at a lower cost.

Hyperthyroidism is a common and chronic metabolic disorder in cats, requiring life-long treatment. It is estimated that over 10 percent of all senior cats will develop hyperthyroidism. (Feline hyperthyroidism - J Feline Med Surg. 2012 Nov;14(11):804-18. doi: 10.1177/1098612X12464462. Hyperthyroidism in cats: what's causing this epidemic of thyroid disease and can we prevent it? Peterson M.)

Verification of TRUFORMA’s™ initial assays is expected to be completed by the end of the first quarter of 2020. Assuming successful completion of verification, our goal is to complete validation by the end of the second quarter of 2020. We intend to commence a pilot program in parallel to the validation work to optimize the customer experience. Assuming successful completion of these phases of work, we expect to commence commercialization of all five initial assays in select strategic markets by the end of 2020. We believe our initial assays do not require premarket regulatory approval by U.S. regulators. Following commercial launch of TRUFORMA™, the Company intends to develop the platform’s next two assays for non-infectious gastrointestinal disease.

Pathogen Detection Program

Following the commercial launch of TRUFORMA™, we expect to continue the development of another point-of-care diagnostic platform, which is based on miniaturized laser-based Raman spectroscopy technology and is designed to detect pathogens in companion animals. We believe this platform will enable the identification of biological and biochemical signatures in complex biological samples and has the potential to achieve reference lab sensitivity/specificity to screen for a wide range of pathogens in companion animal feces, urine, respiratory, and dermatological samples in minutes without the need for extensive sample prep or the use of reagents. The diagnostic platform requires a small fecal sample preparation. Additionally, the platform has automated analysis and does not require specialized staff training. Assuming development work is successfully completed we expect the commercial launch of our fecal test to occur by 2022 and urine tests by 2023. We believe that this diagnostic platform does not require pre-market regulatory approval for use with companion animals in the United States. This platform is being developed together with Seraph Biosciences, Inc., or Seraph.

Veterinarians must use slow, unreliable manual processes to identify fecal parasitic infections at the point-of-care. Consequently, veterinarians frequently send samples out to reference labs to test for and identify parasitic infections, which is relatively expensive and takes several days, delaying diagnosis and treatment. We expect that our diagnostic platform will deliver multiple benefits over existing technology, including speed of results with minimal sample preparation time to achieve real-time analysis of a sample in a disposable cuvette. We believe that assay testing with our platform can result in a definitive, reliable identification of fecal and urine infections within minutes. In addition to faster results and treatment, an added benefit to pet owners is expected to be the small sample size requirements, which are expected to reduce the burden of collection by the owner prior to the visit.

We have filed a U.S. patent application covering compositions and methods for five fecal parasite detection assays for detecting parasitic infections in cats and dogs and submitted a U.S. provisional patent application covering compositions and methods for detecting urinary tract infections for use in our pathogen detection platform.

“Liquid Biopsy” Platform

We have performed initial development work on a circulating tumor cell (CTC) “liquid biopsy” platform for use in a reference lab setting as a canine cancer diagnostic. This platform is intended for use to detect canine cancers faster, more affordably and less invasively compared to existing methods, which can be expensive and cost prohibitive for pet owners. We have worked on the development of an assay for use with this platform that targets hard-to-diagnose canine cancers, such as hemangiosarcoma and osteosarcoma. This platform is being developed together with Celsee, Inc., or Celsee.

The liquid biopsy is a blood test that we believe has the potential to detect the presence of CTCs, which are cells that have shed from a primary tumor into neighboring blood vessels and are transported throughout the body’s circulatory system. Diagnosing certain cancers in canines is difficult because the location of the tumor may make it difficult or risky to obtain cell material through a biopsy. In addition, the overall health of a canine may increase the risk of performing a biopsy. Our initial development work focused on testing for difficult to biopsy cancers such as hemangiosarcoma and osteosarcoma in canines. Other diagnostic technologies, such as advanced imaging, are expensive while others, such as histopathologic examination, may take several days or more to provide a definitive diagnosis. We believe that the detection of CTCs in the blood could provide strong clinical support for a cancer diagnosis without the need for an invasive tissue biopsy or other expensive or time-consuming diagnostic test.

We have done development work on an assay for the detection of a blood-borne lymphoma cancer intended for use with this liquid biopsy platform. Lymphomas represent approximately 10-25% of all cancers diagnosed in dogs.

The lymphoma assay is designed to identify specific genetic abnormalities using fluorescence in situ hybridization (FISH). FISH tests are regularly used for cancers in human medicine, such as the HER2 breast cancer test.

In early 2020, we successfully completed the development and manufacturing milestones for our liquid biopsy platform.

Consistent with our focus on the development of point-of-care diagnostic platforms, we intend to seek one or more partners for the further development and commercialization of the liquid biopsy platform.

Therapeutic Candidates

We have identified a number of drugs which have proven safe and effective in humans that we have sought to develop for use in canines and felines. We believe this development approach enables us to reduce the risks associated with obtaining regulatory approval for unproven product candidates and shortens the development timeline necessary to bring our product candidates to market.

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

Our third drug product candidate is ZM-006, a transdermal gel formulation of methimazole targeting the chronic treatment of hyperthyroidism in cats. Hyperthyroidism is one of the most commonly diagnosed endocrine disorders in middle-aged to older cats according to the American Association of Feline Practitioners. We are investigating ZM-006 pursuant to an INAD opened with the FDA-CVM in June 2016. The API in ZM-006, methimazole, most commonly known as Tapazole®, has been the subject of multiple studies in humans and has been approved for oral use in humans for decades. Our transdermal gel formulation is intended to provide an alternative to an oral tablet formulation already approved by the FDA-CVM for cats, known as Felimazole®. Felimazole® is a twice a day oral dose whereas the Zomedica ZM-006 formulation is a transdermal once daily dose. We do not believe that the API in ZM-006 is protected by any patents or other proprietary rights of third parties. ZM-006 is intended for application to the inside of the cat’s ear. We conducted a pilot efficacy study at the University of Georgia College of Veterinary Medicine and Quakertown Veterinary Clinic, an American Animal Hospital Association (AAHA) accredited hospital, that concluded December 2019 and results are being evaluated.

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

Consistent with our focus on the development of point-of-care diagnostic platforms, we intend to seek one or more partners for the further development of our therapeutic candidates.

License Agreements

In November 2018, we entered into a development and supply agreement with Qorvo focused on bringing Qorvo’s piezo-electric BAW sensor to the veterinary health sector. Under the terms of this agreement, we have exclusive, global rights to develop and market Qorvo's investigational point-of-care diagnostic platform for veterinary use. Under the agreement, Qorvo and we will collaborate on the development of veterinary diagnostic assays. The joint development work initially targets five assay cartridge candidates to detect the thyroid and adrenal disorders in dogs and cats. Qorvo is responsible for the development of the assay cartridges and the instrument. We have agreed to pay for the associated non-recurring engineering costs of up to $500,000 per assay cartridge and the instrument and are responsible for the validation of the assay cartridges and the instrument. Qorvo will supply us, on an exclusive basis, with the instruments and the related assay cartridges to be developed under the agreement pursuant to a rolling forecast, subject to specified minimum purchase requirements, at prices specified in the agreement. We will be responsible for the marketing and sale of the disposable assay cartridges and instruments.

The agreement, which is exclusive worldwide in the practice of veterinary medicine for the health and wellbeing of any non-human animal, has an initial term of ten years (subject to early termination and extension in certain circumstances).

We paid Qorvo $1.0 million and issued to Qorvo unregistered common shares having a value of $4.4 million, consisting of an aggregate of 2,565,789 common shares with an ascribed price of $1.52 per share. We paid an additional $5 million of milestone payments in the first quarter of 2019. We have agreed to pay Qorvo additional milestone payments in cash or, if elected by Qorvo, additional unregistered common shares having a value calculated as specified in the agreement. The total amount of additional milestone payments (if all milestones are met) will be $5 million (if paid entirely with cash) or up to $5.45 million (consisting of cash in the amount of $3.5 million and unregistered common shares having a value of $1.95 million, if Qorvo elects to receive compensation partially in equity). In connection with the agreement, we entered into a registration rights agreement providing Qorvo with certain registration rights with respect to the common shares to be issued by us under the agreement.

In May 2018, we entered into a development, commercialization and exclusive distribution agreement with Seraph, a human biomedical device company. Under the terms of this agreement, we have exclusive global veterinary industry rights to develop and market a novel pathogen detection system in the form of a point-of-care diagnostic instrument. The agreement covers development and validation of our fecal/urine pathogen detection assays. We are responsible for development and validation, and their associated costs. Seraph will supply us, on an exclusive basis, with the hardware platform, associated software and the consumables to be developed under the agreement, pursuant to a rolling forecast, at prices specified in the agreement. We will be responsible for the marketing and sale of the hardware platform, associated software and the consumables. The agreement, which is exclusive to the field of global veterinary diagnostic applications, has a term of seven years (subject to adjustment in certain circumstances) and automatically renews for additional one-year terms thereafter.

We paid Seraph up-front fees of $500,000 and issued to Seraph unregistered common shares having a value of $1,238,513, consisting of an aggregate of 641,717 common shares at an ascribed price of $1.9479 per share. Seraph is entitled to additional payments for development costs. Seraph will be entitled to receive up to an additional $7,000,000, payable 50 percent in cash and 50 percent in additional unregistered common shares, upon the achievement of a series of staged, specified milestones, including completion of laboratory studies and field studies, production and commercial shipment of products. Seraph is entitled to certain registration rights with respect to the common shares to be issued by us under the agreement. In addition, we have agreed to pay Seraph license fees based on a percentage of gross profit from commercial sales of the product.

In January 2017, we entered into a collaborative research agreement with Celsee, a developer of diagnostics for the detection and quantification of cells and other markers. Subsequent to this agreement, in December 2017, we entered into a license and supply agreement with Celsee for exclusive global rights to develop and market Celsee’s liquid biopsy platform. The agreement with Celsee covers the development and commercialization of liquid biopsy assays and related consumables for the detection of cancer in companion animals.

We paid Celsee up-front fees of $500,000 and issued to Celsee unregistered common shares having a value of $230,131, consisting of an aggregate of 112,314 common shares at an ascribed price of $2.2259 per share. We issued Celsee an additional 657,894 unregistered common shares having a value of $1 million at an ascribed price of $1.52. upon the achievement of specified milestones-namely, completion of product development and upon successful completion of manufacturing milestones. All milestone payments to Celsee were satisfied as of December 31, 2019.

In January 2020, we amended and restated the Celsee agreement to acknowledge the completion of the initial development work and to provide for definitive supply and pricing terms for the liquid biopsy instrument and related consumables.

Under the terms of the restated agreement, we continue to have veterinary oncology care exclusive global rights to develop and market Celsee’s liquid biopsy platform for use by veterinarians as a cancer diagnostic.

Celsee will supply us on an exclusive basis with the assays and the consumables for the products to be developed under the agreement pursuant to a rolling forecast to be provided by us at prices specified in the agreement. We will be responsible for the marketing and sale of the assays and the related consumables. The agreement, which is exclusive in the field of veterinary cancer diagnostic applications, has a term of five years (subject to termination in certain circumstances) and automatically renews for additional two-year terms thereafter (subject to either party determining not to renew).

Research and Development

We engage in development work on our diagnostic platforms in conjunction with our strategic partners. We also engage in research and development activities relating to our drug product candidates. We use various contract research organizations, or CROs, to assist in performing our research and development activities.

In connection with these activities, we have incurred and will continue to incur significant research and development expenses. Our research and development expenses were $10,345,291 for the year ended December 31, 2019 and $10,317,153 for the year ended December 31, 2018.

Sales and Marketing

We intend to commercialize our diagnostic products with a direct sales force and industry partners. We intend to market these products directly to veterinarians whom we believe are self-motivated to utilize advanced diagnostics in order to improve the health of companion animals, while also generating additional revenue.

We intend to seek partners to continue development and commercialization of our liquid biopsy platform and our therapeutic assets.

We believe our strategy of marketing directly to veterinarians is consistent with the current practice of veterinarians who perform some of their own diagnostic tests and send other diagnostic samples to reference labs for analysis. We also intend to selectively utilize distributors, which we believe will enable us to expand our commercial reach to a majority of all veterinarians in our chosen markets. We believe that we can compete effectively with a combination of our own direct sales force and complementary distributors.

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

During 2019, we have increased our investment in building brand and product awareness as a valued veterinary partner with clinical practitioners.

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

Under our license and supply agreements, Qorvo, Seraph and Celsee are responsible for the manufacture and supply of the equipment and consumables to us. These strategic partners have primary responsibility for assuring that all products will be manufactured in accordance with applicable laws and meet all agreed upon specifications.

To ensure a dependable and high-quality supply of the APIs for our pilot studies and pivotal trials, we rely on cGMP-compliant contract manufacturers. Because the APIs in our drug product candidates are used in human drugs that are no longer subject to patent protection, we believe that there are multiple contract manufacturers for our drug product candidates that have demonstrated the ability to provide high-quality formulated products more cost effectively than we could on our own. We believe that the contract manufacturers of our trial supplies will be able to provide commercial supplies of any of our drug product candidates that are approved for marketing.

While we and our contract manufacturers have historically been able to obtain supplies of the APIs for development of our drug product candidates, neither we nor our contract manufacturers have long-term supply agreements with the API manufacturers. We also have no agreements for commercial-scale supply of the API or manufacture of any of our drug product candidates.

Intellectual Property

We intend to rely primarily upon a combination of in-licensing exclusive rights, regulatory exclusivity, proprietary know-how, and confidentiality agreements to protect our diagnostic assays, product formulations, processes, methods and other technologies and to preserve any trade secrets and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. We currently do not own any issued patents, although we intend to apply for patent protection where feasible

Our diagnostic technologies are dependent on intellectual property developed by our strategic partners and licensed to us. We do not own the intellectual property rights that underlie these technology licenses. Our rights to use the technology we license are subject to the negotiation of, continuation of and compliance with the terms of our licenses. However, we have filed four U.S. patent applications and two Patent Cooperation Treaty (PCT) applications for U.S. and international protection of our diagnostic tests. Three of these applications cover tests developed for our liquid biopsy platforms, and one covers pathogen detection.

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

During development, the applicant will usually submit a proposed pivotal trial protocol to the FDA-CVM for review and concurrence prior to conducting the trial. The applicant must gather and submit data on manufacturing, safety and effectiveness to the FDA-CVM for review.

The pivotal clinical trial must be conducted with the formulation of the drug product candidate that is intended to be commercialized, and is a multi-site, randomized, controlled study, generally with a placebo control. To reduce bias in the study, individuals doing the assessment are not told whether the subject is in the group receiving the treatment being tested or the placebo group.

Once all data have been submitted and reviewed for each technical section - safety, effectiveness and chemistry, manufacturing and controls, or CMC - the FDA-CVM issues a “technical section complete letter” as each section review is completed, and when all three letters have been issued, the applicant prepares a draft of the Freedom of Information Summary, the proposed labeling, and all other relevant information, and submits these for FDA review. An administrative NADA is a NADA that is submitted after all of the technical sections that fulfill the requirements for the approval of the new drug product candidate have been reviewed by FDA-CVM and FDA-CVM has issued a technical section complete letter for each of those technical sections. Although this process is not required and submission of a non-administrative NADA is also acceptable, we plan to take advantage of the administrative NADA process to obtain a timelier phased review. Because FDA-CVM has already reviewed the individual technical sections before the administrative NADA is filed, FDA-CVM is committed under the Animal Drug User Fee Act (ADUFA) to reviewing and acting on 90% of administrative NADAs within 60 days after submission. The FDA-CVM user fee goal is to review and act on 90% of non-administrative NADAs within 180 days after submission. After approval, we will be required to collect reports of adverse events and submit them on a regular basis to the FDA.

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

Employees

As of December 31, 2019, we had 28 employees. Of our employees, ten are engaged in research and development activities, seven are engaged in business development and marketing activities, and eleven are engaged in corporate and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Properties

Our corporate headquarters and research and development laboratory are located in Ann Arbor, Michigan where we lease and occupy approximately 16,226 feet pursuant to a lease that expires January 31, 2025. In February 2020 we entered into an amended lease agreement whereby our original lease for approximately 26,540 square feet of space was bought out and a new lease was issued for 16, 226 square feet of office space

Legal Proceedings

On November 1, 2019, Heska Corporation (“Heska”) filed a complaint for damages and injunctive relief (the “Complaint”) in the United States District Court for the Middle District of North Carolina, Case 1:19-cv-01108-LCB-JLW, against Qorvo US, Inc. (“Qorvo US”), Qorvo Biotechnologies, LLC (“Qorvo Biotech” and, together with Qorvo US, “Qorvo”) and the Company (collectively with Qorvo, the “Defendants”). The Complaint alleges, among other things, that the Defendants improperly obtained Heska’s trade secrets and confidential information and/or conspired to use improper means to misappropriate Heska’s trade secrets related to an instrument and related consumable products for performing immunoassay analysis of biomarkers and other substances. The Complaint seeks compensatory and exemplary damages, as well as preliminary and permanent injunctive relief to prevent the Defendants from commercializing the Company’s TRUFORMATM diagnostic instrument. On January 21, 2020, the Defendants filed a motion seeking dismissal of the Complaint. On February 11, 2020, Heska filed its response to the Defendants’ motion to dismiss to which the Defendants responded on February 25, 2020. The Company believes that the allegations in the Complaint have no merit and will not have a material adverse effect on the Company’s business, results of operations or financial condition, and the Company reaffirms its intention to commence the commercialization of its TRUFORMATM platform by the end of 2020.

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

Corporate Information

Zomedica Pharmaceuticals Corp. (formerly, Wise Oakwood Ventures Inc.) was originally incorporated as Wise Oakwood Ventures Inc. on January 7, 2013 under the Business Corporations Act (Alberta). On October 28, 2013, we completed our initial public offering in Canada and became classified as a Capital Pool Company, as defined under the rules of the TSX Venture Exchange, or TSX-V. On April 21, 2016, we changed our name to Zomedica Pharmaceuticals Corp. and consolidated our common shares on a one-for-two and one-half (2½) basis. ZoMedica Pharmaceuticals Inc., or ZoMedica Inc., was incorporated on May 14, 2015 under the Canada Business Corporations Act. On April 21, 2016, we completed a qualifying transaction, or the Qualifying Transaction, under TSX-V Policy 2.4 - Capital Pool Companies, consisting of a three-cornered amalgamation among our company, ZoMedica Inc. and our wholly-owned subsidiary. Under the Qualifying Transaction, ZoMedica Inc. and our subsidiary were amalgamated to form Zomedica Pharmaceuticals Ltd., or Zomedica Ltd. As consideration for the amalgamation, shareholders of ZoMedica Inc. became the owners of 97.6% (non-diluted) of our common shares, and ZoMedica Ltd. became our wholly-owned subsidiary. Subsequent to the Qualifying Transaction, Zomedica Ltd. was vertically amalgamated into our company. We have one wholly-owned subsidiary, Zomedica Pharmaceuticals, Inc., a Delaware company. ZoMedica Inc. entered into the Qualifying Transaction in order to accomplish the following:

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

On February 10, 2020, we effected the voluntary withdrawal of our common shares from listing on the TSX-V.

Our principal executive offices are located at 100 Phoenix Drive, Suite 180, Ann Arbor, MI 48108, and our telephone number is (734) 369-2555. Our website address is www.zomedica.com. The information contained in, or accessible through, our website is not part of the registration statement of which this prospectus forms a part.

Item 1A.	Risk Factors.

Risks Factors

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

We also have not generated any revenue to date, and we expect to continue to incur significant research and development costs and other expenses. Our net loss and comprehensive loss for the years ended December 31, 2019 and December 31, 2018 was $19,784,054 and $16,647,687, respectively. Our accumulated deficit as of December 31, 2019 was $52,057,841. As of December 31, 2019, we had total shareholders' equity of $2,095,459. We expect to continue to incur losses for the foreseeable future, which will increase significantly from historical levels as we expand our product development activities (including conducting required clinical studies and trials), seek necessary approvals for our product candidates, and begin commercialization activities. Even if we succeed in developing and broadly commercializing one or more of our product candidates, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or cease operations.

We will need to raise additional capital to achieve our goals.

We do not have any products approved for sale. Although we believe that we do not require pre-market approval from the U.S. Food and Drug Administration’s Center for Veterinary Medicine, or the FDA-CVM, to market and sell TRUMFORMATM , a Bulk Acoustic Wave sensor-based veterinary point-of-care diagnostic platform for performing immunodiagnostic testing, ZM-020, our Raman spectroscopy-based point-of-care diagnostic platform, nor ZM-017 and ZM-022, our circulating tumor cell, or CTC, diagnostic assay that we are developing, we do not expect to commence marketing of TRUMFORMATM the second half of 2020.

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

As a result of our recurring losses from operations and our accumulated deficit, the opinion of our independent registered public accountants on our financial statements as of and for the year ended December 31, 2019 contains a going concern modification. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of a going concern modification by our independent registered public accountants, our recurring losses, our accumulated deficit and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into contractual relationships with third parties.

We are substantially dependent on the success of our lead product candidates and cannot be certain that any of them will be approved for marketing, to the extent applicable, or successfully commercialized.

We have no products approved for sale in any jurisdiction and are focused primarily on the development of our lead diagnostic candidates. Accordingly, our near-term prospects, including our ability to generate material product revenue, or enter into potential strategic transactions, will depend heavily on the successful development and commercialization of one or more of our lead candidates, which in turn will depend on a number of factors, including the following:

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

Many of these factors are beyond our control. Accordingly, we cannot assure you that we will be successful in developing or commercializing any of our product candidates. If we are unsuccessful or are significantly delayed in developing and commercializing our product candidates, our business and prospects will be materially adversely affected, and you may lose all or a portion of your investment.

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

In addition, we currently purchase many products and materials from sole or single sources. Some of the products that we purchase from these sources are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. To mitigate risks associated with sole and single source suppliers, we will seek when possible to enter into long-term contracts that provide for an uninterrupted supply of products at predictable prices. However, some suppliers may decline to enter into long-term contracts, and we are required to purchase products with short term contracts or on a purchase order basis. There can be no assurance that suppliers with which we do not have contracts will continue to supply our requirements for products, that suppliers with which we do have contracts will always fulfill their obligations under these contracts, or that any of our suppliers will not experience disruptions in their ability to supply our requirements for products. In cases where we purchase sole and single source products or components under purchase orders, we are more susceptible to unanticipated cost increases or changes in other terms of supply. In addition, under some contracts with suppliers we have minimum purchase obligations, and our failure to satisfy those obligations may result in loss of some or all of our rights under these contracts or require us to compensate the supplier. If we are unable to obtain adequate quantities of products in the future from sole and single source suppliers, we may be unable to supply the market, which could have a material adverse effect on our results of operations.

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

Our lead drug product candidates include APIs already demonstrated safe and effective in humans and we expect that our future drug product candidates will be similarly based on such APIs. We do not engage in research or discovery of novel therapeutics but focus on drug product candidates with APIs that have been successfully commercialized or demonstrated to be safe and effective in humans, which we sometimes refer to as validated. We expect that there will be little, if any, third-party patent protection of the APIs in our drug product candidates. As a result, our drug product candidates may face competition from their human equivalents in situations where such equivalents are available and used in unapproved animal indications, which is known as off-label use. There is no assurance that the eventual prices of our drug products will be lower than or competitive with the prices of the human equivalents used off-label, or that a palatable, easy-to-administer formulation will be sufficient to differentiate them from their human equivalents.

Our product candidates will face significant competition and may be unable to compete effectively.

The development and commercialization of veterinary diagnostics and pharmaceuticals is highly competitive, and our success depends on our ability to compete effectively with other products in the market and identify potential partners for continued development and commercialization.

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

If our drug product candidates are approved, we expect to compete with large animal health companies including Merck Animal Health, the animal health division of Merck &Co., Inc.; Elanco Animal Health Incorporated; Bayer Animal Health, the animal health division of Bayer AG; Boehringer Ingelheim Animal Health, the animal health business unit of Boehringer Ingelheim GmbH; and Zoetis Inc., as well as European companies such as Virbac S.A., Vetoquinol S.A. and Dechra Pharmaceuticals PLC We are also aware of several smaller early stage companies that are developing products for use in the pet therapeutics market, including Kindred Biosciences, Inc., Aratana Therapeutics, Inc., . (a wholly owned subsidiary of Elanco Animal Health as of July 2019), Parnell Pharmaceuticals Holdings Ltd. and Jaguar Animal Health, Inc. We also expect to compete with academic institutions, governmental agencies and private organizations that are conducting research in the field of animal health medicines.

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

Our drug product candidates will face competition from various products approved for use in humans that are used off-label in animals, and all our products will face potential competition from new products in development. These and other potential competing products may benefit from greater brand recognition and brand loyalty than our drug product candidates may achieve.

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

Our ability to develop, manufacture and commercialize our drug product candidates is dependent on our establishing and maintaining relationships with GMP-compliant third-party manufacturers.

We have no internal manufacturing capabilities and we do not plan to develop such capabilities. As a result, our ability to manufacture and commercialize our product candidates is substantially dependent on our ability to ensure a dependable and high-quality supply of the APIs required for our pilot studies and pivotal trials and for future commercial manufacturing. We currently believe that, because the APIs used in our drug product candidates have been used in human drugs, there are multiple GMP-compliant manufacturers available that will be able to supply these APIs and that the contract manufacturers we currently use for our trial supplies will be able to provide commercial supplies of any of our drug product candidates. While we have historically been able to obtain the necessary supplies of our APIs for our development work, we cannot be certain that either we or our contract manufacturers will continue to be able to provide the necessary API supply. Neither we nor our contract manufacturers have long-term supply contracts with API manufacturers, and we have no agreements in place for the commercial-scale supply of any API or the manufacture of any of our drug product candidates. If we are unable to procure the requisite apply of an API or to contract with a GMP-complaint third-party manufacturer, we may be unable to continue to develop, manufacture or commercialize any of our product candidates and our business may fail to grow or develop.

The results of earlier studies may not be predictive of the results of our pivotal trials, and we may be unable to obtain regulatory approval for our existing or future diagnostic or drug product candidates under applicable regulatory requirements or maintain any regulatory approval obtained. The denial, delay or loss of any regulatory approval would prevent or delay our commercialization efforts and adversely affect our financial condition and results of operations.

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

In November 2018, we entered into a development and supply agreement with Qorvo Biotechnologies, LLC, or Qorvo, a wholly-owned subsidiary of Qorvo, Inc. Under this agreement, Qorvo is responsible for the development of certain assay cartridges and the related instrument. We agreed to pay the associated non-recurring engineering costs of up to $500,000 per assay cartridge and the instrument and are responsible for the validation of the assay cartridges and the instrument. Under the terms of this agreement, we are required to pay Qorvo additional milestone payments in cash or, if elected by Qorvo, additional unregistered common shares having a value calculated as specified in the agreement. The total amount of additional milestone payments (if all milestones are met) will be $10 million (if paid entirely with cash) or up to $10.9 million (consisting of cash in the amount of $7 million and unregistered common shares having a value of $3.9 million, if Qorvo elects to receive compensation partially in equity). At December 31, 2018, $5 million of milestone payment have been paid in cash. Total remaining milestone payments will be $5 million if paid entirely in cash, or $3.5 million in cash and $1.95 in unregistered common shares, if elected.

In May 2018, we entered into a development, commercialization and exclusive distribution agreement with Seraph Biosciences, Inc., or Seraph. Under this agreement, we are responsible for development and validation, and their associated costs. Seraph is entitled to additional payments for development costs. Seraph will be entitled to receive up to an additional $7,000,000, payable 50 percent in cash and 50 percent in additional unregistered common shares, upon the achievement of a series of staged, specified milestones, including completion of laboratory studies and field studies, production and commercial shipment of products. In addition, we have agreed to pay Seraph license fees based on a percentage of gross profit from commercial sales of ZM-020. At December 31, 2019, all milestone payments remain unpaid.

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

Our agreements with our CMOs and CROs may allow termination by the CMOs and CROs in certain circumstances with little or no advance notice to us. These agreements generally will require our CMOs and CROs to reasonably cooperate with us at our expense for an orderly winding down of the CMOs’ and CROs’ services under the agreements. If the CMOs and CROs conducting our manufacturing and studies do not comply with their contractual duties or obligations to us, or if they experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our development protocols or GXPs or for any other reason, we may need to secure new arrangements with alternative CMOs and CROs, which could be difficult and costly. In such event, our studies also may need to be extended, delayed or terminated as a result, or may need to be repeated. If any of the foregoing were to occur, regulatory approval and commercialization of our product candidates may be delayed, and we may be required to expend substantial additional resources.

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

We do not have the capability to manufacture our product candidates and do not intend to develop that capability. As a result, we rely on CMOs to produce our product candidates. We expect to enter into contracts with CMOs for the commercial scale production of the products we intend to commercialize. Reliance on CMOs involves risks, including:

•	the inability to meet our product specifications and quality requirements consistently;

•	inability to access production facilities on a timely basis;

•	inability or delay in increasing manufacturing capacity;

•	manufacturing and product quality issues related to the scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for commercial level activity;

•	a failure to satisfy any applicable FDA-CVM cGMP requirements on a consistent basis;

•	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

•	the reliance on a single source of supply which, if unavailable, would delay our ability to complete the development and testing and commercialization of our products;

•	the lack of qualified backup suppliers for supplies that are currently purchased from a single source supplier;

•	operations of our CMOs or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the CMO or supplier;

•	carrier disruptions or increased costs that are beyond our control; and

•	the failure to deliver products under specified storage conditions and in a timely manner.

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

Even if we obtain FDA-CVM, USDA-CVB or other regulatory approvals, our product candidates may not achieve market acceptance among veterinarians and pet owners and may not be commercially successful. Market acceptance of any of our product candidates for which we receive approval depends on a number of factors, including:

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

We do not currently have a fully staffed sales organization. We intend to commercialize any product candidate for which we received regulatory approval in the United States with a direct sales force and through third-party distributors. To achieve this, we will be required to build a direct sales organization and to establish relationships with distributors of veterinary products. We also will have to build our marketing, sales, managerial and other non-technical capabilities and make arrangements with third parties for distribution and to perform certain of these other services, and we may not be successful in doing so. Building an internal sales organization is time consuming and expensive and will significantly increase our compensation expense. We may be unable to secure third-party distribution contracts with distributors on favorable terms or at all. We have no prior experience in the marketing, sale and distribution of pharmaceuticals or diagnostic products for companion animals and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and motivate qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively oversee a geographically dispersed sales and marketing team. If we are unable to build an effective sales organization and/or if we are unable to secure relationships with third-party distributors for our product candidates, we will not be able to successfully commercialize any product for which we receive marketing approval, our future product revenue will suffer and we would incur significant additional losses.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We are highly dependent upon our senior management, particularly Shameze Rampertab, CPA, CA, our interim Chief Executive Officer and Chief Financial Officer, Stephanie Morley, DVM, our President and Chief Operations Officer, and Bruk Herbst, our Chief Commercial Officer. The loss of services of any of these individuals could delay or prevent the successful development of our existing or future product pipeline, completion of our planned development efforts or the commercialization of our product candidates. Although we have entered into employment agreements with Dr. Morley and Mr. Herbst for one-year terms (automatically extending for one-year terms thereafter) there can be no assurance that either of Dr. Morley or Mr. Herbst will extend their terms of service. We have also entered into an employment agreement Mr. Rampertab without a fixed term of service.

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

We will need to significantly expand our organization and systems to support our future expected growth. If we fail to manage our growth effectively, we will not be successful, and our business could fail.

Our research and development rely on testing in animals, which is controversial and may become subject to bans or additional regulations.

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

Our diagnostic technologies are dependent on intellectual property developed by our strategic partners and licensed to us. We do not own the intellectual property rights that underlie these technology licenses. Our rights to use the technology we license are subject to the negotiation of, continuation of and compliance with the terms of our licenses. However, we have filed four U.S. patent applications and two Patent Cooperation Treaty (PCT) applications for U.S. and international protection of our diagnostic tests. These applications cover tests developed for our ZM-017, ZM-022 and ZM-020 technology platforms. Even if such patents are issued, we do not expect that all of the patents will provide significant protection for our intellectual property.

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

We have pending trademark applications for our company name and composite marks comprised of our company name, logo and/or slogan in the U.S., Canada, European Union, the United Kingdom, and Mexico. In addition, we have approved pending trademark applications for our “Voice of the Vet” mark in the U.S. and Canada. We have secured two registrations in the European Union for our company name, company name and logo, and for the mark “Voice of the Vet powered by Zomedica” (and Design). We also have secured registrations in Brazil for our company name and logo. While we cannot make assurances that any pending trademark applications will mature to registration, most of these applications are now poised to mature to registration.

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

Risks Related to Our Preferred Shares

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

In the event of the liquidation, dissolution or winding up of our company, holders of the Series 1 Preferred Shares will have a liquidation preference equal to the stated value of the Series 1 Preferred Shares less the Net Sales Returns (as defined in the Series 1 Preferred Shares) paid on the Series 1 Preferred Shares before holders of our common shares would be entitled to any proceeds of such liquidation, dissolution or winding up. If the net assets of our company available for distribution to holders of our equity securities is not sufficient to pay this liquidation preference in full, holders of our common shares would receive no liquidating distribution in respect of their common shares.

Our Series 1 Preferred Shares will be reclassified as a liability on our consolidated balance sheet once we begin to recognize revenues which may cause us to fail to meet the NYSE American’s continued listing requirements.

Because we are obligated to make annual payments to the holders of our Series 1 Preferred Shares in an amount equal to nine percent of the Net Sales (as defined in the Series 1 Preferred Shares), if any, of our company and our affiliates, once we begin to recognize revenues from our commercial activities, we will be required under United States general accounting principles to reclassify the Series 1 Preferred Shares as a liability on our consolidated balance sheet. The reclassification will significantly increase our total liabilities and significantly reduce our shareholders’ equity. Under the NYSE American’s continued listing requirements, we are required to maintain shareholders’ equity of at least $4.0 million, which will increase to $6.0 million after December 31, 2020. As a result of the reclassification, we may fail to meet this continued listing requirement. If we are unable to satisfy the NYSE American’s continued listing requirements, our common shares could be delisted from the NYSE American which could adversely affect the liquidity and market price of our common shares.

Risks Related to Our Common Shares

We believe that we will be a “passive foreign investment company,” or PFIC for the current taxable year, which could subject certain U.S. shareholders to materially adverse U.S. federal income tax consequences.

We believe we were classified as a PFIC during our taxable year ended 2018, and based on current business plans and financial expectations, we expect to be a PFIC for the current and future taxable years. If we are a PFIC for any year in which you hold shares and you are a U.S. Holder (as defined below, in “Material United States Federal Income Tax Considerations”), unless you make a timely and effective Qualified Electing Fund election, or QEF Election or a mark-to-market election, or Mark-to-Market Election with respect to our common shares, you will not be eligible for the reduced tax rates associated with “qualified dividend income” with respect to distributions made to you or long-term capital gain upon a disposition of your common shares. Instead, all such distributions and gain will be taxable to you at the higher rates for ordinary income. In addition, a portion of any gain and distribution may be allocated to prior years during which you have owned our common shares and subjected to tax at the highest tax rate applicable to ordinary income in each such year. You would also be required to pay an interest charge on that portion of such gain or distribution.

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

Based on shares outstanding as of February 26, 2019, our executive officers and directors and their respective affiliates beneficially own 19,135,956 or 14.84% of our voting shares. These shareholders will have the ability to influence us through this ownership position and may be able to determine all matters requiring shareholder approval. For example, these shareholders may be able to control elections of directors, amendments of our organizational documents, or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our shareholders.

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

Our Articles of Amalgamation (as amended) authorize us to issue an unlimited number of common shares and preferred shares without shareholder approval and we may issue additional equity securities, or engage in other transactions that could dilute your ownership interest, which may adversely affect the market price of our common shares

Our Articles of Amalgamation (as amended) authorize our Board of Directors, subject to the provisions of the ABCA, to issue an unlimited number of common shares and preferred shares without shareholder approval. Our Board of Directors may determine from time to time to raise additional capital by issuing common shares, preferred shares or other equity securities. We are not restricted from issuing additional securities, including securities that are convertible into or exchangeable for, or that represent the right to receive, common shares or preferred shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be affected. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Holders of our common shares are not entitled to pre-emptive rights or other protections against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, the then-current holders of our common shares. Additionally, if we raise additional capital by making offerings of debt or preference shares, upon our liquidation, holders of our debt securities and preferred shares, and lenders with respect to other borrowings, may receive distributions of our available assets before the holders of our common shares.

We have incurred significant costs as a result of operating as a U.S. public company, and our management will continue to devote substantial time to new compliance initiatives.

As a U.S. publicly traded company, we will incur additional significant legal, accounting and other expenses that we have not incurred in the past, particularly after we are no longer an “emerging growth company” as defined under the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the JOBS Act, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, have created uncertainty for U.S. public companies and increased our costs and time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities.

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

As a Canadian public company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of U.S. public companies required by Section 404 of the Sarbanes-Oxley Act, or Section 404. We were required to meet these standards in the course of preparing our financial statements as of and for the year ended December 31, 2019, and our management has reported on the effectiveness of our internal control over financial reporting for such year. Additionally, under the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

As of December 31, 2019, we had 108,038,398 common shares outstanding, including a total of 3,977,714 common shares issued to our strategic partners. We are contractually obligated to register those common shares for resale or other disposition under the Securities Act. We filed a registration statement on Form S-3 to permit the sale or other disposition of these common shares along with additional common shares we have issued in two private placements during 2018. In addition, substantially all of our other outstanding common shares have been registered for resale or other disposition by the holders thereof or are otherwise freely tradable by the holders thereof.

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

Our common shares trade on the NYSE American exchange. We cannot assure you that an active trading market for our common shares will develop or be sustained. The lack of an active market may impair your ability to sell the common shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling common shares and may impair our ability to acquire other businesses, applications or technologies using our common shares as consideration, which, in turn, could materially adversely affect our business.

We are subject to the continued listing requirements of the NYSE American. If we are unable to comply with such requirements, our common shares would be delisted from the NYSE American, which would limit investors’ ability to effect transactions in our common shares and subject us to additional trading restrictions.

Our common shares are currently listed on the NYSE American. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE American’s listing requirements; if an issuer’s common stock sells at what the NYSE American considers a “low selling price” (generally trading below $0.20 per share for an extended period of time); or if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our corporate headquarters are located in Ann Arbor, Michigan where we lease and occupy approximately 16,226 feet pursuant to a lease that expires January 31, 2025. In February 2020 we entered into an amended lease agreement whereby our original lease for approximately 26,540 square feet of space was bought out and a new lease was issued for 16, 226 square feet of office space.

Item 3.	Legal Proceedings.

On November 1, 2019, Heska Corporation (“Heska”) filed a complaint for damages and injunctive relief (the “Complaint”) in the United States District Court for the Middle District of North Carolina, Case 1:19-cv-01108-LCB-JLW, against Qorvo US, Inc. (“Qorvo US”), Qorvo Biotechnologies, LLC (“Qorvo Biotech” and, together with Qorvo US, “Qorvo”) and the Company (collectively with Qorvo, the “Defendants”). The Complaint alleges, among other things, that the Defendants improperly obtained Heska’s trade secrets and confidential information and/or conspired to use improper means to misappropriate Heska’s trade secrets related to an instrument and related consumable products for performing immunoassay analysis of biomarkers and other substances. The Complaint seeks compensatory and exemplary damages, as well as preliminary and permanent injunctive relief to prevent the Defendants from commercializing the Company’s TRUFORMATM diagnostic instrument. On January 21, 2020, the Defendants filed a motion seeking dismissal of the Complaint. On February 11, 2020, Heska filed its response to the Defendants’ motion to dismiss to which the Defendants responded on February 25, 2020. The Company believes that the allegations in the Complaint have no merit and will not have a material adverse effect on the Company’s business, results of operations or financial condition, and the Company reaffirms its intention to commence the commercialization of its TRUFORMATM platform by the end of 2020.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares commenced trading on the NYSE American on November 21, 2017 under the symbol “ZOM”.

	High	Low
Year Ended December 31, 2019
Fourth Quarter	$0.40	$0.30
Third Quarter	$0.49	$0.21
Second Quarter	$0.45	$0.20
First Quarter	$1.27	$0.30
Year Ended December 31, 2018
Fourth Quarter	$1.97	$1.04
Third Quarter	$2.40	$1.81
Second Quarter	$2.98	$1.75
First Quarter	$2.33	$1.79

Common Stock Information

As of February 26, 2020, there were 128,871,732 common shares outstanding held of record by approximately 205 holders.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon outstanding options rights	Weighted-average exercise price outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	7,040,265	$1.29	0
Equity compensation plans not approved by shareholders	Nil	N/A	Nil
Total	7,040,265	$1.29	0

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2019. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and forward-looking information under applicable Canadian securities law requirements (collectively, “forward-looking statements”) which are intended to be covered by the safe harbors created thereby. See “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Part I – Item 1A Risk Factors” section and elsewhere in this Annual Report on Form 10-K, as well as, in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

Overview

We are a development stage veterinary diagnostic company focused on creating point-of-care diagnostic platforms for use by veterinarians treating companion animals (canine, feline, and equine) by focusing on the unmet needs of clinical veterinarians. We believe that our diagnostic platforms have the potential to significantly improve the diagnosis and treatment of various diseases affecting companion animals. We believe that there are significant unmet medical needs for point-of-care diagnostic tools for use on pets, and that the pet diagnostic segment of the animal health industry is likely to grow substantially as new diagnostic tools and treatments are identified, developed, and marketed specifically for companion animals.

Our strategic focus is on the final development and commercialization of our TRUFORMA™ diagnostic biosensor platform and the first five assays for the detection of adrenal and thyroid disorders in cats and dogs. The TRUFORMA™ platform uses Bulk Acoustic Wave (BAW) technology to provide a non-optical and fluorescence free detection system for use at the point-of-care. We believe that BAW technology will enable precise and repeatable test results at the point-of-care during a typical veterinary appointment.

Following the commercial launch of TRUFORMA™, we expect to continue the development of our point- of-care diagnostic platform, which is based on miniaturized laser-based Raman spectroscopy technology and is designed to detect pathogens in companion animals. We believe this platform will enable the identification of biological and biochemical signatures in complex biological samples and has the potential to achieve reference lab sensitivity/specificity to screen for a wide range of pathogens in companion animal feces, urine, respiratory, and dermatological samples in minutes without the need for extensive sample prep or the use of reagents. The diagnostic platform requires a small fecal sample preparation. Additionally, the platform has automated analysis and does not require specialized staff training. Assuming development work is successfully completed we expect the commercial launch of our fecal test to occur by 2022 and urine tests by 2023. We believe that this diagnostic platform does not require pre-market regulatory approval for use with companion animals in the United States.

We have performed initial development work on a circulating tumor cell (CTC) “liquid biopsy” platform for use in a reference lab setting as a canine cancer diagnostic. This platform is intended for use to detect canine cancers faster, more affordably and less invasively compared to existing methods, which can be expensive and cost prohibitive for pet owners. We have worked on the development of an assay for use with this platform that targets hard-to-diagnose canine cancers, such as hemangiosarcoma and osteosarcoma.

We are a development-stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred net losses of $19,784,054 and $16,647,687 for the years ended December 31, 2019 and December 31, 2018, respectively. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations. As of December 31, 2019, we had an accumulated deficit of $52,057,841 and cash and cash equivalents of $510,586.

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

Income Taxes

As of December 31, 2019, we had net operating loss carryforwards for federal and state income tax purposes of $16,140,344 and non-capital loss carryforwards for Canada of approximately $20,366,610, which will begin to expire in fiscal year 2035. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. We concluded that, due to the uncertainty of realizing any tax benefits as of December 31, 2019, a valuation allowance was necessary to fully offset our deferred tax assets.

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

Areas where significant judgment is involved in making estimates are the determination of fair value of stock-based compensation; the useful lives and recoverability of property and equipment and intangible assets; deferred income taxes and forecasting future cash flows for assessing the going concern assumption.

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

We calculate stock-based compensation using the fair value method, under which the fair value of the options at the grant date is calculated using the Black-Scholes Option Pricing Model, and subsequently expensed over the vesting period of the option using the graded vesting method. The provisions of our stock-based compensation plans do not require us to settle any options by transferring cash or other assets, and therefore we classify the awards as equity. Stock-based compensation expense recognized during the period is based on the value of stock-based payment awards that are ultimately expected to vest. We estimate forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Volatility is determined based on volatilities of comparable companies when the Company does not have its own trading history. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on an average of the term of the options. The risk-free rate assumed in valuing the options is based on the Canadian treasury yield curve in effect at the time of grant for the expected term of the option. The expected dividend yield percentage at the date of grant is Nil as we are not expected to pay dividends in the foreseeable future.

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

Results of Operations

Year ended December 31, 2019 compared to year ended December 31, 2018

Our results of operations for the year ended December 31, 2019 and December 31, 2018 are as follows:

	Year ended	Year Ended
	December 31, 2019	December 31, 2018	Change
	$	$	$	%
Expenses
Research and development	10,345,291	10,317,153	28,138	0%
General and administrative	7,114,777	4,521,349	2,593,428	57%
Professional fees	1,536,646	1,534,977	1,669	0%
Amortization - right-of-use asset	509,381	–	509,381	N/A
Amortization - intangible	1,082	2,083	(1,001)	-48%
Depreciation	277,150	203,684	73,466	36%
Loss from operations	19,784,327	16,579,246	3,204,081	19%
Interest Expense	18,338	–	18,338	N/A
Gain on settlement of liabilities	(19,737)	–	(19,737)	N/A
Loss on sale of fixed assets	1,308	69,382	(68,074)	-98%
Foreign exchange gain	(182)	(941)	759	-81%
Loss before income taxes	19,784,054	16,647,687	3,135,367	19%

Income tax expense	–	–	–	N/A

Net loss and comprehensive loss	19,784,054	16,647,687	3,135,367	19%

Revenue

We did not generate any revenue during the years ended December 31, 2019 and December 31, 2018.

Research and Development

Research and development expense for the year ended December 31, 2019 was $10,345,291 compared to $10,317,153 for the year ended December 31, 2018, an increase of $28,138 or less than 1%. The increase was primarily due to an increase in third-party expenses relating to the development of our product candidate and the addition of full-time employees. Contracted expenditures increased $1,098,987 and salaries increased $96,934. These costs were partially offset by a reduction in licensing fees. In 2019, we paid licensing fees of $5,000,000 related to the development of our TRUFORMATM platform, and licensing fees of $736,841 related to the development of our liquid biopsy platform. In 2018, we paid licensing fees of $5,413,158 related to the development of our TRUFORMATM platform and $1,738,513 related to the development of our pathogen detection platform.

General and Administrative

General and administrative expense for the year ended December 31, 2019 was $7,114,777, compared to $4,521,349 for the year ended December 31, 2018, an increase of $2,593,428 or 57%. The increase was due to an increase in salaries, bonus and benefits of $2,853,769, which included share-based compensation expense of $2,539,092 resulting from the granting of options to purchase an aggregate of 7,495,000 common shares, all of which vested upon the dates of grant. Other increases in salaries, bonus and benefits were due to increases in sales, marketing and other administrative salaries and benefits. Marketing and investor relations expense increased by $245,997, and travel and accommodation expense increased by $169,383, which were partially offset by a reduction in regulatory costs of $329,666 and a decrease in rent of $263,279 which was reclassified to amortization of right-of-use asset.

Professional Fees

Professional fees for the year ended December 31, 2019 were $1,536,646 compared to $1,534,977 for the year ended December 31, 2018, an increase of $1,669 or less than 1%. The increase was primarily due to increased expenses resulting from an increase in our SEC reporting and registration activities.

Net Loss

Our net loss for the year ended December 31, 2019 was $19,784,054, or $0.19 per share, compared with a net loss of $16,647,687, or $0.18 per share, for the year ended December 31, 2018, an increase of $3,135,167 or 19%. The net loss in each period was attributed to the matters described above. We expect to continue to record net losses in future periods until such time as we have sufficient revenue from our product candidates to offset our operating expenses.

Cash Flows

Year ended December 31, 2019 compared to year ended December 31, 2018

The following table shows a summary of our cash flows for the periods set forth below:

	Year ended	Year ended
	December 31, 2019	December 31, 2018	Change
	$	$	$	%
Cash flows used in operating activities	(15,634,064)	(11,147,528)	(4,486,536)	40%
Cash flows provided by financing activities	14,891,317	10,258,643	4,632,674	45%
Cash flows used in investing activities	(686,932)	(618,997)	(67,935)	11%
Decrease in cash	(1,429,679)	(1,507,882)	78,203	-5%

Cash and cash equivalents, beginning of year	1,940,265	3,448,147	(1,507,882)	-44%
Cash and cash equivalents, end of year	510,586	1,940,265	(1,429,679)	-74%

Operating Activities

Net cash used in operating activities for the year ended December 31, 2019 was $15,634,064, compared to $11,147,528 for the year ended December 31, 2018, an increase of $4,486,536 or 40%. The increase in net cash used in operating activities resulted primarily from the increase in our net loss, as well as a decrease in accounts payable and accrued liabilities of $288,994, partially offset by an increase in non-cash expenses including stock-based compensation of $2,539,092, amortization of right-of-use asset of $509,381, utilization of deposits and prepaid expenses of $332,826 and depreciation of $277,150.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was $14,891,317, compared to net cash provided by financing activities of $10,258,643 for the year ended December 31, 2018, an increase of $4,632,674 or 45%. The increase in cash from financing activities resulted from $12,000,000 in proceeds from the private sale of preferred shares, $3,000,000 in proceeds from our underwritten public offering of common stock, net of financing costs, and $600,000 in proceeds from the exercise of stock options, partially offset by $4,002,496 from the private sale of our common shares, proceeds of $2,034,307 from the exercise of stock options and common stock subscriptions of $4,280,000, partially offset by stock issuance costs of $58 in 2018.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 was $686,932, compared to $618,997 for the year ended December 31, 2018, an increase of $67,935 or 11%. The increase in net cash used in investing activities resulted primarily from costs associated with the digital data platform, the construction of marketing assets, and the capitalization of integration costs associated with the implementation of an ERP system, partially offset by investments in additional leasehold improvements, equipment and furniture for additional office and lab space in Ann Arbor during 2018.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in May 2015. As of December 31, 2019, we had an accumulated deficit of $52,057,841. We have funded our working capital requirements primarily through the sale of our capital shares and the exercise of stock options. At December 31, 2019, we had cash and cash equivalents of $510,586.

At December 31, 2019, the Company had cash and cash equivalents of $510,586, prepaid expenses and deposits of $1,228,585, and tax credits receivable of $67,618. Current assets amounted to $1,806,789 with current liabilities of $2,087,525, resulting in a working capital deficit (defined as current assets minus current liabilities) of $280,736.

In the second quarter of 2019, we sold $12,000,000 of our Series 1 Preferred Shares to an accredited investor in a private placement at a purchase price of $1,000,000 per Series 1 Preferred Share. Each Series 1 Preferred Share has a stated value of $1,000,000. The Series 1 Preferred Shares do not have voting rights except to the extent required by applicable law and are not convertible into the Company’s common shares. Holders of the Series 1 Preferred Shares will not be entitled to dividends but, in lieu thereof, will receive Net Sales Payments until such time as the holders have received total Net Sales Returns equal to 9 times the aggregate stated value of the outstanding Series 1 Preferred Shares. We will have the right to redeem the outstanding Series 1 Preferred Shares at any time at a redemption price equal to 9 times the aggregate stated value of the Series 1 Preferred Shares outstanding less the aggregate amount of the Net Sales Returns paid (the “Redemption Amount”). Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series 1 Preferred Shares will be entitled to a liquidation preference equal to the stated value of the Series 1 Preferred Shares less the Net Sales Returns paid on the Series 1 Preferred Shares. In the event of a fundamental transaction (defined in the Series 1 Preferred Shares to include an amalgamation, merger or other business combination transaction involving our company in which our shareholders do not have the right to cast more than 50% of the votes that may be cast for the election of directors, or a sale, lease or other disposition of the properties and/or assets of our company as an entirety or substantially as an entirety to a third party), the holders of the Series 1 Preferred Shares will be entitled to receive consideration for their Series 1 Preferred Shares equal to a multiple of the stated value of the Series 1 Preferred Shares ranging from 5.0 to 9.0 depending on the timing of the fundamental transaction, subject to a cap equal to the Redemption Amount.

In December 2018, we entered into an at-the-market equity offering sales agreement with Cantor Fitzgerald & Co. under which we may sell pursuant to the universal shelf registration statement common shares in the United States only, from time to time, for up to $50.0 million and was amended on March 25, 2019 to $10.0 million in aggregate sales proceeds in "at the market" transactions. No sales of common shares were made under the sales agreement in the second and third quarters, and the program was inactive at December 31, 2019.

On October 17, 2017 we entered into a five-year $5,000,000 unsecured working capital facility with Equidebt LLC, one of our shareholders (the “Equidebt Facility”). Amounts borrowed under the Equidebt Facility bear interest at a rate of 14% per annum payable at maturity. All amounts borrowed under the Equidebt Facility become due and payable on October 17, 2022. We can make two borrowings per month under the Equidebt Facility, each of which must be for a minimum of $250,000. No amounts were outstanding under the Equidebt Facility at December 31, 2019.

If we raise additional funds by issuing equity securities, our existing security holders will likely experience dilution, and the incurring of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict operations. In the event that we are unable to obtain sufficient capital to meet our working capital requirements, we may be required to change or curtail current or planned operations in order to conserve cash until such time, if ever, that sufficient proceeds from operations are generated. In such an event, we may not be able to take advantage of business opportunities and may have to terminate or delay safety and efficacy studies, curtail our product development programs, or sell or assign rights to our product candidates, products and technologies.

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

Contingencies and Legal Proceedings

On November 1, 2019, Heska Corporation (“Heska”) filed a complaint for damages and injunctive relief (the “Complaint”) in the United States District Court for the Middle District of North Carolina, Case 1:19-cv-01108-LCB-JLW, against Qorvo US, Inc. (“Qorvo US”), Qorvo Biotechnologies, LLC (“Qorvo Biotech” and, together with Qorvo US, “Qorvo”) and the Company (collectively with Qorvo, the “Defendants”). The Complaint alleges, among other things, that the Defendants improperly obtained Heska’s trade secrets and confidential information and/or conspired to use improper means to misappropriate Heska’s trade secrets related to an instrument and related consumable products for performing immunoassay analysis of biomarkers and other substances. The Complaint seeks compensatory and exemplary damages, as well as preliminary and permanent injunctive relief to prevent the Defendants from commercializing the Company’s TRUFORMATM diagnostic instrument. On January 21, 2020, the Defendants filed a motion seeking dismissal of the Complaint. On February 11, 2020, Heska filed its response to the Defendants’ motion to dismiss to which the Defendants responded on February 25, 2020.The Company believes that the allegations in the Complaint have no merit and will not have a material adverse effect on the Company’s business, results of operations or financial condition, and the Company reaffirms its intention to commence the commercialization of its TRUFORMATM platform by the end of 2020.

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

We are exposed to changes in foreign exchange rates between the Canadian and United States dollar which could affect the value of our cash. We had no foreign currency hedges or other derivative financial instruments as of December 31, 2019. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.

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

The Company chose to adopt this guidance on July 1, 2019 using the prospective transition method.

Outstanding Share Data

The only class of outstanding voting or equity securities of the Company are the common shares. As of February 26,

2020:

•	there are 128,871,732 common shares issued and outstanding;

•	there are stock options outstanding under our Stock Option Plan to acquire an aggregate of 7,040,265 common shares; and

•	there are common share purchase warrants (collectively, the “Warrants”) outstanding to acquire an aggregate of 21,875,001 common shares, which Warrants were issued in connection with offering complete by the Company on February 14, 2020 (which has been described in a Form 8-K filed by the Company on February 13, 2020). Of these Warrants, 20,833,334 are exercisable for a cash price of $0.20, and 1,041,667 are exercisable for cash price of $0.15. The Warrants also have a “cashless exercise” feature which is applicable in certain circumstances. The cashless exercise feature could result in the potential issuance of common shares based upon the “in-the-money” value of the Warrants at the time of exercise of the applicable Warrants. The number of the common shares that may be issued is not determinable. However, the number of common shares that are issuable is based upon a formula contained in the Warrants, which determines the number of common shares issuable by dividing the “in-the-money” value (based upon the then current market price, as provided in the Warrant) by the then current market price, and multiplying this result by the number of common shares that are issuable under the Warrant pursuant to cash exercise.

Item 8.	Financial Statements and Supplementary Data.

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

Evaluation of Our Disclosure Controls

 We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our interim chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness, and which do not have a material effect on our overall internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

MANAGEMENT

Executive Officers and Directors

The following table sets forth the name, age, position and tenure of each of our directors and executive officers as of December 31, 2019:

Name	Age	Position
Shameze Rampertab	53	Interim Chief Executive Officer, Chief Financial Officer, Corporate Secretary and Director
Stephanie Morley	44	President and Chief Operations Officer
Bruk Herbst	50	Chief Commercial Officer
James LeBar (1)(2)(3)	67	Director
Rodney Williams (1)(2)(3)	58	Director
Jeffrey Rowe (1)(2)(3)	64	Chairman
Johnny D. Powers (2)(3)	58	Director

_________________________________________________________________

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Management

Shameze Rampertab, CPA, CA has been our Interim Chief Executive Officer since December 2019 and our Chief Financial Officer since March 2016. In April 2016, he took on the roles of Corporate Secretary and Director. Mr. Rampertab acted as an independent consultant for a number of companies, including us, in respect of which he provided general financial advisory and accounting services prior to his appointment as Chief Financial Officer, from November 2015 to March 2016. He was the Chief Financial Officer of multiple publicly-traded health care companies including Profound Medical Corp. from October 2014 to November 2015 and Intellipharmaceutics International Inc. from October 2010 to October 2014. Mr. Rampertab is a chartered professional accountant and chartered accountant with twenty years of experience in capital markets, strategic planning and analysis. He holds an MBA from McMaster University and a Bachelor’s degree in molecular genetics and molecular biology from the University of Toronto. We selected Mr. Rampertab to serve on our board of directors due to his strong experience in the financial, medical and scientific arenas.

Stephanie Morley, DVM has been our President and Chief Operations Officer since September of 2019. From October 2015 until September of 2019, she served as our Chief Operating Officer and Vice President of Product Development. Prior thereto, from July 2015 until October 2015, Dr. Morley was a consultant for us providing strategic and tactical support. From December 2013 to August 2015 Dr. Morley served as Associate Director of Business Development with the University of Michigan Medical School. From April 2006 to August 2013 Dr. Morley held several positions of increasing responsibility with MPI Research, a contract research organization, including Vice President of Operations. Dr. Morley is a trained veterinarian, having earned her DVM degree from Michigan State University. After earning her DVM degree, Dr. Morley was a practicing veterinarian with Oakwood Animal Hospital in Kalamazoo, MI and Adobe Animal Medical Center in Albuquerque, NM where she assumed dual roles of both clinical practitioner and operations management

Bruk Herbst has been our Chief Commercial Officer since July 2017. From October 2015 to December 2016 Mr. Herbst was the Executive Senior Vice President of Sales and Marketing at i4C Innovations Inc. d/b/a Voyce, an animal health and wellness company. From October 2007 to September 2015, he served as Executive Senior Director and Head of U.S. Sales at IDEXX Laboratories, Inc, a developer, manufacturer and distributor of products and services for the companion animal veterinary and other markets, where he was responsible for in-clinic and reference lab diagnostics, point of care, information technologies and digital radiology. From January 1999 to October 2007 Mr. Herbst also held commercial leadership roles in patient monitoring, pharmacy and diagnostics with Omnicare Specialty Care Group and Life Systems. He holds a Bachelor of Science degree in business from the University of Arizona.

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

Jeffrey Rowe has served as Chairman of the Board since December 2019 and the Chairman of our Audit Committee since April 2016. Until his retirement in October 2015, Mr. Rowe served as Executive Vice President and a Director of Diplomat Pharmacy, Inc., the largest independent specialty pharmacy company in the U.S. During his tenure with Diplomat, the company grew from a single location with less than $5 million in revenue, to sixteen locations and $3 billion in sales, and became publicly traded on the New York Stock Exchange. Prior to his career with Diplomat, Mr. Rowe owned two successful community pharmacies in Genesee County, Michigan. He holds a Bachelor of Pharmacy degree from Ferris State University. We selected Mr. Rowe to serve on our board of directors due to his financial expertise and his extensive experience in pharmaceutical operations, the specialty pharmacy industry and fundamental business strategies involving accreditation, contracting, cybersecurity and regulation, combined with an expertise in compounding and integrative medicine.

Johnny D. Powers has been a Director since August 2019 and a strategic advisor since December 2019. Dr. Powers has over 30 years of experience in the medical diagnostics industry, including over seven years of experience in veterinary healthcare as a senior executive at IDEXX Laboratories. Dr. Powers was Executive Vice President of IDEXX from 2012 until 2016, overseeing multiple business units, including IDEXX Reference Labs, Telemedicine Services, Rapid Assay Point-of-Care Products, Bioresearch and Worldwide Operations. He joined IDEXX as Corporate Vice President in February 2009, where he led IDEXX Reference Labs to a global leadership position. Prior to joining IDEXX, Dr. Powers was Vice President responsible for the Cancer Diagnostics business of Becton, Dickinson and Company, a medical technology company, from 2007 to 2008. Dr. Powers joined Becton, Dickinson and Company as a result of its acquisition in 2006 of TriPath Imaging Inc., a molecular diagnostics-based cancer diagnostics company, where he held various senior management positions from 2001 to 2007, including Vice President of Worldwide Operations, and President of the TriPath Oncology business unit. From 1996 to 2001, Dr. Powers was employed by Ventana Medical Systems, Inc., a tissue-based cancer diagnostics company, where he held various positions, including Vice President and General Manager of the Anatomical Pathology business and Vice President and General Manager of Worldwide Operations. From 1989 to 1996, Dr. Powers was employed by Organon Teknika Corporation, a medical diagnostics company, in various technical management roles. Dr. Powers holds a bachelor's degree in chemistry from Wake Forest University, an M.S. in chemical engineering from Clemson University, an M.B.A. from the Duke University Fuqua School of Business and a Ph.D. in biochemical engineering from North Carolina State University. Dr. Powers has an extensive and proven track record of product innovation, commercial execution and operational excellence in the medical diagnostics industry. He has led the development and commercialization of hundreds of innovative diagnostic platforms, products and services in early-stage businesses as well as global, multi-billion-dollar companies. We selected Mr. Powers to serve on our board due to his background and experience in the veterinary healthcare field and his proven capabilities in commercial operations.

Board Composition

At our 2019 annual shareholders’ meeting, the size of the board was fixed at six directors and six directors were elected. Subsequently, one of the directors resigned, and therefore our board of directors currently consists of five members with one vacancy. Our bylaws provide that our directors will hold office until the close of the first annual meeting of shareholders following his or her election unless the director is elected for a stated term. Our board of directors is responsible for the business and affairs of our company and considers various matters that require its approval.

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

Under the Alberta Business Corporations Act, (“ABCA”), at least 25% of our directors must be “resident Canadians” as defined in the ABCA. At present, Messrs Rampertab and LeBar meet this requirement.

Director Independence

Our board of directors has determined that all of our directors, other than Mr.Rampertab and Dr. Powers are “independent,” as defined under the NYSE American. For purposes of the NYSE American rules, an independent director means a person other than an executive officer or employee of our company or any other individual having a relationship which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, subject to certain additional limitations.  Such directors are also deemed to be “independent” under applicable Canadian securities laws.

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

Board Committees

Our board of directors has three standing committees: The Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Except for Dr. Powers, all of our committee members are “independent,” as defined under the NYSE American rules and for purposes of Canadian securities laws. Dr. Powers was an “independent” director until December 2, 2019, when he was named as a Strategic Advisor to provide day-to-day strategic oversight and management guidance to Mr. Rampertab, as the Interim Chief Executive Officer.

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

Compensation Committee

Our compensation committee is currently comprised of four members, Mr. Rowe, Mr. LeBar, Mr. Williams and Dr. Powers. All of the members of our compensation committee are “independent”, as defined under the NYSE American rules and for purposes of Canadian securities laws, except Dr. Powers who was independent until December 2, 2019 when he was named as a Strategic Advisor.

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

We chose to retain Dr. Powers as a member of the Compensation Committee as the board believes his expertise continues to be valuable in these areas even though he is no longer an independent director.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is currently comprised of four members, Mr. Williams (Chairman), Mr. LeBar Mr. Rowe and Dr. Powers. All of the members of our nominating and corporate governance committee are “independent” as defined under the NYSE American rules and for the purposes of Canadian securities laws, except Dr. Powers who was independent until December 2, 2019 when he was named as a Strategic Advisor.

The purpose of our nominating and corporate governance committee of our board of directors is to carry out the responsibilities delegated by the board of directors relating to our director nominations process, developing and maintaining our company’s corporate governance policies, and any related matters required by the federal securities laws or by the applicable listing rules of the NYSE American.

We chose to retain Dr. Powers as a member of Nominating and Corporate Governance Committees as the board believes his expertise continues to be valuable in these areas even though he is no longer an independent director.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have determined that it is in our best interests and the best interests of our shareholders to separate these roles at this time. Mr. Rampertab currently serves as our Interim Chief Executive Officer and Mr. Rowe serves as Chairman of our board of directors.

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

EXECUTIVE AND DIRECTOR COMPENSATION

The following table shows the compensation for each of the years ended December 31, 2019 and December 31, 2018 awarded to or earned by our principal executive officer and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2019. The persons listed in the following table are referred to herein as the “named executive officers.”

Name and Principal Position		Salary	Bonus	Option	All Other	Total
				Awards(4)	Compensation(5)
		($)	($)	($)	($)	($)
Gerald Solensky, Jr.(1)
(Former) Chairman of the Board	2018	309,737	70,000	–	24,000	403,737
(Former) Chief Exectuive Officer	2019	334,610	30,000	812,490	336,730	1,513,830
Shameze Rampertab(2)
Interim Chief Executive Officer, Chief Financial	2018	242,128	72,625	–	7,390	322,143
Officer, Corporate Secretary and Director	2019	226,261	31,289	367,555	8,013	633,118
Stephanie Morley(3)
President and Chief Operations Officer	2018	202,596	70,000	–	24,000	296,596
	2019	207,292	30,000	448,212	26,082	711,586

__________________

(1) Mr. Solensky received no compensation for his services as our President and Chief Executive Officer prior to December 31, 2015, other than a payment in the amount of $4,238, which he subsequently gifted back to ZoMedica Pharmaceuticals Inc. Mr. Solensky entered into an employment agreement in December 2016 and amended in January 2017 pursuant to which he receives an annual salary of $285,000 and a monthly car allowance of $2,000.

(2) Dr. Morley began serving as a consultant in July 2015 and received consulting fees of cash of $16,822 and 329,636 of common shares having a value of $22,600 at the times of issuance. She was appointed Chief Operating Officer of ZoMedica Pharmaceuticals Inc. in October 2015.  In connection with her appointment, she received a signing bonus consisting of 485,944 common shares having a value of $87,400 at the time of issuance.  Dr. Morley entered into an employment agreement with ZoMedica Pharmaceuticals, Inc. in October 2015 pursuant to which she receives an annual salary of $150,000 per annum, which was increased to $200,000 effective July 2017. Dr. Morley also received a monthly allowance of $2,000 effective July 2017 for vehicle and tax preparation.

 (3) Mr. DiMarzo began serving as a consultant in October 2016 and received consulting fees of cash of $50,958 and options to purchase 100,000 common shares at an exercise price of $1.13. He was appointed Executive Vice President of Global Strategy of ZoMedica Pharmaceuticals, Inc. in February 2017 pursuant ot which he receives an annual salary of $215,000 and a monthly allowance of $4,000 for vehicle, insurance and tax preparation.

 (4) All Other Compensation represents consulting fees and monthly allowances.

Employment and Consulting Agreements

Gerald Solensky Jr.

In December 2016, we entered into an employment agreement with Mr. Solensky, which was amended in August 2017 and July 2018 pursuant to which Mr. Solensky served as our President and Chief Executive Officer. Mr. Solensky’s amended employment agreement had an unspecified term and provided him with an annual base salary of $325,000 plus quarterly bonuses and participation in our employee benefit plan. In addition, we agreed to pay Mr. Solensky a $2,000 monthly car allowance and four weeks of paid vacation. Pursuant to Mr. Solensky’s amended employment agreement, any options granted to him were subject to accelerated vesting upon a change of control, a resolution of our board in anticipation of a change of control, our termination of his employment without cause or his resignation for good reason. Mr. Solensky’s employment agreement also included customary non-solicitation, confidentiality and assignment of inventions provisions. In the event that we terminated Mr. Solensky’s employment without cause or he resigns for good reason, we were required to pay him twelve months base salary and any quarterly bonus allocable or payable prior to termination.

In connection with his resignation as an officer and director of our company, we entered into a separation agreement with Mr. Solensky which provided for severance payments to Mr. Solensky of $338,286, in two tranches all of which have been paid. We also entered into a cooperation agreement, or the cooperation agreement, with Mr. Solensky which includes the following provisions:

•	A restriction on the ability of Mr. Solensky to sell his common shares, subject to permitted exceptions. Exceptions include certain transfers to Equidebt LLC, which has a credit facility with us, and a transfer process whereby we are permitted to designate a proposed purchaser of any shares that Mr. Solensky intends to sell.

•	A commitment to vote his common shares in support of matters proposed by the Board of Directors at shareholder meetings, including directors proposed for election by the Board.

•	Certain restrictions in relation to actions as shareholder, including supporting any person who intends to contest the election of our directors or making any proposal in respect of a merger transaction.

The cooperation agreement has a term that expires on our second annual shareholder meeting, subject to early termination if Mr. Solensky ceases to own 10% of our outstanding common shares. We also entered into a consulting agreement with Mr. Solensky under which he agreed to provide certain consulting services to us upon our request for a period specified in the consulting agreement.

Shameze Rampertab

In July 2016, we entered into a written employment agreement with Mr. Rampertab pursuant to which Mr. Rampertab serves as our Chief Financial Officer. Mr. Rampertab’s employment agreement was amended in November 2016 with an unspecified term and provides him with an annual base salary of $225,563 plus quarterly bonuses and other plans provided to senior executives. In addition, we agreed to pay Mr. Rampertab a $602 monthly car allowance, premiums covering medical, dental and disability insurance and reimbursements to travel expenses along with four weeks of paid vacation. Pursuant to Mr. Rampertab's employment agreement, any options granted to him will be subject to accelerated vesting upon a change of control, a resolution of the Board of Directors in anticipation of a change of control or the Corporation's termination without cause or constructive termination of Mr. Rampertab's employment. Mr. Rampertab's employment agreement also includes customary non-solicitation, confidentiality and assignment of inventions provisions. If we constructively terminate Mr. Rampertab or terminate Mr. Rampertab's employment for any reason other than death or just cause, we are required to pay Mr. Rampertab for his accrued vacation along with the product of multiplying 10.35 by the sum of Mr. Rampertab's then current salary, monthly car allowance and a monthly average of the bonus amounts payable in the previous twelve months. In the event of a change of control, the board must consider additional bonus payments to Mr. Rampertab. In December of 2019, Mr. Rampertab was named Interim Chief Financial Officer. No changes were made to his employment agreement.

Stephanie Morley

In connection with her appointment as President Dr. Morley entered into a new employment agreement with us, which has an initial term of three years and and automatically extends for one-year terms unless either party elects to terminate it. Under the agreement, Dr Morley will receive an annual base salary of $225,000, subject to annual review and will be entitled to quarterly cash bonuses upon the achievement of certain specified objectives established by the Board. Pursuant to the agreement, Dr. Morley will receive a $2,000 monthly allowance in respect of the following items: (i) vehicle and (ii) tax preparation. Dr. Morley is entitled to four weeks paid vacation time. Pursuant to the agreement, any options granted to Dr. Morley will be subject to accelerated vesting in the event that Dr. Morley’s employment is terminated by us without cause. The agreement also includes customary non-solicitation, confidentiality and assignment of inventions provisions. In the event that Dr. Morley has a “separation from service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the Code, Dr. Morley would have the right to exercise all of her options, and we would be required to pay her a lump sum equal to 12 months of her base salary and any quarterly bonus allocable or payable prior to the date of termination.

Bruk Herbst

In July 2017, we entered into a written employment agreement with Mr. Herbst pursuant to which Mr. Herbst serves as our Chief Commercial Officer. Under the agreement, Mr. Herbst receives an annual base salary of $150,000, subject to annual review and will be entitled to quarterly cash bonuses upon the achievement of certain specified objectives established by the Board. Mr. Herbst also receives a $4,000 monthly allowance in respect of the following items: (i) vehicle and (ii) tax preparation. Mr. Herbst is entitled to three weeks paid vacation time. Pursuant to the agreement, any options granted to Mr. Herbst will be subject to accelerated vesting in the event that Mr. Herbst’s employment is terminated by us without cause. The agreement also includes customary non-solicitation, confidentiality and assignment of inventions provisions. In the event that Mr. Herbst has a “separation from service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the Code, Mr. Herbst would have the right to exercise all of his options, and we would be required to pay him a lump sum equal to 12 months of his base salary and any quarterly bonus allocable or payable prior to the date of termination.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information, on an award-by-award basis, concerning outstanding equity awards for each named executive officer as of December 31, 2019.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Gerald Solensky, Jr.(1)	1,705,265	–	–	1.52	1/10/2021	–	–	–	–
Shameze Rampertab (1)	950,000	–	–	1.52	1/10/2021	–	–	–	–
Stephanie Morley (1)	900,000	–	–	1.52	1/10/2021	–	–	–	–
Bruk Herbst (1)	300,000	–	–	1.52	1/10/2021	–	–	–	–
Stephanie Morley (2)	500,000	–	–	0.43	9/16/2021	–	–	–	–

__________________

(1)	Stock options vest immediately upon issue, with an issue date of January 10, 2019, and expire on January 10, 2021.
(2)	Stock options vest immediately upon issue, with an issue date of September 16, 2019 and expire on September 16, 2021.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2019, with respect to all compensation arrangements maintained by us, including individual compensation arrangements, under which shares are authorized for issuance.

Plan Category	Number of Securities to be issued upon outstanding options rights	Weighted-average exercise price outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	7,040,265	$1.29	0
Equity compensation plans not approved by shareholders	Nil	N/A	Nil
Total	7,040,265	$1.29	0

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

The number of common shares subject to each option shall be determined by our board of directors with the following limitations. The number of common shares reserved for issuance to any one individual, consultant, person conducting investor relations or insider (as defined in the Securities Act (Alberta)) in a 12-month period may not exceed 5%, 2%, 2% and 10%, respectively, of the issued and outstanding common shares at the time of the grant.

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

Director Compensation

We have not established a formal compensation policy for our outside directors. Set forth below is information concerning the compensation of directors, other than directors who are our employees, paid during the year ended December 31, 2019:

On January 10, 2019, we granted the following options to our non-employee directors:

•	Mr. LeBar - options to acquire 400,000 common shares,
•	Mr. Williams - options to acquire 400,000 common shares,
•	Mr. Rowe - options to acquire 350,000 common shares.

Each of these options had an exercise price $1.52 per common share, were immediately exercisable and expire two years from the date of grant.

On August 16, 2019, we granted the following options to Dr. Powers in connection with his appointment as a director of our company: - options to acquire 500,000 common shares at an exercise price of $0.26 per common share; options to acquire 100,000 common shares at an exercise price of $0.35 per common share; options to acquire 100,000 common shares at an exercise price of $0.45 per common share; options to acquire 100,000 common shares at an exercise price of $0.55 per common share; options to acquire100,000 common shares at an exercise price of $0.65 per common share; and options to acquire 100,000 common shares at an exercise price of $0.75 per common share. Each of these options were immediately exercisable and expire two years from the date of grant.

The table below summarizes the compensation we paid to our non-employee directors in 2019.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Jim Lebar	–	–	$156,204	$156,204
Rod Williams	–	–	$156,204	$156,204
Jeff Rowe	–	–	$136,678	$136,678
Johnny D. Powers	–	–	$97,986	$97,986

On December 3, 2019, we named Dr. Powers as a Strategic Advisor to provide day-to-day strategic oversight and management guidance to Mr. Rampertab as Interim Chief Executive Officer. In connection therewith, we entered into a strategic advisory agreement with Dr. Powers pursuant to which we agreed to pay him the following compensation:

•	The sum of $190 per hour, billable in increments of one-quarter of an hour;
•	An option grant of 250,000 options to acquire common shares, with an exercise price at fair market value, a two-year term and full vesting on date of grant, subject to establishment and approval by the Board of Directors accordance with the stock option plan;
•	Reimbursement for travel expenses, food, lodging, any per diem allowance, equipment, supplies, or similar items

As of December 31, 2019, Dr. Powers had not received any compensation under this agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth certain information with respect to beneficial ownership of our securities as of February 26, 2020 by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding common shares;
•	each of our executive officers and directors; and
•	all executive officers and directors as a group.

The number of shares beneficially owned by each shareholder is determined in accordance with SEC rules. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Percentage ownership is based on 128,871,732 common shares outstanding on February 26, 2020. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, common shares subject to stock options, warrants or other rights held by such person that are currently convertible or exercisable or will become convertible or exercisable within 60 days of February 26, 2020 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise stated, the address of each 5% or greater beneficial holder is c/o Zomedica Pharmaceuticals Corp., 100 Phoenix Drive, Suite 180, Ann Arbor, Michigan 48108. We believe, based on information provided to us that each of the shareholders listed below has sole voting and investment power with respect to the shares beneficially owned by the shareholder unless noted otherwise, subject to community property laws where applicable.

	Beneficial Ownership
Name of Selling Shareholder	Number of Shares Beneficially Owned	Percentage of Total Outstanding Common Shares
Gerald Solensky Jr. (1)	40,250,936	30.94%
Sabby Volatility Warrant Master Fund, Ltd.	8,333,334	6.49%
Jeffrey S. Starman (8)	9,287,869	7.24%
Bradly J. Hayosh (8)	9,134,655	7.12%
Armistice Capital Master Fund Ltd.	6,768,444	5.27%

Jeffrey Rowe (2)	12,590,480	9.78%
Stephanie Laine Morley (3)	2,864,580	2.21%
Shameze Rampertab (4)	1,293,000	1.00%
Johnny D. Powers (5)	1,000,000	*
Bruk Herbst (6)	365,996	*
James LeBar (7)	420,000	*
Rodney Williams (8)	601,900	*

All executive officers and directors as a group (seven persons)	19,135,956	14.84%

*Less than one percent.

(1) Includes options to purchase 1,705,265 common shares.

(2) Includes 11,120,000 common shares held in the Rowe Family GST Trust, 664,480 common shares held by the Jeffrey M. Rowe U/T/A dated November 5, 2004 (the “Jeffrey M. Rowe Living Trust”) and 181,000 common shares held by Mr. Rowe through his IRA. Mr. Rowe’s sister, Michele Ramo, serves as trustee to the Rowe Family GST Trust with Mr. Rowe’s oversight. Mr. Rowe has disclaimed all beneficial ownership of the common shares held in the Rowe Family GST Trust except to the extent of his pecuniary interest therein. Mr. Rowe serves as trustee to the Jeffrey M. Rowe Living Trust and exclusively makes all investment decisions on behalf of this trust. Mr. Rowe also has options to purchase 350,000 common shares.

(3) Includes options to purchase 1,400,000 common shares, 641,685 common shares held by The Dr. Stephanie Morley Revocable Living Trust and 5,000 common shares held by Dr. Morley’s children

(4) Includes options to purchase 950,000 common shares and 3,000 common shares held by Mr. Rampertab’s children.

(5) Includes options to purchase 1,000,000 common shares.

(6) Includes options to purchase 300,000 common shares and 3,000 common shares held by Mr. Herbst’s children.

(7) Includes options to purchase 400,000 common shares.

(8) Includes 40,000 common shares held by Entrust Group Inc. FBO Rodney James Williams IRA and options to purchase 400,000 common shares

(9) Includes (i) 8,952,493 common shares held by Equidebt LLC (“Equidebt”), (ii) 25,874 common shares held by Wickfield Properties, LLC (“Wickfield”), and (iii) 37,195 common shares held by Lakeview Asset Management LLC (“Lakeview”). Messrs. Hayosh and Starman are Managers of Equidebt and Wickfield and share voting and dispositive power over the common shares held by Equidebt and Wickfield. Mr. Hayosh and JH5 Family LLC (“JH5”) each own a 50% membership interest in Lakeview. Mr. Hayosh has sole dispositive power over the common shares held by Lakeview, and Mr. Starman owns a 39.5% interest in JH5. Mr. Hayosh and Mr. Starman may be deemed to own beneficially the shares held by Lakeview. Also includes 167,845 common shares owned by Mr. Hayosh.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of transactions, since January 1, 2019, to which we were a party or will be a party, in which:

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

As a result of discussions with the NYSE American in connection with our application to list our common shares, we restructured and replaced the line of credit. Accordingly, on October 17, 2017, we entered into a Loan Agreement, or the Working Capital Loan Agreement, with Equidebt pursuant to which Equidebt agreed to provide us with a five-year $5,000,000 unsecured working capital line of credit, or the working capital line of credit. Amounts borrowed under the working capital line of credit bear interest at a rate of 14% per annum payable at maturity. All amounts borrowed under the line of credit become due and payable on October 17, 2022. Upon the occurrence of an Event of Default (defined in the Working Capital Loan Agreement to include our failure to make payments under the working capital line of credit or our other indebtedness when due, the occurrence of certain insolvency events relating to us, Equidebt has the right to declare all amounts outstanding under the working capital line of credit immediately due and payable. No amounts were outstanding under the Equidebt Facility at December 31, 2019.

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

Wickfield Phoenix LLC Lease Agreement

Wickfield Phoenix LLC is an affiliate of Wickfield Properties, LLC, which is controlled by Bradley J. Hayosh and Jeffrey S. Starman, who beneficially own over 5% of the common shares. On February 1, 2020 we entered into a new lease with Wickfield Phoenix LLC for 16,226 square feet of office space and cancelled our existing lease with Wickfield Phoenix LLC. The new lease period is for 60 months, commencing on February 1, 2020 and ending on January 31, 2025 with a monthly rent payment of $32,452. Upon cancellation of our existing lease, we received a refund of prepaid rent in the amount of $1,002,113.

Item 14.	Principal Accounting Fees and Services.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2019 and 2018 by MNP LLP, the Company’s independent registered public accounting firm.

	Year Ended December 31,
	2019	2018
Audit Fees	$78,241	$81,224
Audit Related Fees	68,207	58,837
Tax Fees	7,469	7,553
All Other Fees	35,692	8,546
Total Fees	$189,609	$156,160

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are included in this Annual Report on Form 10-K

(1)-(2) Financial Statements

Exhibit	Description
Number
1.1	Sales Agreement, dated December 7, 2018, by and between Zomedica Pharmaceuticals Corp. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Registrations Statement on Form S-3 filed with the Commission on December 20, 2018 (File No. 333-228926))
3.1	Articles of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
3.2	Amended and Restated By-Law No. 1 of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
3.3	Certificate of Amendment and Registration of Restated Articles of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
3.4	Certificate of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
3.5	Articles of Amendment to the Articles of Incorporation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2019 (File No. 001-38298))
4.1*	Description of Securities
10.1+	Executive Employment Agreement between Zomedica Pharmaceuticals Corp. and Shameze Rampertab (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.2+	Amendment No. 1 to Executive Employment Agreement between Zomedica Pharmaceuticals Corp. and Shameze Rampertab (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.3+	Employment Agreement between ZoMedica Pharmaceuticals Inc. and Stephanie Morley (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))

10.4+	Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.5+	Executive Employment Agreement between ZoMedica Pharmaceuticals Inc. and Bruk Herbst (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.6	Loan Agreement, dated October 17, 2017, by and between Zomedica Pharmaceuticals Corp. and Equidebt LLC (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.7	Line of Credit Promissory Note, dated October 17, 2017, from Zomedica Pharmaceuticals Corp. in favor of Equidebt LLC (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.8#	Development, Commercialization and Exclusive Distribution Agreement, dated May 10, 2018, by and between Seraph Biosciences, Inc. and Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2018 (File No. 001-38298))
10.9#	Development and supply agreement with Qorvo Biotechnologies, LLC
10.10	Form of Preferred Share Subscription Agreement for May 2019 Offering (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2019 (File No. 001-38298))
10.11+	Executive Employment Agreement between Zomedica Pharmaceuticals Corp. and Stephanie Morley (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed on September 17, 2019).
10.12+	Separation Agreement between Zomedica Pharmaceuticals Corp. and Gerald L. Solensky (incorporated by reference to Exhibit 10.1 to the Company’s Filing Statement on Form 8-K filed with the Commission on December 3, 2019 (File No 001-38298))
10.13+	Cooperation Agreement between Zomedica Pharmaceuticals Corp and Gerald L. Solensky (incorporated by reference to Exhibit 10.2 to the Company’s Filing Statement on Form 8-K filed with the Commission on December 3, 2019 (File No 001-38298))
10.14+	Consulting Agreement between Zomedica Pharmaceuticals Corp and Gerald L. Solensky (incorporated by reference to Exhibit 10.3 to the Company’s Filing Statement on Form 8-K filed with the Commission on December 3, 2019 (File No 001-38298))
10.15*^	Amended and Restated Exclusive License and Supply Agreement, dated January 17, 2020, by and between Celsee, Inc. and Zomedica Pharmaceuticals Corp.
10.16*	Lease Agreement for 100 Phoenix Drive, Ann Arbor, 48108
10.17*	Consulting Agreement between Zomedica Pharmaceuticals Corp. and Johnny D. Powers
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1 filed with the Commission on April 21, 2017 (File No. 333-217409))
23.1**	Consent of MNP LLP
31.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	The registrant has received confidential treatment for certain portions of this exhibit.
+	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.
^	Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOMEDICA PHARMACEUTICALS CORP.

By:	/s/ Shameze Rampertab
	Name:	Shameze Rampertab
	Title:	Chief Financial Officer and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shameze Rampertab
Shameze Rampertab	Interim Chief Executive Officer	February 26, 2020
(principal executive officer)
/s/ Shameze Rampertab
Shameze Rampertab	Chief Financial Officer, Corporate Secretary and Director	February 26, 2020
(principal financial and accounting officer)

/s/ James LeBar
James LeBar	Director	February 26, 2020

/s/ Rodney Williams
Rodney Williams	Director	February 26, 2020

/s/ Jeffrey Rowe
Jeffrey Rowe	Director	February 26, 2020

/s/ Johnny D. Powers
Johnny D. Powers	Director	February 26, 2020

Zomedica Pharmaceuticals Corp.

Consolidated financial statements

For the years ended December 31, 2019 and 2018

(Expressed in United States Dollars, except as otherwise noted)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Zomedica Pharmaceuticals Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated financial statements of Zomedica Pharmaceuticals Corp. and its subsidiaries (the “Company”), which comprise the consolidated balance sheets as at December 31, 2019 and 2018, and the consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes, comprising a summary of significant accounting policies and other explanatory information (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2019 and 2018, and its consolidated results of operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America (US GAAP).

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MNP LLP

Chartered Professional Accountants Licensed Professional Accountants We have served as the Company's auditor since 2015. Toronto, Canada
February 26, 2020

Zomedica Pharmaceuticals Corp.
Consolidated balance sheets
As at December 31, 2019 and 2018
(Stated in United States dollars)

		December 31,	December 31,
	Note	2019	2018

Assets

Current assets:
Cash and cash equivalents		$510,586	$1,940,265
Prepaid expenses, deposits and deferred financing costs	5	1,228,585	1,867,034
Tax credits receivable		67,618	53,659
		1,806,789	3,860,958

Prepaid expenses, deposits and deferred financing costs	5	-	1,442,415
Property and equipment	6	729,142	717,088
Right-of-use asset	8	1,103,658	-
Intangible assets	7	543,395	13,058
		$4,182,984	$6,033,519

Liabilities and shareholders' equity

Current liabilities:
Accounts payable and accrued liabilities		$2,087,525	$2,376,519
		2,087,525	2,376,519

Shareholders' equity:
Capital stock
Series 1 preferred shares, without par value; 20 shares authorized (2018 - nil) Issued and outstanding 12 series 1 preferred shares (2018 - nil)	10	$11,961,397	$-
Unlimited common shares without par value; Issued and outstanding 108,038,398 common shares (2018 - 97,598,898)	11	38,566,820	30,410,648
Common stock subscribed		-	4,280,000
Additional paid-in capital	12	3,625,083	1,240,139
Accumulated deficit		(52,057,841)	(32,273,787)
		2,095,459	3,657,000

		$4,182,984	$6,033,519

Signed on behalf of the Board:

“Jeff Rowe”	“ Rod Williams”
Chairman of the Board	Director

Nature of operations and going concern (Note 1)

Commitments and contingencies (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

F-2

Zomedica Pharmaceuticals Corp.
Consolidated statements of operations and comprehensive loss
For the years ended December 31, 2019 and 2018
(Stated in United States dollars)

		December 31,	December 31,
	Note	2019	2018

Expenses:
Research and development	18	$10,345,291	$10,317,153
General and administrative	18	7,114,777	4,521,349
Professional fees	18	1,536,646	1,534,977
Amortization - right-of-use asset	7	509,381	-
Amortization - intangible asset	7	1,082	2,083
Depreciation	6	277,150	203,684
Loss from operations		19,784,327	16,579,246
Loss on fixed assets	6	1,308	69,382
Interest expense		18,338	-
Gain on settlement of liabilities		(19,737)	-
Foreign exchange gain		(182)	(941)
Loss before income taxes		19,784,054	16,647,687
Income tax expense	14	-	-
Net loss and comprehensive loss		$19,784,054	$16,647,687

Weighted average number of common shares - basic and diluted		106,297,975	93,440,341

Loss per share - basic and diluted		$(0.19)	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements.

F-3

Zomedica Pharmaceuticals Corp.
Consolidated statements of shareholders’ equity
For the years ended December 31, 2019 and 2018
(Stated in United States dollars)

		Series 1 preferred stock		Common stock
	Note	Shares	Amount	Shares	Amount	Common stock subscribed	Additional paid-in capital	Accumulated deficit	Total
Balance at December 31, 2017		-	$-	90,225,869	$18,244,659	$-	$1,768,526	$(15,626,100)	$4,387,085
Stock issuance for services		-	-	3,207,506	5,651,671	-	-	-	5,651,671
Stock issuance for financing, net of cost		-	-	1,861,627	3,944,336	-	-	-	3,944,336
Stock-based compensation	13	-	-	-	-	-	7,288	-	7,288
Stock issuance due to exercise of options	11,13	-	-	2,303,896	2,569,982	-	(535,675)	-	2,034,307
Common stock subscribed						4,280,000			4,280,000
Net loss		-	-	-	-	-	-	(16,647,687)	(16,647,687)
Balance at December 31, 2018		-	$-	97,598,898	$30,410,648	$4,280,000	$1,240,139	$(32,273,787)	$3,657,000
Stock issuance for services	11	-	-	707,236	792,104	-	-	-	792,104
Stock issuance for financing, net of cost	10,11	12	11,961,397	9,337,529	6,609,920	(4,280,000)	-	-	14,291,317
Stock-based compensation	13	-	-	-	-	-	2,539,092	-	2,539,092
Stock issuance due to exercise of options	11,13	-	-	394,735	754,148	-	(154,148)	-	600,000
Net loss		-	-	-	-	-	-	(19,784,054)	(19,784,054)
Balance at December 31, 2019		12	$11,961,397	108,038,398	$38,566,820	$-	$3,625,083	$(52,057,841)	$2,095,459

The accompanying notes are an integral part of these consolidated financial statements.

F-4

Zomedica Pharmaceuticals Corp.
Consolidated statements of cash flows
For the years ended December 31, 2019 and 2018
(Stated in United States dollars)

	Note	2019	2018

Cash flows used in operating activities:
Net loss		$(19,784,054)	$(16,647,687)
Adjustments for
Depreciation	6	277,150	203,684
Amortization - intangible assets	7	1,082	2,083
Amortization - right-of-use asset		509,381	-
Loss on fixed asets		1,308	69,382
Stock issued for services	11	792,104	5,651,671
Stock-based compensation	13	2,539,092	7,288
Change in non-cash operating working capital
Trade and other receivable		(13,959)	(25,387)
Prepaid expenses		239,953	(124,230)
Deposits		92,873	(1,832,114)
Accounts payable and accrued liabilities		(288,994)	1,547,782
		(15,634,064)	(11,147,528)

Cash flows from financing activities:
Cash proceeds from issuance of preferred shares	10	12,000,000	-
Cash proceeds from issuance of common shares	11	3,000,000	8,282,496
Cash received from stock option exercises		600,000	2,034,307
Cash paid on stock issuance costs		(708,683)	(58,160)
		14,891,317	10,258,643

Cash flows used in investing activities:
Cash received from sale of fixed assets	6	-	9,000
Investment in intangibles	7	(531,419)	-
Investment in property and equipment	6	(155,513)	(627,997)
		(686,932)	(618,997)

Decrease in cash and cash equivalents		(1,429,679)	(1,507,882)

Cash and cash equivalents, beginning of year		1,940,265	3,448,147

Cash and cash equivalents, end of year		$510,586	$1,940,265

Supplemental cash flow information:

Interest Paid		$18,338	$-

The accompanying notes are an integral part of these consolidated financial statements.

Zomedica Pharmaceuticals Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2019 and 2018
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

Zomedica has one corporate subsidiary, Zomedica Pharmaceuticals, Inc., a Delaware company whose results and operations are included in these consolidated financial statements. The Company is a biopharmaceutical company targeting health and wellness solutions for the companion pet through a ground-breaking approach that focuses on the needs of the veterinarians themselves. Zomedica's head office is located at 100 Phoenix Drive, Suite 180, Ann Arbor, MI 48108 and its registered office is located at 3400, 350-7th Ave SW, Calgary, AB, T2P 3N9.

On November 20, 2017, Zomedica announced that its registration statement on Form S-1 was declared effective by the U.S. Securities and Exchange Commission (SEC) and on November 21, 2017, the Company’s common shares began trading on the NYSE under the symbol “ZOM”.

Going concern

The consolidated financial statements are prepared on a going concern basis, which assumes that the Company will be able to realize its assets and meet its obligations in the normal course of operations for the foreseeable future. The Company has incurred losses from operations since inception and has an accumulated deficit of $52,057,841 as at December 31, 2019 (December 31, 2018 - $32,273,787). The Company has funded its research and development (“R&D”) activities principally through the issuance of securities and loans from related parties. There is no certainty that such funding will be available going forward. These conditions raise substantial doubt about its ability to continue as a going concern and realize its assets and pay its liabilities as they become due.

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
For the years ended December 31, 2019 and 2018
(Stated in United States dollars)

1.	Nature of operations and going concern (continued)

Going concern (continued)

its then existing security holders will likely experience dilution, and the incurring of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict its operations. Any failure on its part to raise additional funds on terms favorable to the Company or at all, may require the Company to significantly change or curtail its current or planned operations in order to conserve cash until such time, if ever, that sufficient proceeds from operations are generated, and could result in the Company not taking advantage of business opportunities. There is no certainty the Company will be able to raise the necessary funds to continue operations as a going concern. These financial statements do not reflect adjustments, if any, which would be required to the carrying amounts or classification of assets and liabilities, or the amounts of reported expenses, should the use of the going concern assumption be determined not be appropriate. Such adjustments, if any, could be material.

2.	Basis of preparation

The accounting policies set out below have been applied consistently in the consolidated financial statements. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiary, Zomedica Pharmaceuticals, Inc.

All inter-company accounts and transactions have been eliminated on consolidation.

3.	Significant accounting policies

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

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
For the years ended December 31, 2019 and 2018
(Stated in United States dollars)

3.	Significant accounting policies (continued)

Cash and cash equivalents

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised of cash on hand and cash held in trust related to share issuances. The cash held in trust is readily available to the Company and is classified as current.

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

Depreciation is recognized so as to write off the cost less their residual values over their useful lives, using the straight-line method. The estimated useful lives, residual values and depreciation methods are reviewed at the end of each year, with the effect of any changes in estimate accounted for on a prospective basis.

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the sum of estimated undiscounted future cash flows associated with the asset or group of assets is less than its carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.

Research and development

Research and development costs related to continued research and development programs are expensed as incurred in accordance with ASC topic 730.

Zomedica Pharmaceuticals Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2019 and 2018
(Stated in United States dollars)

3.	Significant accounting policies (continued)

Share issue costs

Share issue costs are recorded as a reduction of the proceeds from the issuance of capital stock.

Foreign currency

In respect of transactions denominated in currencies other than the Company and its wholly owned operating subsidiaries’ functional currencies, the monetary assets and liabilities are remeasured at the period end rates. Revenue and expenses are remeasured at rates of exchange prevailing on the transaction dates. All of the exchange gains or losses resulting from these transactions are recognized in the consolidated statements of operations and comprehensive loss.

Stock-based compensation

The Company measures the cost of equity-settled transactions by reference to the fair value of the equity instruments at the date at which they are granted if the fair value of the goods or services received by the Company cannot be reliably estimated.

The Company calculates stock-based compensation using the fair value method, under which the fair value of the options at the grant date is calculated using the Black-Scholes Option Pricing Model, and subsequently expensed over the vesting period of the option using the graded vesting method. The provisions of the Company's stock-based compensation plans do not require the Company to settle any options by transferring cash or other assets, and therefore the Company classifies the awards as equity. Stock-based compensation expense recognized during the period is based on the value of stock-based payment awards that are ultimately expected to vest.

The Company estimates forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Loss per share

Basic loss per share (“EPS”) is computed by dividing the loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of options is excluded from diluted EPS if the effect of such inclusion would be anti-dilutive.

The dilutive effect of stock options is determined using the treasury stock method. Stock options to purchase common shares of the Company during fiscal 2019 and 2018 were not included in the computation of diluted EPS because the Company has incurred a loss for the year ended December 31, 2019 and 2018 and the effect would be anti-dilutive.

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
For the years ended December 31, 2019 and 2018
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

Computer software and website (years)	3
Trademarks (years)	15

The Company has not yet commenced the amortization of the website as it is still in development.

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
For the years ended December 31, 2019 and 2018
(Stated in United States dollars)

3.	Significant accounting policies (continued)

Income taxes (continued)

The Company assesses the likelihood of the financial statement effect of an uncertain tax position that should be recognized when it is more likely than not that the position will be sustained upon examination by a taxing authority based on the technical merits of the tax position, circumstances, and information available as of the reporting date. The Company is subject to examination by taxing authorities in jurisdictions such as the United States and Canada. Management does not believe that there are any uncertain tax positions that would result in an asset or liability for taxes being recognized in the accompanying consolidated financial statements. The Company recognizes tax-related interest and penalties, if any, as a component of income tax expense.

ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in periods, disclosure and transition. At December 31, 2019 and 2018, the Company has not taken any tax positions that would require disclosure under ASC 740.

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
For the years ended December 31, 2019 and 2018
(Stated in United States dollars)

3.	Significant accounting policies (continued)

Recently adopted accounting pronouncements (continued)

On August 29, 2018, the FASB issued ASU 2018-15, which amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. ASU 2018-15 aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company chose to early adopt this guidance on July 1, 2019 using the prospective transition method.

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

Useful lives and recoverability of property and equipment

As described in Note 3 above, the Company reviews the estimated useful lives of property and equipment with definite useful lives at the end of each year and assesses whether the useful lives of certain items should be shortened or extended, due to various factors including technology, competition and revised service offerings. During the year ended December 31, 2019 and 2018, the Company was not required to adjust the useful lives of any assets based on the factors described above. Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. During the year ended December 31, 2019 and 2018, The Company did not identify any events or circumstances to indicate that the carrying value of property and equipment was not recoverable.

Zomedica Pharmaceuticals Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2019 and 2018
(Stated in United States dollars)

4.	Critical accounting judgments and key sources of estimation uncertainty (continued)

Stock-based payments

The Company estimates the fair value of convertible securities such as options using the Black-Scholes option-pricing model which requires significant estimation around assumptions and inputs such as expected life, expected volatility, estimated forfeiture rates and expected dividends.

5.	Prepaid expenses, deposits and deferred financing costs

	2019	2018
Prepaid rent (i)	$-	$1,613,038
Deposits (ii)	1,033,231	1,596,104
Prepaid marketing (iii)	19,829	37,465
Prepaid insurance (iii)	110,636	33,372
Other (iv)	64,889	29,470
Total	$1,228,585	$3,309,449

(i)	On July 31, 2018 the Company entered into an amended lease agreement with Wickfield Phoenix, LLC for an additional 18,640 square feet of office space. The Company prepaid the full outstanding balance of $1,269,073. As of January 1, 2019, the balance of the prepaid rent, inclusive of the original and amended lease amounts was $1,613,038. In accordance with the Company’s adoption of ASC 842 on January 1, 2019, this amount was reclassified as a right-of-use asset in the consolidated balance sheet. As of December 31, 2018, the Company classified $509,380 as a current asset in the consolidated balance sheet.;

(ii)	Deposits include payments made to vendors in advance and are primarily associated with research activity, design fees for additional office space and equipment purchases. As of December 31, 2019, the Company classified all amounts as a current asset. As of December 31, 2018, $1,257,347 was classified as a current asset in the consolidated balance sheet;

(iii)	As of December 31, 2019, and 2018, all amounts were classified as a current asset in the consolidated balance sheet;

(iv)	Other is comprised of deferred financing costs, subscription payments and software licensing. As of December 31, 2019, and 2018, the Company classified all amounts as a current asset in the consolidated balance sheet.

Zomedica Pharmaceuticals Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2019 and 2018
(Stated in United States dollars)

6.	Property and equipment

	Computer equipment	Furniture and equipment	Laboratory equipment	Leasehold improvements	Total
Cost
Balance at December 31, 2017	$151,155	$76,058	$245,729	$36,957	$509,899
Additions	18,847	105,821	246,375	256,954	627,997
Disposals	-	-	(139,467)	(10,936)	(150,403)
Balance at December 31, 2018	170,002	181,879	352,637	282,975	987,493
Additions	218,076	3,415	3,350	65,672	290,513
Disposals	(2,210)	-	-	-	(2,210)
Balance at December 31, 2019	385,868	185,294	355,987	348,647	1,275,796

Accumulated depreciation
Balance at December 31, 2017	42,802	11,845	74,875	9,220	138,742
Depreciation	62,116	17,740	86,368	37,460	203,684
Disposals	-	-	(61,547)	(10,474)	(72,021)
Balance at December 31, 2018	104,918	29,585	99,696	36,206	270,405
Depreciation	88,417	26,617	68,519	93,597	277,150
Disposals	(901)	-	-	-	(901)
Balance at December 31, 2018	192,434	56,202	168,215	129,803	546,653

Net book value as at:
December 31, 2018	$65,084	$152,294	$252,941	$246,769	$717,088
December 31, 2019	$193,434	$129,092	$187,772	$218,844	$729,142

In August 2018, the Company relocated part of its operations to a new building. Due to the relocation, leasehold improvements with a net book value of $462 were written off and equipment with a net book value of $77,920 was sold for $9,000. The net loss on disposal recorded was $69,382.

In February 2019, the Company reclassified $135,000 out of prepaid assets into property and equipment.

In May 2019, the Company disposed of assets with a net book value of $1,308. A net loss on disposal was recorded in the consolidated statement of loss and comprehensive loss.

Zomedica Pharmaceuticals Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2019 and 2018
(Stated in United States dollars)

7.	Intangible assets

	Computer software	Trademarks	Website	Total intangible assets
Cost
Balance at December 31, 2017	$5,143	$16,236	$-	$21,379
Additions	-	-	-	-
Balance at December 31, 2018	5,143	16,236	-	21,379
Additions	-	-	531,419	531,419
Balance at December 31, 2019	5,143	16,236	531,419	552,798

Accumulated amortization
Balance at December 31, 2017	4,143	2,095	-	6,238
Amortization	1,000	1,083	-	2,083
Balance at December 31, 2018	5,143	3,178	-	8,321
Amortization	-	1,082	-	1,082
Balance at December 31, 2019	5,143	4,260	-	9,403

Net book value as at:
December 31, 2018	$-	$13,058	$-	$13,058
December 31, 2019	$-	$11,975	$531,419	$543,395

The estimated future amortization of intangible is as follows:

2020	$178,229
2021	178,229
2022	178,229
2023	1,089
2024	1,089
Total	$536,865

8.	Leases

As discussed in Note 3, the Company adopted ASC 842 with an initial application date of January 1, 2019. The Company is party to two lease agreements under which it rents office and laboratory space. The rent for both of these leases was prepaid upon inception and therefore at adoption the Company reclassified its prepaid lease balances of $1,613,039 to a right-of-use asset.

The Company amortizes the asset on a straight-line basis over the remaining life of the lease and records the expense in the consolidated statement of operations and comprehensive loss. During the year ended 2019 and 2018, the Company recognized $509,381 and nil, respectively, in amortization expense in the consolidated statements of operations and comprehensive loss.

9.	Loan Arrangements

On October 18, 2017, the Company entered into a loan arrangement with a shareholder of the Company, pursuant to which such shareholder has agreed to provide a loan facility to the Company, whereby the Company may borrow up to $5,000,000, with the proceeds to be used for working capital and general corporate purposes. The term of the loan facility is five (5) years, with principal and interest payments being due only at the time of maturity. Under the loan agreement, the Company may borrow in one or more advances, provided however that a minimum amount of $250,000 must be borrowed at any one time and not more than two advances may occur per month. Interest shall accrue at a rate of fourteen percent (14%) per annum, payable upon maturity. As of December 31, 2019, no amounts have been borrowed.

Zomedica Pharmaceuticals Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2019 and 2018
(Stated in United States dollars)

10.	Preferred stock

The Company is authorized to issue up to 20 shares of our Series 1 Preferred Shares, all without par value, and each having a stated value of $1,000,000. The Series 1 Preferred Shares do not have voting rights except to the extent required by applicable law and are not convertible into the Company’s common shares. Holders of the Series 1 Preferred Shares will not be entitled to dividends but, in lieu thereof, will receive Net Sales Returns (“Net Sales Returns” is defined as annual payments equal to 9 percent of Net Sales) until such time as the holders have received total Net Sales Returns equal to 9 times the aggregate stated value of the outstanding Series 1 Preferred Shares. The Company will have the right to redeem the outstanding Series 1 Preferred Shares at any time at a redemption price equal to 9 times the aggregate stated value of the Series 1 Preferred Shares outstanding less the aggregate amount of the Net Sales Returns paid (the “Redemption Amount”).

Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series 1 Preferred Shares will be entitled to a liquidation preference equal to the stated value of the Series 1 Preferred Shares less the Net Sales Returns paid on the Series 1 Preferred Shares.

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

Issued and outstanding preferred stock:

	Number of preferred stock	Preferred stock amount
Balance at December 31, 2018	-	$-
Stock issued from financing (i)	12	11,961,397
Balance at December 31, 2019	12	$11,961,397

(i)	On May 9, 2019, the Company entered into subscription agreements to sell $12,000,000 of its Series 1 Preferred Shares to an accredited investor in a private placement at a purchase price of $1,000,000 per Series 1 Preferred Share; $5,000,000 of the purchase price was paid on May 9, 2019 and the remaining $7,000,000 was paid on June 7, 2019. The Company recorded $38,603 of share issuance costs as an offset to preferred stock in the year ended December 31, 2019.

Zomedica Pharmaceuticals Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2019 and 2018
(Stated in United States dollars)

11.	Common stock

The Company is authorized to issue an unlimited number of common shares, all without par value.

Issued and outstanding common stock:

	Number of common stock	Common stock amount
Balance at December 31, 2017	90,225,869	$18,244,659
Stock issuance for services (i and iii)	3,207,506	5,651,671
Stock issued from financing, net of costs (ii)	1,861,627	3,944,336
Stock issuance due to exercise of options	2,303,896	2,569,982
Balance at December 31, 2018	97,598,898	$30,410,648
Stock issuance for services (iv and v)	707,236	792,104
Stock issuance from financing (vi and vii)	9,337,529	6,609,920
Stock issuance due to exercise of options	394,735	754,148
Balance at December 31, 2019	108,038,398	$38,566,820

i)	On May 10, 2018, the Company issued 641,717 common shares in accordance with a Development, Commercialization and Exclusive Distribution Agreement with a third party and recognized $1,238,513 as a research and development expense in the consolidated statements of operations and comprehensive loss.
ii)	On May 15, 2018, the Company issued 255,815 common shares for gross proceeds of $550,000. On June 28, 2018, the Company issued 1,605,812 common shares for gross proceeds of $3,452,496. The Company recorded $56,160 of share issuance costs as an offset to capital stock.
iii)	On November 26, 2018, the Company issued 2,565,789 common shares in accordance with a Development and Supply Agreement with a third party and recognized $4,413,158 as a research and development expense in the consolidated statements of operations and comprehensive loss.
iv)	On January 14, 2019, the Company settled $75,000 of amounts due to a vendor by issuing 49,342 common shares valued at $55,263 at the date of issuance. The Company recorded a $19,737 gain on the settlement of liabilities in the consolidated statement of loss and comprehensive loss;

v)	On January 14, 2019, the Company issued 657,894 common shares in satisfaction of $1,000,000 of all remaining milestones under a License and Supply Agreement with a third party. The Company recognized $736,841 as research and development expense, based on the value of the common stock on the date of issuance;

vi)	On January 14, 2019, the Company completed a non-brokered private placement, and issued 2,815,789 common shares. Gross proceeds of $4,280,000 were received prior to December 31, 2018.The Company recorded $465 of share issuance costs as an offset to common stock;
vii)	On March 28, 2019, the Company completed an underwritten public offering of its common stock pursuant to which the Company sold an aggregate 6,521,740 common shares for gross proceeds of $3,000,000. The Company recorded $669,615 of share issuance costs as an offset to common stock in the year ended December 31, 2019.

Zomedica Pharmaceuticals Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2019 and 2018
(Stated in United States dollars)

12.	Common stock subscribed

During December 2018, the Company offered its common shares in a private offering of 6,578,947 common shares at a price of $1.52 per share, for aggregate gross proceeds of up to $10,000,000.  The Company received subscription funds in the aggregate amount of $4,280,000 from investors. These common shares were not issued until after December 31, 2018.

13.	Stock-based compensation

During the year ended December 31, 2019, the Company issued 7,495,000 stock options, each option entitling the holder to purchase on common share of the Company. During the year ended December 31, 2019, 394,735 options were exercised.

During the year ended December 31, 2018, the Company issued nil stock options. During the year ended December 31, 2018, an aggregate of 2,303,896 options were exercised.

The continuity of stock options are as follows:

	Number of Options	Weighted Avg Exercise Price
Balance at December 31, 2017	8,080,000	$1.21
Stock options exercised January 8, 2018	(124,000)	0.20
Stock options exercised January 26, 2018	(100,000)	0.20
Stock options exercised March 8, 2018	(50,000)	0.19
Stock options exercised March 13, 2018	(176,000)	0.19
Stock options exercised March 22, 2018	(50,000)	0.19
Stock options exercised March 26, 2018	(240,000)	0.19
Stock options exercised March 28, 2018	(325,000)	0.19
Stock options exercised March 29, 2018	(562,996)	2.13
Stock options exercised April 20, 2018	(154,000)	0.20
Stock options expired April 21, 2018	(1,946,000)	0.20
Stock options expired June 9, 2018	(100,000)	1.16
Stock options expired June 21, 2018	(400,000)	1.13
Stock options expired August 14, 2018	(75,000)	2.10
Stock options exercised September 27, 2018	(85,000)	1.45
Stock options expired September 28, 2018	(5,000)	2.12
Stock options exercised on October 11, 2018	(200,000)	1.15
Stock options expired November 12, 2018	(250,000)	2.08
Stock options expired November 12, 2018	(600,000)	1.14
Stock options exercised on November 29, 2018	(175,000)	1.13
Stock options exercised on December 20, 2018	(26,900)	1.11
Stock options expired December 21, 2018	(1,978,100)	1.11
Stock options exercised on December 21, 2018	(35,000)	1.11
Balance at December 31, 2018	422,004	$1.95
Stock options granted January 10, 2019	5,995,000	1.52
Stock options expired February 24, 2019	(35,000)	1.15
Stock options exercised March 8, 2019	(164,473)	1.52
Stock options exercised March 15, 2019	(164,473)	1.52
Stock options exercised March 29, 2019	(65,789)	1.52
Stock options expired May 23, 2019	(10,000)	1.52
Stock options expired June 16, 2019	(40,000)	1.52
Stock options cancelled July 14, 2019	(5,000)	1.52
Stock options cancelled August 13, 2019	(5,000)	1.52
Stock options expired August 14, 2019	(387,004)	2.11
Stock options granted August 19, 2019	500,000	0.26
Stock options granted August 19, 2019	100,000	0.35
Stock options granted August 19, 2019	100,000	0.45
Stock options granted August 19, 2019	100,000	0.55
Stock options granted August 19, 2019	100,000	0.65
Stock options granted August 19, 2019	100,000	0.75
Stock options granted September 16, 2019	500,000	0.43
Balance at December 31, 2019	7,040,265	$1.28

Zomedica Pharmaceuticals Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2019 and 2018
(Stated in United States dollars)

13.	Stock-based compensation (continued)

As at December 31, 2018, details of the issued and outstanding stock options are as follows:

Grant date	Exercise price (CDN$)	Number of options issued and outstanding	Number of vested options outstanding	Weighted Avg Remaining Life (years)
February 24, 2017	$1.50	35,000	35,000	0.15
August 14, 2017	$2.75	387,004	387,004	0.62
Balance at December 31, 2018		422,004	422,004

As at December 31, 2019, details of the issued and outstanding stock options are as follows:

Grant date	Exercise price (USD$)	Number of options	Number of vested options	Weighted Avg Remaining Life (years)
January 10, 2019	$1.52	5,540,265	5,540,265	1.03
August 19, 2019	0.26	500,000	500,000	1.64
August 19, 2019	0.35	100,000	100,000	1.64
August 19, 2019	0.45	100,000	100,000	1.64
August 19, 2019	0.55	100,000	100,000	1.64
August 19, 2019	0.65	100,000	100,000	1.64
August 19, 2019	0.75	100,000	100,000	1.64
September 16, 2019	0.43	500,000	500,000	1.71
Balance at December 31, 2019		7,040,265	7,040,265

The Company granted 7,495,000 stock options during the year ended December 2019 (December 31, 2018 - $nil).. The fair value of options granted during the year ended December 31, 2019 was estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions:

	January 10, 2019	August 19, 2019			September 16, 2019
Volatility	68%		87%		89%
Risk-free interest rate	2.56%		1.48%		1.74%
Expected life (years)	2		2		2
Dividend yield	0		0		0
Common share price	$1.23		$0.26		$0.42
Strike price	$1.52	$ 0.26	-	$ 0.75	$0.43
Forfeiture rate	nil		nil		nil

The Company recorded $2,539,092 stock-based compensation for the year ended December 31, 2019 and $7,288 of stock-based compensation for the year ended December 31, 2018. During the year ended December 31, 2019, the Company recorded the cash receipt of $600,000 as common stock and reclassified $154,148 of stock-based compensation to common stock due to the exercise of 394,735 options disclosed above. During the year ended December 31, 2018, the Company recorded the cash receipt of $2,034,307 as common stock and reclassified $535,675 of stock-based compensation to common stock due to the exercise of 2,303,896 options disclosed above.

Zomedica Pharmaceuticals Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2019 and 2018
(Stated in United States dollars)

14.	Income taxes

The reconciliation of the combined Canadian federal and provincial statutory income tax rate of 27% (2018- 27%) to the effective tax rate is as follows:

	For the year ended December 31, 2019	For the year ended December 31, 2018
Loss before income taxes	$(19,784,054)	$(16,647,687)
Expected income tax expense (recovery)	(5,341,690)	(4,494,880)
Difference in foreign tax rates	54,660	53,280
Tax rate changes and other adjustments	-	(850,310)
Stock based compensation and non-deductible expenses	771,640	(312,810)
Prior Period Adjustments	261,160	-
Share issuance costs recorded in equity	(198,930)	-
Change in valuation allowance	4,453,160	5,604,720
Total income tax expense	$-	$-

The following table summarizes the components of deferred tax:

Deferred Tax Assets	2019	2018
Intangible assets - licenses	$3,622,890	$2,105,660
Share issuance costs	301,180	171,590
Reserves	20,410	18,650
Non-capital losses carried forward - Canada	5,498,910	3,605,540
Net operating losses carried forward - US	4,154,520	2,965,930
Investment Tax Credits	27,330	192,760
Operating leases	6,560	-
Donations	350	-
Total deferred tax assets	$13,632,310	$9,060,130

Deferred Tax Liabilities
Property and equipment	$(231,240)	$(112,220)
Total deferred tax liabilities	$(231,240)	$(112,220)

Valuation allowance	$13,401,070	$8,947,910
Net deferred tax asset	$-	$-

No deferred tax asset has been recognized, as it is not more likely than not to be realized. Consequently, a valuation allowance has been applied against the net deferred tax asset. The Canadian non-capital loss carry forwards expire as noted in the table below.

2036	$3,758,060
2037	4,278,990
2038	5,421,880
2039	6,907,680
Total	$20,366,610

Zomedica Pharmaceuticals Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2019 and 2018
(Stated in United States dollars)

14. Income taxes (continued)

The Company’s US non-operating income tax losses expire as follows:

2035	$856,301
2036	1,484,636
2037	3,831,764
indefinitely	9,967,643
Total	$16,140,344

15.	Commitments and contingencies

On October 1, 2018 the Company entered into a one-year rental agreement. The Company elected not to account for these leases in accordance with ASC 842 as they are for a one-year term. The total future annual lease payments for the premises are as follows:

2020	$33,280
Total	$33,280

On November 26, 2018, the Company entered into a Development and Supply Agreement and as part of this agreement, the Company has contingent future outflows as follows:

o	1st payment: At the later of the achievement of a future milestone event or March 15, 2019 - $2,000,000 in cash

•	2nd payment: At the later of the achievement of a future milestone event or March 15, 2019, can decide to receive payment as follows:

o	$3,000,000 in cash or

o	$1,500,000 in cash and $1.95 million in equity

o	3rd payment: At the later of the achievement of a future milestone event or September 12, 2019, can decide to receive payment as follows:

o	$3,000,000 in cash or

o	$1,500,000 in cash and $1.95 million in equity

o	4th payment: At the later of the achievement of a future milestone or February 19, 2020 - $2,000,000 in cash.

Zomedica Pharmaceuticals Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2019 and 2018
(Stated in United States dollars)

15.	Commitments and contingencies (continued)

As at December 31, 2019, the first and second milestone payments have been made. Neither the 3rd nor 4th events related to the above agreement have been met as of December 31, 2019.

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

As at December 31, 2019, none of the future development milestones related to the above agreement have been met.

From time to time, the Company may be exposed to claims and legal actions in the normal course of business. As at September 30, 2019, and continuing as at November 12, 2019, the Company is not aware of any pending or threatened material litigation claims against the Company, other than as described below.

On November 1, 2019, Heska Corporation (“Heska”) filed a complaint for damages and injunctive relief (the “Complaint”) in the United States District Court for the Middle District of North Carolina, Case 1:19-cv-01108-LCB-JLW, against Qorvo US, Inc. (“Qorvo US”), Qorvo Biotechnologies, LLC (“Qorvo Biotech” and, together with Qorvo US, “Qorvo”) and the Company (collectively with Qorvo, the “Defendants”). The Complaint alleges, among other things, that the Defendants improperly obtained Heska’s trade secrets and confidential information and/or conspired to use improper means to misappropriate Heska’s trade secrets related to an instrument and related consumable products for performing immunoassay analysis of biomarkers and other substances. The Complaint seeks compensatory and exemplary damages, as well as preliminary and permanent injunctive relief to prevent the Defendants from commercializing the Company’s TRUFORMATM diagnostic instrument. On January 21, 2020, the Defendants filed a motion seeking dismissal of the Complaint. On February 11, 2020, Heska filed its response to the Defendants’ motion to dismiss to which the Defendants responded on February 25, 2020. The Company believes that the allegations in the Complaint have no merit and will not have a material adverse effect on the Company’s business, results of operations or financial condition, and the Company reaffirms its intention to commence the commercialization of its TRUFORMATM platform by the end of 2020.

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

Zomedica Pharmaceuticals Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2019 and 2018
(Stated in United States dollars)

16.	Financial instruments

(a)	Fair values

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

Level 3 inputs are unobservable inputs for asset or liabilities.

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

(i)	The Company calculates expected volatility based on historical volatility of the Company’s stock price. When there is insufficient data available, The Company uses a peer group that is publicly traded to calculate expected volatility.

An increase/decrease in the volatility would have resulted in an increase/decrease in the fair value of the options.

The carrying values of cash, trade and other receivable, accounts payable and accrued liabilities and shareholder loans payable approximates their fair values because of the short-term nature of these instruments.

(b)	Interest rate and credit risk

Interest rate risk is the risk that the value of a financial instrument might be adversely affected by a change in interest rates. The Company does not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates, relative to interest rates on cash and cash equivalents due to the short-term nature of these balances.

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

Zomedica Pharmaceuticals Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2019 and 2018
(Stated in United States dollars)

16.	Financial instruments (continued)

(d) Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. In meeting its liquidity requirements, the Company closely monitors its forecasted cash requirements with expected cash drawdown.

The following are the contractual maturities of the undiscounted cash flows of financial liabilities as at December 31, 2019 and 2018:

					December 31, 2019
	Less than 3 months	3 to 6 months	6 to 9 months	9 months 1 year	Greater than 1 year	Total
	$	$	$	$	$	$
Third parties
Accounts payable and accrued liabilities	2,087,525	-	-	-	-	2,087,525
Related parties
Shareholder's loan payable	-	-	-	-	-	-
	2,087,525	-	-	-	-	2,087,525

					December 31, 2018
	Less than 3 months	3 to 6 months	6 to 9 months	9 months 1 year	Greater than 1 year	Total
	$	$	$	$	$	$
Third parties
Accounts payable and accrued liabilities	2,376,519	-	-	-	-	2,376,519
Related parties
Shareholder's loan payable	-	-	-	-	-	-
	2,376,519	-	-	-	-	2,376,519

17.	Segmented information

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

		December 31,	December 31,
		2019	2018
		$	$
Total assets
	Canada	249,929	383,567
	US	3,933,055	5,649,952

Total US property and equipment		729,142	717,088
Total US right-of-use asset		1,103,658	-
		1,832,800	717,088

Zomedica Pharmaceuticals Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2019 and 2018
(Stated in United States dollars)

18.	Schedule of expenses

	For the year ended December 31,
	2019
	Research and	Professional	General and
	Development	Fees	Administrative

Salaries, bonus and benefits	$789,848	$-	$5,447,455
Contracted expenditures	2,843,998	-	-
Marketing and investor relations	2,303	-	471,887
Travel and accommodation	37,181	-	435,530
Insurance	96,623	-	259,791
License fees	5,936,841	-	-
Office	50,599	-	327,258
Consultants	251,096	1,536,646	-
Regulatory	127,190	-	106,230
Rent	-	-	32,473
Supplies	209,612	-	34,153
Total	$10,345,291	$1,536,646	$7,114,777

	For the year ended December 31,
	2018
	Research and	Professional	General and
	Development	Fees	Administrative

Salaries, bonus and benefits	$692,913	$-	$2,593,686
Contracted expenditures	1,745,011	-	-
Marketing and investor relations	-	-	225,890
Travel and accommodation	21,251	-	266,147
Insurance	82,469	-	307,544
License fees	7,151,671	-	-
Office	69,299	-	365,395
Consultants	214,013	1,534,977	-
Regulatory	76,210	-	435,896
Rent	45,081	-	295,752
Supplies	219,235	-	31,039
Total	$10,317,153	$1,534,977	$4,521,349

19.	Capital risk management

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

Zomedica Pharmaceuticals Corp.
Notes to the consolidated financial statements
For the years ended December 31, 2019 and 2018
(Stated in United States dollars)

20.	Loss per share

	For the year ended December 31, 2019	For the year ended December 31, 2018

Numerator
Net loss for the year	$19,784,054	$16,647,687
Denominator
Weighted average shares - basic	106,297,975	93,440,341
Stock options	-	-
Denominator for diluted loss per share	106,297,975	93,440,341

Loss per share - basic and diluted	$(0.19)	$(0.18)

For the above-mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would have been anti-dilutive. The Company excluded 7,040,265 from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

21.	Related party transactions and key management compensation

As of the year ended December 31, 2019, the Company had outstanding severance payments due to former Chairman of the board and former CEO, Gerald Solensky, Jr. for $169,143. As of the year ended December 31, 2018, the Company had nil related party balances outstanding.

Key management personnel are comprised of the Company’s directors and executive officers. In addition to their salaries, key management personnel also receive share-based compensation. Key management personnel compensation is as follows:

	For the year ended December 31, 2019	For the year ended December 31, 2018
Salaries and benefits, including bonuses	$1,463,830	$1,428,036
Stock-based compensation	1,842,313	-
Total	$3,306,143	$1,428,036

22.	Subsequent events

On February 14, 2020 the Company completed a registered direct offering of 20,833,334 of its common shares at a purchase price of $0.12 per share, for gross proceeds of $2,500,000. In addition, in a concurrent private placement, the Company issued to the investors warrants to purchase up to 20,833,334 common shares, which represent 100% of the number of common shares issued in the registered direct offering, with an exercise price $0.20 per share and a five-year exercise period commencing six (6) months of the issuance date. The gross proceeds to from the offering, before deducting the placement agent’s fees and other estimated offering expenses payable by the Company, are $2,500,000.