Form 10-Q
period 2020-03-31
Zomedica Pharmaceuticals Corp.
filed 2020-05-11
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to_________.

Commission File Number: 001-38298

Zomedica Pharmaceuticals Corp.

(Exact name of registrant as specified in its charter)

Alberta, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Phoenix Drive, Suite 180 Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip code)

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

As of May 11, 2020, 166,538,233 shares of the registrant’s common shares, without par value, were issued and outstanding.

Zomedica Pharmaceuticals Corporation

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated financial statements

For the three months ended March 31, 2020 and 2019

(Expressed in United States Dollars, except as otherwise noted)

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated balance sheets

As at March 31, 2020 and December 31, 2019

(Stated in United States dollars)

		March 31,	December 31,
	Note	2020	2019

Assets

Current assets
Cash and cash equivalents		$1,496,752	$510,586
Prepaid expenses and deposits	5	520,290	1,228,585
Tax credits and other receivable		142,463	67,618
		2,159,505	1,806,789

Property and equipment	6	876,760	729,142
Right-of-use asset	8	1,499,906	1,103,658
Intangible assets	7	498,359	543,395
		$5,034,530	$4,182,984

Liabilities and shareholders' equity

Current liabilities
Accounts payable and accrued liabilities		$1,578,968	$2,087,525
Current portion of lease obligations	8	222,795	-
		1,801,763	2,087,525

Lease obligations	8	1,281,124	-
		3,082,887	2,087,525

Shareholders' equity
Capital stock
Series 1 preferred shares, without par value; 20 shares authorized (2019 - 20) Issued and outstanding 12 series 1 preferred shares (2019 - 12)	10	11,961,397	11,961,397
Unlimited common shares without par value; Issued and outstanding 128,871,732 common shares (2019 - 108,038,398)	11	39,998,442	38,566,820
Additional paid-in capital	12,13	4,500,263	3,625,083
Accumulated deficit		(54,508,459)	(52,057,841)
		1,951,643	2,095,459

		$5,034,530	$4,182,984

Nature of operations and going concern (Note 1)

Commitments and contingencies (Note 14)

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated statements of operations and comprehensive loss

For the three months ended March 31, 2020 and 2019

(Stated in United States dollars)

		March 31,	March 31,
	Note	2020	2019

Expenses:
Research and development	17	$630,066	$7,531,375
General and administrative	17	1,248,861	3,212,357
Professional fees	17	290,682	758,298
Amortization - right-of-use asset	8	42,448	127,345
Amortization - intangible asset	7	45,036	267
Depreciation	6	76,416	62,054
Loss from operations		2,333,509	11,691,696
Interest expense		651	6,174
Loss on disposal of property and equipment	6	69,834	-
Loss on right-of-use asset	8	59,097	-
Gain on settlement of liabilities		-	(19,737)
Other income		(5,500)	-
Foreign exchange gain		(6,973)	(1,225)
Loss before income taxes		2,450,618	11,676,908
Income tax expense		-	-
Net loss and comprehensive loss		$2,450,618	$11,676,908

Weighted average number of common shares		118,340,596	100,864,022
Loss per share - basic and diluted		$(0.02)	$(0.12)

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated statements of shareholders’ (deficiency) equity

For the three months ended March 31, 2020 and 2019

(Stated in United States dollars)

		Series 1 preferred stock		Common stock
	Note	Shares	Amount	Shares	Amount	Common stock subscribed	Additional paid-in capital	Accumulated deficit	Total
Balance at December 31, 2018		-	$-	97,598,898	$30,410,648	$4,280,000	$1,240,139	$(32,273,787)	$3,657,000
Stock issuance for services	11	-	-	707,236	792,104	-	-	-	792,104
Stock issuance for financing, net of cost	10,11	-	-	9,337,529	6,686,828	(4,280,000)	-	-	2,406,828
Stock-based compensation	13	-	-	-	-	-	2,341,104	-	2,341,104
Stock issuance due to exercise of options	11,13	-	-	394,735	754,148	-	(154,148)	-	600,000
Net loss		-	-	-	-	-	-	(11,676,908)	(11,676,908)
Balance at March 31, 2019		-	$-	108,038,398	$38,643,728	$-	$3,427,095	$(43,950,695)	$(1,879,872)

Balance at December 31, 2019		12	11,961,397	108,038,398	38,566,820	-	3,625,083	(52,057,841)	2,095,459
Stock and warrant issuance for financing	11	-	-	20,833,334	1,705,655	-	794,345	-	2,500,000
Stock issuance costs	11	-	-	-	(238,217)	-	(110,003)	-	(348,220)
Placement agent warrants	11	-	-	-	(35,816)	-	35,816	-	-
Stock-based compensation	12	-	-	-	-	-	155,022	-	155,022
Net loss		-	-	-	-	-	-	(2,450,618)	(2,450,618)
Balance at March 31, 2020		12	$11,961,397	128,871,732	$39,998,442	$-	$4,500,263	$(54,508,459)	$1,951,643

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated statements of cash flows

For the three months ended March 31, 2020 and 2019

(Stated in United States dollars)

		March 31,	March 31,
	Note	2020	2019

Cash flows used in operating activities:
Net loss		$(2,450,618)	$(11,676,908)
Adjustments for
Depreciation	6	76,416	62,054
Amortization - intangible assets	7	45,036	267
Amortization - right-of-use asset	8	42,448	127,345
Loss on disposal of property and equipment	6	69,834	-
Loss on right-of-use asset	8	59,097	-
Non-cash portion of rent expense	8	4,012	-
Stock issued for services	11	-	792,104
Stock-based compensation	12	155,022	2,341,104
Change in non-cash operating working capital
Tax and other receivable		(74,845)	(24,313)
Prepaid expenses		11,625	35,591
Deposits		397,403	364,063
Accounts payable and accrued liabilities		(508,557)	5,397,418
		(2,173,127)	(2,581,275)

Cash flows from financing activities:
Proceeds from issuance of shares and warrants	11,13	2,500,000	3,000,000
Proceeds from stock option exercises	12	-	600,000
Stock issuance costs	11,13	(348,220)	(593,172)
		2,151,780	3,006,828

Cash flows from (used) in investing activities:
Cash from sale of property and equipment	6	5,400	-
Investment in property and equipment	6	-	(69,087)
Cash from lease repurchase	8	1,002,113	-
		1,007,513	(69,087)

Increase in cash and cash equivalents		986,166	356,466

Cash and cash equivalents, beginning of period		510,586	1,940,265

Cash and cash equivalents, end of period		$1,496,752	$2,296,731

Supplemental cash flows information:

Interest paid		$651	$6,174

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three months ended March 31, 2020 and 2019
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

Going concern

The consolidated financial statements are prepared on a going concern basis, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months. The Company has incurred losses from operations since inception and has an accumulated deficit of $54,508,459 as at March 31, 2020 (December 31, 2019 - $52,057,841). The Company has funded its research and development (“R&D”) activities principally through the issuance of securities. There is no certainty that such funding will be available going forward. These conditions raise substantial doubt about its ability to continue as a going concern and realize its assets and pay its liabilities as they become due.

In order for the Company to continue as a going concern and fund any significant expansion of its operation or R&D activities, the Company will require significant additional capital. The Company’s ultimate success will depend on whether its future product candidates receive the necessary regulatory approval and it is able to successfully market approved products. The Company cannot be certain that it will be able to receive regulatory approval, if required, for any of its future product candidates, if required, or that it will reach the level of sales and revenues necessary to achieve and sustain profitability.

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three months ended March 31, 2020 and 2019
(Stated in United States dollars)

1.	Nature of operations and going concern (continued)

Going concern (continued)

The availability of equity or debt financing will be affected by, among other things, the results of the Company’s research and development, its ability to obtain regulatory approvals, the market acceptance of its products, the state of the capital markets generally, and due to the emergence of the COVID-19 pandemic, strategic alliance agreements, and other relevant commercial considerations. In addition, if the Company raises additional funds by issuing equity securities, its then existing security holders will likely experience dilution, and the incurring of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict its operations. Any failure on its part to raise additional funds on terms favorable to the Company or at all, may require the Company to significantly change or curtail its current or planned operations in order to conserve cash until such time, if ever, that sufficient proceeds from operations are generated, and could result in the Company not taking advantage of business opportunities. There is no certainty the Company will be able to raise the necessary funds to continue operations as a going concern. These financial statements do not reflect adjustments, if any, which would be required to the carrying amounts or classification of assets and liabilities, or the amounts of reported expenses, should the use of the going concern assumption be determined not to be appropriate. Such adjustments, if any, could be material.

2.	Basis of preparation

The accounting policies set out below have been applied consistently in the condensed unaudited interim consolidated financial statements. The condensed unaudited interim consolidated financial statements do not include all of the information required for annual consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

These condensed unaudited interim consolidated financial statements were prepared using the same basis of presentation, accounting policies and methods of computation as those of the audited consolidated financial statements for the year ended December 31, 2019.

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
For the three months ended March 31, 2020 and 2019
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

The dilutive effect of stock options is determined using the treasury stock method. Stock options to purchase common shares of the Company during the period were not included in the computation of diluted EPS because the Company has incurred a loss for the three months ended March 31, 2020 as the effect would be anti-dilutive.

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three months ended March 31, 2020 and 2019
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

Useful lives of property and equipment

The Company reviews the estimated useful lives of property and equipment with definite useful lives at the end of each year and assesses whether the useful lives of certain items should be shortened or extended, due to various factors including technology, competition and revised service offerings. During the three months ended March 31, 2020 and 2019, the Company was not required to adjust the useful lives of any assets based on the factors described above. Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable.

The impact of the novel strain of coronavirus (“COVID-19”)

Since December 31, 2019, the outbreak of the novel strain of coronavirus, specifically identified as “COVID-19”, has resulted in the World Health Organization declaring this virus a global pandemic in March 2020. Governments around the world have enacted emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing and closure of businesses have caused material disruption to businesses resulting in an economic slowdown. Governments and central banks have responded with significant monetary and fiscal interventions designed to stabilize the financial markets. A critical estimate for the Company is to assess the impact of the pandemic on the recoverability of long-lived assets as well as the availability of future financing in assessing the going concern assumption.

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three months ended March 31, 2020 and 2019
(Stated in United States dollars)

5.	Prepaid expenses, deposits and deferred financing costs

	March 31,	December 31,
	2020	2019
Deposits (i)	$336,560	$1,033,231
Prepaid marketing (ii)	15,459	19,829
Prepaid insurance (ii)	65,249	110,636
Other (iii)	103,022	64,889
Total	$520,290	$1,228,585

(i)	Deposits include payments made to vendors in advance and are primarily associated with research activity, leasing deposits and costs for additional office space. As of March 31, 2020, and December 31, 2019, the Company classified all amounts as a current asset in the consolidated balance sheet, respectively;

(ii)	As of March 31, 2020, and December 31, 2019, all amounts were classified as a current asset in the consolidated balance sheet;

(iii)	Other is comprised of deferred financing costs, subscription payments, utilities, travel costs and software licensing. As of March 31, 2020, and December 31, 2019, the Company classified all amounts as a current asset in the consolidated balance sheet.

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three months ended March 31, 2020 and 2019
(Stated in United States dollars)

6.	Property and equipment

	Computer equipment	Furniture and equipment	Laboratory equipment	Leasehold improvements	Total
Cost
Balance at December 31, 2018	$170,002	$181,879	$352,637	$282,975	$987,493
Additions	218,076	3,415	3,350	65,672	290,513
Disposals	(2,210)	-	-	-	(2,210)
Balance at December 31, 2019	385,868	185,294	355,987	348,647	1,275,796
Additions	-	-	-	299,268	299,268
Disposals	(9,933)	(64,018)	(13,712)	(76,455)	(164,117)
Balance at March 31, 2020	375,935	121,276	342,275	571,460	1,410,947

Accumulated depreciation
Balance at December 31, 2018	104,918	29,585	99,696	36,206	270,405
Depreciation	88,417	26,617	68,519	93,597	277,149
Disposals	(901)	-	-	-	(901)
Balance at December 31, 2019	192,434	56,202	168,215	129,803	546,653
Depreciation	22,704	4,421	17,297	31,994	76,416
Disposals	(2,849)	(28,505)	(30,843)	(26,686)	(88,883)
Balance at March 31, 2020	212,289	32,118	154,669	135,111	534,186

Net book value as at:
December 31, 2019	$193,434	$129,092	$187,772	$218,844	$729,142
March 31, 2020	$163,648	$89,157	$187,606	$436,349	$876,760

In February 2020, the Company disposed of assets with a net book value of $75,234. The Company received proceeds of $5,400 and recorded a loss of $69,834 in the consolidated statement of loss and comprehensive loss.

During the three months ended March 31, 2020, the Company reclassified $299,268 of prepaid expenses to property and equipment for leasehold improvements that became ready for use in February 2020, but were paid for in 2019.

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three months ended March 31, 2020 and 2019
(Stated in United States dollars)

7.	Intangible assets

	Computer software	Trademarks	Website	Total intangible assets
Cost
Balance at December 31, 2018	$5,143	$16,236	$-	$21,379
Additions	-	-	531,419	531,419
Balance at December 31, 2019	5,143	16,236	531,419	552,798
Additions	-	-	-	-
Balance at March 31, 2020	5,143	16,236	531,419	552,798

Accumulated amortization
Balance at December 31, 2018	5,143	3,178	-	8,321
Amortization	-	1,082	-	1,082
Balance at December 31, 2019	5,143	4,260	-	9,403
Amortization	-	272	44,764	45,036
Balance at March 31, 2020	5,143	4,532	44,764	54,439

Net book value as at:
December 31, 2019	$-	$11,975	$531,419	$543,395
March 31, 2020	$-	$11,704	$486,655	$498,359

Total estimated future amortization of intangible assets for each fiscal year is as follows:

2020	$134,804
2021	180,144
2022	180,144
2023	1,089
2024	1,089
2025	1,089
Total	$498,359

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three months ended March 31, 2020 and 2019
(Stated in United States dollars)

8.	Leases

The Company adopted ASC 842 with an initial application date of January 1, 2019. The Company was party to two lease agreements under which it rented office and laboratory space. The rent for both leases was prepaid upon inception and therefore at January 1, 2019, the Company reclassified its prepaid lease balances of $1,613,038 to a right-of-use asset. The Company recorded $42,448 of amortization on the right-of-use asset for the three months ended March 31, 2020 (March 31, 2019 - $127,345).

On February 1, 2020 the Company cancelled its existing lease with Wickfield Phoenix LLC and entered into a new lease. The new lease period is for 60 months, commencing on February 1, 2020 and ending on January 31, 2025 with a monthly rent payment of $32,452 escalating to $36,525 over the lease period. Upon cancellation of the existing lease, the Company received a refund of prepaid rent in the amount of $1,002,113. The carrying value of the right of use asset was $1,061,210 upon cancellation. The Company recorded a loss on right-of-use asset of $59,097 in the consolidated statements of operations and comprehensive loss.

On February 1, 2020, the Company recorded a right-of-use asset and a corresponding lease liability in the amount of $1,553,611 using the Company’s incremental borrowing rate of 12%.

During the three months ended March 31, 2020, the Company recognized $68,917 in rent expense related to the February 1, 2020 lease expense with $17,229 recorded in research and development expenses and $51,687 recorded in general and administrative expense in the consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2020, the Company also recorded $4,331 in rent expense related to month to month leases with the entirety in general and administrative expense in the consolidated statements of operations and comprehensive loss

Right-of-use asset	Premise lease
Cost
Aggregate lease commitments	$2,067,505
Less: impact of present value	(513,894)
Balance at March 31, 2020	1,553,611

Reduction in right-of-use asset
Straight line amortization	68,917
Interest	(15,212)
Balance at March 31, 2020	53,705

Net book value as at:
March 31, 2020	$1,499,906

Lease liabilities	Premise lease

Additions	$1,553,611
Payments	(64,904)
Interest	15,212
Total lease liabilities at March 31, 2020	1,503,919

Current portion of lease liabilities	222,795
Long term portion of lease liabilities	1,281,124
Total lease liabilities at March 31, 2020	$1,503,919

Total remaining undiscounted lease liabilities related to the above lease are as follows:

2020	$292,068
2021	400,133
2022	412,137
2023	424,501
2024	437,236
2025	36,525
Total	$2,002,600

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three months ended March 31, 2020 and 2019
(Stated in United States dollars)

9.	Loan arrangements

On October 18, 2017, the Company entered into a loan arrangement with a shareholder of the Company, pursuant to which such shareholder has agreed to provide a loan facility to the Company, whereby the Company may borrow up to $5,000,000, with the proceeds to be used for working capital and general corporate purposes. The term of the loan facility is five (5) years, with principal and interest payments being due only at the time of maturity. Under the loan agreement, the Company may borrow in one or more advances, provided however that a minimum amount of $250,000 must be borrowed at any one time and not more than two advances may occur per month. Interest shall accrue at a rate of fourteen percent (14%) per annum, payable upon maturity. As of March 31, 2020, no amounts have been borrowed.

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

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three months ended March 31, 2020 and 2019
(Stated in United States dollars)

10.	Preferred stock (continued)

Issued and outstanding preferred stock:

	Number of
	preferred	Preferred
	stock	stock amount
Balance at December 31, 2018	-	$-
Stock issued from financing (i)	12	11,961,397
Balance at December 31, 2019	12	11,961,397
Balance at March 31, 2020	12	$11,961,397

(i)	On May 9, 2019, the Company entered into subscription agreements to sell $12,000,000 of its Series 1 Preferred Shares to an accredited investor in a private placement at a purchase price of $1,000,000 per Series 1 Preferred Share; $5,000,000 of the purchase price was paid on May 9, 2019 and the remaining $7,000,000 was paid on June 7, 2019. The Company recorded $38,603 of share issuance costs as an offset to preferred stock in the year ended December 31, 2019.

11.	Common stock

The Company is authorized to issue an unlimited number of shares of common stock, all without par value.

Issued and outstanding common stock:

	Number of common stock	Common stock amount
Balance at December 31, 2018	97,598,898	$30,410,648
Stock issued for services (i and ii)	707,236	792,104
Stock issued from financing (iii and iv)	9,337,529	6,686,828
Stock issued due to exercise of options	394,735	754,148
Balance at March 31, 2019	108,038,398	$38,643,728

Balance at December 31, 2019	108,038,398	$38,566,820
Stock issued from financing (v)	20,833,334	1,431,622
Balance at March 31, 2020	128,871,732	$39,998,442

(i)	On January 14, 2019, the Company settled $75,000 of amounts due to a vendor by issuing 49,342 common shares valued at $55,263 at the date of issuance. The Company recorded a $19,737 gain on the settlement of liabilities.

(ii)	On January 14, 2019, the Company issued 657,894 common shares in satisfaction of $1,000,000 of all remaining milestones under a License and Supply Agreement with a third party. The Company recognized $736,841 as research and development expense, based on the value of the common stock on the date of issuance.

(iii)	On January 14, 2019, the Company completed a non-brokered private placement, and issued 2,815,789 common shares. Gross proceeds of $4,280,000 were received prior to December 31, 2018.The Company recorded $465 of share issuance costs as an offset to common stock.

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three months ended March 31, 2020 and 2019
(Stated in United States dollars)

11.	Common stock (continued)

(iv)	On March 28, 2019, the Company completed an underwritten public offering of its common stock pursuant to which the Company sold an aggregate 6,521,740 common shares for gross proceeds of $3,000,000. The Company recorded $592,707 of share issuance costs as an offset to common stock.

(v)	On February 14, 2020, the Company completed a registered direct offering (“RDO”) of its common shares and a simultaneous private placement of its warrants (“Series A Warrants”) in a fixed combination of one common share and a Series A Warrant to purchase one common share, resulting in the sale of 20,833,334 common shares and Series A Warrants to purchase 20,833,334 common shares at a combined offering price of $0.12 per share and related Series A Warrant. Each Series A Warrant has an exercise price of $0.20 per share, is exercisable six months after issuance and has a term of 5.5 years. The Company also issued warrants to the placement agents to purchase 1,041,667 common shares at an exercise price of $0.15 per share (“Placement Agent Warrants”), which were exercisable immediately upon issuance and have a term of 5 years. In aggregate, the Company issued 20,833,334 common shares, 20,833,334 Series A Warrants in addition to 1,041,667 Placement Agent Warrants.

The Company raised $2,500,000 in gross proceeds as part of the RDO. The Company recorded $1,705,655 as the value of common shares under common stock and $794,345 as the value of Series A Warrants under additional paid-in-capital in the consolidated statements of shareholders’ equity.

The direct cash costs related to the issuance of the common shares and warrants issued in February were $348,220. These direct costs were recorded as an offset against the statement of shareholders’ equity with $238,217 being recorded under capital stock and $110,003 being recorded under additional paid-in-capital. The Company also recorded the value of the Placement Agent Warrants in the amount of $52,496 as an offset against the statement of shareholders’ equity with $35,816 being recorded under capital stock and $16,680 being recorded under additional paid-in-capital.

12.	Stock-based compensation

During the three months ended March 31, 2020, the Company issued 5,056,000 stock options, each option entitling the holder to purchase one common share of the Company. The options vest over a period of three years and an have an expiration period of five years. During the three months ended March 31, 2020, nil options were exercised. During the three months ended March 31, 2019, the Company issued 5,995,000 stock options, each option entitling the holder to purchase one common share of the Company. These options vest immediately and have a two-year expiration period. During the three months ended March 31, 2019, 394,735 stock options were exercised.

The continuity of stock options are as follows:

	Number of Options	Weighted Avg Exercise Price
Balance at December 31, 2019	7,040,265	$1.28
Stock options forfeited January 23, 2020	(50,000)	$1.52
Stock options forfeited February 25, 2020	(5,000)	$1.52
Stock options forfeited March 1, 2020	(50,000)	$1.52
Stock options granted March 14,2020	5,056,000	$0.19
Balance at March 31, 2020	11,991,265	$0.82
Vested at March 31, 2020	8,199,265	$1.11

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three months ended March 31, 2020 and 2019
(Stated in United States dollars)

12.	Stock-based compensation (continued)

As at March 31, 2020, details of the issued and outstanding stock options were as follows:

Grant date	Exercise price	Number of options issued and outstanding	Number of vested options outstanding	Number of unvested options outstanding	Weighted Avg Remaining Life outstanding (years)
January 10, 2019	$1.52	5,390,265	5,390,265	-	0.78
January 10, 2019	1.52	15,000	15,000	-	0.10
January 10, 2019	1.52	10,000	10,000	-	0.10
January 10, 2019	1.52	10,000	10,000	-	0.10
January 10, 2019	1.52	10,000	10,000	-	0.10
August 19, 2019	0.26	500,000	500,000	-	1.39
August 19, 2019	0.35	100,000	100,000	-	1.39
August 19, 2019	0.45	100,000	100,000	-	1.39
August 19, 2019	0.55	100,000	100,000	-	1.39
August 19, 2019	0.65	100,000	100,000	-	1.39
August 19, 2019	0.75	100,000	100,000	-	1.39
September 16, 2019	0.43	500,000	500,000	-	1.46
March 14, 2020	0.19	5,056,000	1,264,000	3,792,000	4.96
Balance at March 31, 2020		11,991,265	8,199,265	3,792,000

The fair value of options granted during the three months ended March 31, 2020 and March 31, 2019 was estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions:

	March 14, 2020	January 10, 2019
Volatility	87%	68%
Risk-free interest rate	0.49%	2.56%
Expected life (years)	5	2
Divedend yield	0%	0%
Common share price	$0.18	$1.23
Strike price	$0.19	$1.52
Forfeiture rate	nil	nil

The Company recorded $155,022 of stock-based compensation for the three months ended March 31, 2020 (2019 - $2,341,104). For the three months ended March 31, 2019 the Company recorded cash receipts of $600,000 as capital stock and reclassified $154,148 of stock-based compensation to capital stock due to the exercise of options.

The Company has estimated its stock option forfeitures to be nil for the three months ended March 31, 2020 (three months ended March 31, 2019 - nil).

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three months ended March 31, 2020 and 2019
(Stated in United States dollars)

13.	Warrants

In connection with the February 14, 2020 registered direct offering, the Company issued 20,833,334 five and one half-year Series A warrants to purchase one share of common stock at an exercise price of $.20. The Company also issued 1,041,667 warrants to purchase a share of common stock at an exercise price of $0.15 per share to the placement agents.

As at March 31, 2020, details of the outstanding warrants were as follows:

Original Issue date	Exercise Price	Warrants Issued	Weighted Average Remaining Life

February 14, 2020	0.20	20,833,334	5.38
February 14, 2020	0.15	1,041,667	4.87
Balance at March 31, 2020		21,875,001

The fair value of warrants issued the three months ended March 31, 2020 was estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions:

	Series A Warrants	Placement Agent Warrants
Volatility	87%	87%
Risk-free interest rate	1.42%	1.42%
Expected life (years)	5.5	5
Dividend yield	0%	0%
Common share price	$0.12	$0.12
Strike price	$0.20	$0.15
Forfeiture rate	nil	nil

14.	Commitments and contingencies

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

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three months ended March 31, 2020 and 2019
(Stated in United States dollars)

14.	Commitments and contingencies (continued)

As at March 31, 2020, the first and second milestones have been met and paid. The third milestone was met in April 2020. Per the terms of the agreement the cash option of $3,000,000 was chosen. The fourth milestone payment has not been met.

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

As at March 31, 2020, none of the future development milestones related to the above agreement have been met.

From time to time, the Company may be exposed to claims and legal actions in the normal course of business. As at March 31, 2020, and continuing as at May 11, 2020, the Company is not aware of any pending or threatened material litigation claims against the Company, other than as described below.

On November 1, 2019, Heska Corporation (“Heska”) filed a complaint for damages and injunctive relief (the “Complaint”) in the United States District Court for the Middle District of North Carolina, Case 1:19-cv-01108-LCB-JLW, against Qorvo US, Inc. (“Qorvo US”), Qorvo Biotechnologies, LLC (“Qorvo Biotech” and, together with Qorvo US, “Qorvo”) and the Company (collectively with Qorvo, the “Defendants”). The Complaint alleges, among other things, that the Defendants improperly obtained Heska’s trade secrets and confidential information and/or conspired to use improper means to misappropriate Heska’s trade secrets related to an instrument and related consumable products for performing immunoassay analysis of biomarkers and other substances. The Complaint seeks compensatory and exemplary damages, as well as preliminary and permanent injunctive relief to prevent the Defendants from commercializing the Company’s TRUFORMATM diagnostic instrument. On January 21, 2020, the Defendants filed a motion seeking dismissal of the Complaint. On February 11, 2020, Heska filed its response to the Defendants’ motion to dismiss to which the Defendants responded on February 25, 2020. The Court has not yet ruled on Defendants’ motion to dismiss, and the litigation remains stayed pending a ruling on that motion. The Company believes that the allegations in the Complaint have no merit and will not have a material adverse effect on the Company’s business, results of operations or financial condition. Although the Company is expected to commence the commercialization of its TRUFORMATM platform by the end of 2020, the novel coronavirus, or COVID-19, pandemic has impacted the Company’s expected timing, as described further in the “Risk Factors” section of this Quarterly Report.

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

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three months ended March 31, 2020 and 2019
(Stated in United States dollars)

15.	Financial instruments

(a)	Fair values

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

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three months ended March 31, 2020 and 2019
(Stated in United States dollars)

15.	Financial Instruments (continued)

(d)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. In meeting its liquidity requirements, the Company closely monitors its forecasted cash requirements with expected cash drawdown.

The following are the contractual maturities of the undiscounted cash flows of financial liabilities as at March 31, 2020 and December 31, 2019:

					March 31, 2020
	Less than 3 months	3 to 6 months	6 to 9 months	9 months 1 year	Greater than 1 year	Total
	$	$	$	$	$	$
Third parties
Accounts payable and accrued liabilities	1,578,968	-	-	-	-	1,578,968
	1,578,968	-	-	-	-	1,578,968

					December 31, 2019
	Less than 3 months	3 to 6 months	6 to 9 months	9 months 1 year	Greater than 1 year	Total
	$	$	$	$	$	$
Third parties
Accounts payable and accrued liabilities	2,087,525	-	-	-	-	2,087,525
	2,087,525	-	-	-	-	2,087,525

16.	Segmented information

The Company's operations comprise a single reportable segment engaged in the research, development targeting health and wellness solutions for the companion animal. As the operations comprise a single reportable segment, amounts disclosed in the financial statements for loss for the period, depreciation and total assets also represent segmented amounts. In addition, all the Company's long-lived assets are in the United States of America (“US”).

	March 31,	December 31,
	2020	2019
	$	$
Total assets
Canada	312,420	249,929
US	4,722,110	3,933,055

Total US property and equipment	876,760	729,142
Total US right-of-use asset	1,499,906	1,103,658
	2,376,666	1,832,800

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three months ended March 31, 2020 and 2019
(Stated in United States dollars)

17.	Schedule of expenses

	For the three months ended March 31,
	2020
	Research and	Professional	General and
	Development	Fees	Administrative

Salaries, bonus and benefits	$212,143	$-	$751,389
Contracted expenditures	362,868	-	-
Marketing and investor relations	-	-	49,552
Travel and accommodation	454	-	12,474
Insurance	239	-	46,031
Office	22,656	-	244,929
Consultants	2,976	290,682	-
Regulatory	-	-	88,468
Rent	17,229	-	56,018
Supplies	11,501	-	-
Total	$630,066	$290,682	$1,248,861

	For the three months ended March 31,
	2019
	Research and	Professional	General and
	Development	Fees	Administrative

Salaries, bonus and benefits	$245,307	$-	$2,972,172
Contracted expenditures	1,254,847	-	-
Marketing and investor relations	-	-	52,509
Travel and accommodation	10,049	-	57,264
Insurance	1,466	-	20,781
License fees	5,886,841	-	-
Office	6,428	-	67,243
Consultants	59,786	758,298	-
Regulatory	20,998	-	24,104
Rent	-	-	5,940
Supplies	45,653	-	12,344
Total	$7,531,375	$758,298	$3,212,357

18.	Capital risk management

The capital of the Company includes equity, which is comprised of issued common capital stock, preferred stock, additional paid-in capital, and accumulated deficit. The Company's objective when managing its capital is to safeguard the ability to continue as a going concern in order to provide returns for its shareholders, and other stakeholders and to maintain a strong capital base to support the Company's core activities.

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three months ended March 31, 2020 and 2019
(Stated in United States dollars)

19.	Loss per share

	For the three months ended March 31, 2020	For the three months ended March 31, 2019

Numerator
Net loss for the period	$2,450,618	$11,676,908
Denominator
Weighted average shares - basic	118,340,596	100,864,022
Stock options	-	-
Warrants	-	-
Denominator for diluted loss per share	118,340,596	100,864,022

Loss per share - basic and diluted	$(0.02)	$(0.12)

For the above-mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would have been anti-dilutive. The Company excluded 11,991,265 options and 21,875,001 warrants from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

20.	Related party transactions and key management compensation

Key management personnel are comprised of the Company’s directors and executive officers. In addition to their salaries, key management personnel also receive share-based compensation. Key management personnel compensation is as follows:

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Salaries and benefits, including bonuses	$156,536	$320,647
Stock-based compensation	99,613	1,644,325
Total	$256,149	$1,964,972

21.  Subsequent events

On April 9, 2020, the Company completed a $4,000,000 confidentially marketed public offering (“CMPO”) of its common shares and warrants (“Series B Warrants) in a fixed combination of one common share and 0.5 of Series B Warrant at a combined offering price of $0.12 per share and related Series B Warrant, resulting in the sale of 33,333,334 common shares and Series B Warrants to purchase 16,666,667 common shares. Each Series B Warrant has an exercise price of $0.15 per share, is immediately exercisable, and has a term of 5 years. The gross proceeds to from the offering, before deducting the placement agent’s fees and other estimated offering expenses payable by the Company are $4,000,000.

As of May 11, 2020, the Company has received gross proceeds of $649,870 from the exercise of 4,333,167 Series B Warrants.

On April 3, 2020, the Paycheck Protection Program (“PPP”) authorized forgivable loans to small businesses to pay their employees during the COVID-19 crisis. Under the terms of the program the loan amounts will be forgiven as long as:

•	The loan proceeds are used to cover payroll costs, and most mortgage interest, rent, and utility costs over the 8-week period after the loan is made; and

•	Employee and compensation levels are maintained.

Payroll costs are capped at $100,000 on an annualized basis for each employee. It is anticipated that not more than 25% of the forgiven amount may be for non-payroll costs and loan payments will be deferred for 6 months. The Company received funding on April 20, 2020 for $527,360.

22.	Comparative figures

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Adjustments have been made to the consolidated schedule of expenses for the quarter ended March 31, 2019, to classify health insurance benefits as part of salaries, wages and bonuses and audit fees to professional fees. This change in classification does not affect previously reported cash flows from operating activities in the consolidated statements of cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report. This discussion contains forward-looking statements and forward-looking information under applicable Canadian securities legislation (collectively, “forward-looking statements”) that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, and those set forth in our most recent Annual Report on Form 10-K particularly those under “Risk Factors” discussed below and in our most recent Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and pursuant to applicable Canadian securities legislation that are based on management’s beliefs and assumptions and on information currently available to management. Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Form 10-Q contain forward-looking statements. In some cases, you can identify forward-looking statements through our use of words such as “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	the success, cost and timing of our research and development activities, validation studies and pivotal trials, including with respect to our lead product candidates, TRUFORMA™, ZM-017, ZM-022, ZM-020, ZM-007, ZM-012 ZM-006, and ZM-011;

•	our ability to obtain, and the requirements for, regulatory approval from the Food and Drug Administration’s Center for Veterinary Medicine and/or the USDA Center for Veterinary Biologics for our pharmaceutical and diagnostic product candidates, as applicable;

•	our ability to obtain funding for our operations;

•	the ability of our contract research organizations to appropriately conduct our safety studies and certain development activities;

•	the ability of our contract manufacturing organizations to manufacture and supply our product candidates in accordance with current Good Manufacturing Practices and our clinical needs;

•	our plans to develop and commercialize our product candidates;

•	the expected impact of the novel coronavirus pandemic on our operations, including the development and commercialization of our TRUFORMA™ platform and the five initial assays;

•	our ability to develop and commercialize product candidates that can compete effectively against the product candidates developed and commercialized by our competitors or the current standards of care (including human generic drugs);

•	the size and growth of the veterinary diagnostics and therapeutics markets;

•	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

•	regulatory developments in the United States;

•	the loss of key scientific or management personnel;

•	our expectations regarding the period during which we will be an “emerging growth company” under the JOBS Act;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and

•	our status as a “passive foreign investment company” for U.S. federal income tax purposes.

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

In our Annual Report on Form 10-K for the year ended December 31, 2019, we stated the following expectations with respect to our TRUFORMA™ platform:

•	verification of TRUFORMA’s™ five initial assays were expected to be completed by the end of the first quarter of 2020;

•	our goal was to complete validation by the end of the second quarter of 2020; and

•	we expected to commence commercialization of the five initial assays in select strategic markets by the end of 2020.

However, the COVID-19, pandemic has impacted our expected timing for the development and commercialization of our TRUFORMA™ platform and the five initial assays due to a number of factors, including the following:

•	our development partner has significantly reduced the number of employees working in its facilities which we expect will delay the completion of the verification of the five initial TRUFORMA™ assays and the manufacturing of commercial quantities of the TRUFORMA™ platform and the related assays;

•	veterinary hospitals and clinics that had agreed to participate in the validation of our initial TRUFORMA™ assays have either shut down or limited their operations to those involving only life-threatening conditions; and

•	potential customers have restricted access to their facilities which will affect our ability to perform on-site demonstrations and other marketing activities and to install purchased equipment.

•	The aforementioned impact of the COVID-19 pandemic was disclosed in our Form 8-K dated April 7,2020 and referred to in a press release issued on April 13, 2020.

Following the commercial launch of TRUFORMA™, we expect to continue the development of our point- of-care diagnostic platform, which is based on miniaturized laser-based Raman spectroscopy technology and is designed to detect pathogens in companion animals. We believe this platform will enable the identification of biological and biochemical signatures in complex biological samples and has the potential to achieve reference lab sensitivity/specificity to screen for a wide range of pathogens in companion animal feces, urine, respiratory, and dermatological samples in minutes without the need for extensive sample prep or the use of reagents. The diagnostic platform requires a small fecal sample preparation. Additionally, the platform has automated analysis and does not require specialized staff training. Because we are focused on the development and commercialization of the TRUFORMA™ platform, which has been adversely affected by the COVID-19 pandemic, we deferred work on this platform. We believe that this diagnostic platform does not require pre-market regulatory approval for use with companion animals in the United States.

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

We are a development-stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred net losses of $2,450,618 and $11,676,908 for the three months ended March 31, 2020 and March 31, 2019, respectively, and $19,784,054 and $16,647,687 for the years ended December 31, 2019 and December 31, 2018, respectively. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities and general and administrative costs associated with our operations. As of March 31, 2020, we had an accumulated deficit of $54,508,459 and cash and cash equivalents of $1,496,752.

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

For further information on the regulatory, business and product pipeline, please see the “Business” section of the Annual Report on Form 10-K. For further information on the risk factors, please see the “Risk Factors” section of the Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

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

Income Taxes

As of December 31, 2019, we had net operating loss carryforwards for federal and state income tax purposes of $16,140,344 and non-capital loss carryforwards for Canadian income tax purposes of approximately $20,366,610, which will begin to expire in fiscal year 2035. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. We concluded that, due to the uncertainty of realizing any tax benefits as of December 31, 2019, a valuation allowance was necessary to fully offset our deferred tax assets.

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

Translation of Foreign Currencies

The functional currency, as determined by management, is U.S. dollars, which is also our reporting currency. Transactions denominated in currencies other than U.S. dollars and the monetary value of assets and liabilities are remeasured at the period end exchange rates. Revenue and expenses are remeasured at rates of exchange prevailing on the transaction dates. All of the exchange gains or losses resulting from these other transactions are recognized in the consolidated statements of operations and comprehensive loss.

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

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Our results of operations for the three months ended March 31, 2020 and March 31, 2019 are as follows:

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019	Change
	$	$	$	%
Expenses
Research and development	630,066	7,531,375	(6,901,309)	-92%
General and administrative	1,248,861	3,212,357	(1,963,496)	-61%
Professional fees	290,682	758,298	(467,616)	-62%
Amortization - right-of-use asset	42,448	127,345	(84,897)	-67%
Amortization - intangible	45,036	267	44,769	16767%
Depreciation	76,416	62,054	14,362	23%
Loss from operations	2,333,509	11,691,696	(9,358,187)	-80%
Interest expense	651	6,174	(5,523)	-89%
Loss on fixed assets	69,834	-	69,834	N/A
Loss on right-of-use asset	59,097	-	59,097	N/A
Gain on settlement of liabilities	-	(19,737)	19,737	-100%
Other income	(5,500)	-	(5,500)	N/A
Foreign exchange gain	(6,973)	(1,225)	(5,748)	469%
Loss before income taxes	2,450,618	11,676,908	(9,226,290)	-79%

Income tax expense	-	-	-	N/A

Net loss and comprehensive loss	2,450,618	11,676,908	(9,226,290)	-79%

Revenue

We did not generate any revenue during the three months ended March 31, 2020 and March 31, 2019.

Research and Development

Research and development expense for the three months ended March 31, 2020 was $630,066 compared to $7,531,375 for the three months ended March 31, 2019, a decrease of $6,901,309 or 92%. The decrease was primarily due to a reduction in milestone payments and licensing fees of $5,886,841, contracted expenditures of $891,979, consulting fees of $56,810, salaries, bonus and benefits of $33,164, and supplies of $34,152. The reduction in milestone payments resulted primarily from the payment in the 2019 period of an aggregate of $5,000,000 in milestone payments related to our development of TRUFORMATM under our development and supply agreement with Qorvo Biotechnologies, LLC which did not recur in the 2020 period. In addition, as previously announced, we have focused our efforts on the development and commercialization of TRUFORMATM, which resulted in the elimination of milestone payments relating to our other product candidates. We expect that our research and development expenditures in 2020 will be lower than in 2019, as our work will focus solely on the verification and validation of TRUFORMATM. The novel coronavirus, or COVID-19, pandemic has impacted our expected timing for the completion of the development. Changes in timing may also affect anticipated costs of associated with such delays.

General and Administrative

General and administrative expense for the three months ended March 31, 2020 was $1,248,861, compared to $3,212,357 for the three months ended March 31, 2019, a decrease of $1,963,496 or 61%. The decrease was primarily due to a reduction in share-based compensation which was $155,022 for the three months ended March 31, 2020 compared to $2,341,104 for the comparable period in 2019. After adjusting for the share-based compensation expense, general and administrative expense increased $222,586. This increase was due to an increase in office expense of $177,686, primarily associated with the purchase of office furniture for our newly leased office space, an increase in regulatory fees of $64,364, primarily associated with NYSE American listing fees, the reclassification of rent expense from amortization of right-of-use asset of $50,078, offset by a reduction in travel and accommodation of $44,790. Due to our focus on our TRUFORMATM platform, we have reduced administrative headcount and associated activities and therefore, we expect that general and administrative expense will decrease in the remainder of 2020.

Professional Fees

Professional fees for the three months ended March 31, 2020 were $290,682 compared to $758,298 for the three months ended March 31, 2019, a decrease of $467,616 or 62%. The decrease was primarily due to expenses incurred in the three-month period ended March 31, 2019 relating to filings with the Securities and Exchange Commission which did not recur in the comparable 2020 period.

Net Loss

Our net loss for the three months ended March 31, 2020 was $2,450,618 or $0.02 per share, compared with a net loss of $11,676,908, or $0.12 per share, for the three months ended March 31, 2019, a decrease of $9,226,290 or 79%. The net loss in each period was attributed to the matters described above. We expect to continue to record net losses in future periods until such time, if ever, as we have sufficient revenue from our product candidates to offset our operating expenses.

Cash Flows

Three months ended March 31, 2020 compared to three months ended March 31, 2019

The following table shows a summary of our cash flows for the periods set forth below:

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019	Change
	$	$	$	%
Cash flows used in operating activities	(2,173,127)	(2,581,275)	408,148	-16%
Cash flows from financing activities	2,151,780	3,006,828	(855,048)	-28%
Cash flows from (used) in investing activities	1,007,513	(69,087)	1,076,600	-1558%
Increase in cash	986,166	356,466	629,700	177%
Cash and cash equivalents, beginning of period	510,586	1,940,265	(1,429,679)	-74%
Cash and cash equivalents, end of period	1,496,752	2,296,731	(799,979)	-35%

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $2,173,127, compared to $2,581,275 for the three months ended March 31, 2019, a decrease of $408,148 or 16%. The largest uses of cash resulted primarily from our net loss, as well as a decrease in accounts payable and accrued liabilities of $508,557 and an increase in accounts receivable of $74,845, partially offset by a decrease in the utilization of prepaid expenses and deposits of $409,028 and an increase in non-cash expenses including stock-based compensation of $155,022, depreciation of $76,416, loss on fixed asset disposition of $69,834, loss of right-of-use asset disposition of $59,097 amortization of intangible assets of $45,036, and amortization of right-of-use assets of $42,448.

Net cash used in operating activities for the three months ended March 31, 2019 was $2,581,275. The largest uses of cash in the 2019 period resulted primarily from our net loss, as well as a decrease in accrued liabilities of $5,397,418, which were partially offset by non-cash expenses associated with stock-based compensation of $2,341,104, stock issued for services of $792,104, and amortization of right-of-use assets and intangible assets of $127,612. Other uses included prepaid expenses and deposits of $399,654.

Financing Activities

Net cash from financing activities for the three months ended March 31, 2020 was $2,151,780, compared to $3,006,828 for the three months ended March 31, 2019, a decrease of $855,048 or 28%. Cash from financing activities in the first quarter of 2020 resulted primarily from the $2,500,000 public offering of our common shares, partially offset by stock issuance costs of $348,220.

Net cash from financing activities in the first quarter of 2019 resulted from the $3,000,000 public offering of our common shares, partially offset by stock issuance costs of $593,172 and the exercise of stock options for $600,000.

Investing Activities

Net cash from investing activities for the three months ended March 31, 2020 was $1,007,513, compared to cash used of $69,087 for the three months ended March 31, 2019, an increase of $1,076,600 or 1,558%. The increase resulted primarily from the repurchase of our previous prepaid lease for $1,002,113 and cash received on the sale of property and equipment for $5,400.

Net cash used in investing activities for the three months ended March 31, 2019 was $69,087 which resulted primarily from the additional leasehold improvements in Ann Arbor.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in May 2015. As of March 31, 2020, we had an accumulated deficit of $54,508,459. We have funded our working capital requirements primarily through the sale of our securities and the exercise of stock options.

As at March 31, 2020, the Company had cash of $1,496,752, prepaid expenses and deposits of $520,290, and accounts receivable of $142,463. Current assets amounted to $2,159,505 with current liabilities of $1,801,763, resulting in working capital (defined as current assets minus current liabilities) of $357,742.

On April 9, 2020, the Company completed a confidentially marketed public offering (“CMPO”) of its common shares and warrants for gross proceeds of $4,000,000.

As of March 31, 2020, we had shareholders’ equity of $1,951,643. After giving effect to the April 2020 offering and exercises of Series B Warrants issued in the April 2020 offering, as of May 11, 2020 our pro forma shareholders’ equity at March 31, 2020 would have been $6,173,718.

On April 20, 2020 we received a $527,360 loan under the SBA’s the Paycheck Protection Program.

On October 17, 2017 we entered into a five-year $5,000,000 unsecured working capital facility with Equidebt LLC, one of our shareholders (the “Equidebt Facility”). Amounts borrowed under the Equidebt Facility bear interest at a rate of 14% per annum payable at maturity. All amounts borrowed under the Equidebt Facility become due and payable on October 17, 2022. We can make two borrowings per month under the Equidebt Facility, each of which must be for a minimum of $250,000. The Equidebt Facility is unsecured. As of March 31, 2020, no amounts have been borrowed against this facility.

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

Outstanding Share Data

The only class of outstanding voting or equity securities of the Company are the common shares. As of May 11, 2020:

•	there are 166,538,233 common shares issued and outstanding;

•	there are stock options outstanding under our Stock Option Plan to acquire an aggregate of 11,841,265 common shares; and

•	there are common share purchase warrants (collectively, the “February Warrants”) outstanding to acquire an aggregate of 21,875,001 common shares, which February Warrants were issued in connection with an offering completed by the Company on February 14, 2020 (which has been described in a Form 8-K dated February 12, 2020). Of these February Warrants, 20,833,334 are exercisable for a cash price of $0.20 per share (the “Series A Warrants”), and 1,041,667 are exercisable for cash price of $0.15 per share (the Placement Agent Warrants”). The February Warrants also have a “cashless exercise” feature which is applicable in certain circumstances. The cashless exercise feature could result in the potential issuance of common shares based upon the “in-the-money” value of the February Warrants at the time of exercise of the applicable February Warrants. The number of the common shares that may be issued is not determinable. However, the number of common shares that are issuable is based upon a formula contained in the February Warrants, which determines the number of common shares issuable by dividing the “in-the-money” value (based upon the then current market price, as provided in the February Warrants) by the then current market price, and multiplying this result by the number of common shares that are issuable under the applicable February Warrants pursuant to cash exercise.

•	there were common share purchase warrants (collectively, the “April Warrants”) outstanding to acquire an aggregate of 18,333,334 common shares, which April Warrants were issued in connection with an offering completed by the Company on April 9,2020 (which has been described in a Form 8-K dated April 7 2020). Of these April Warrants, 16,666,667 are Series B Warrants, 1,666,667 are Placement Agent Warrants, and are all exercisable for a cash price of $0.15 per share. There are currently 14,000,167 April Warrants outstanding to acquire an aggregate of 14,000,167 common shares. The April Warrants also have a “cashless exercise” feature which is applicable in certain circumstances. The cashless exercise feature could result in the potential issuance of common shares based upon the “in-the-money” value of the April Warrants at the time of exercise of the applicable April Warrants. The number of the common shares that may be issued is not determinable. However, the number of common shares that are issuable is based upon a formula contained in the April Warrants, which determines the number of common shares issuable by dividing the “in-the-money” value (based upon the then current market price, as provided in the April Warrants) by the then current market price, and multiplying this result by the number of common shares that are issuable under the applicable April Warrants pursuant to cash exercise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2020.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On November 1, 2019, Heska Corporation (“Heska”) filed a complaint for damages and injunctive relief (the “Complaint”) in the United States District Court for the Middle District of North Carolina, Case 1:19-cv-01108-LCB-JLW, against Qorvo US, Inc. (“Qorvo US”), Qorvo Biotechnologies, LLC (“Qorvo Biotech” and, together with Qorvo US, “Qorvo”) and the Company (collectively with Qorvo, the “Defendants”). The Complaint alleges, among other things, that the Defendants improperly obtained Heska’s trade secrets and confidential information and/or conspired to use improper means to misappropriate Heska’s trade secrets related to an instrument and related consumable products for performing immunoassay analysis of biomarkers and other substances. The Complaint seeks compensatory and exemplary damages, as well as preliminary and permanent injunctive relief to prevent the Defendants from commercializing the Company’s TRUFORMATM diagnostic instrument. On January 21, 2020, the Defendants filed a motion seeking dismissal of the Complaint. On February 11, 2020, Heska filed its response to the Defendants’ motion to dismiss to which the Defendants responded on February 25, 2020. The Court has not yet ruled on Defendants’ motion to dismiss, and the litigation remains stayed pending a ruling on that motion. The Company believes that the allegations in the Complaint have no merit and will not have a material adverse effect on the Company’s business, results of operations or financial condition. Although the Company is expected to commence the commercialization of its TRUFORMATM platform by the end of 2020, the novel coronavirus, or COVID-19, pandemic has impacted the Company’s expected timing, as described further in the “Risk Factors” section of this Quarterly Report.

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

We have not generated any revenue to date, and we expect to continue to incur significant research and development costs and other expenses. Our net loss and comprehensive loss for the three months ended March 31, 2020 and March 31, 2019 was $2,450,618 and $11,676,908, respectively, and for the years ended December 31, 2019 and December 31, 2018 was $19,784,054 and $16,647,687, respectively. Our accumulated deficit as of March 31, 2020 was $54,508,459. As of March 31, 2020, we had total shareholders' equity of $1,951,643. We expect to continue to incur losses for the foreseeable future, which will increase significantly from historical levels as we expand our product development activities (including conducting required clinical studies and trials), seek necessary approvals for our product candidates, and begin commercialization activities. Even if we succeed in developing and broadly commercializing one or more of our product candidates, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or cease operations.

The “Novel Coronavirus Disease 2019” (“COVID-19”) pandemic has materially and adversely affected the development and commercialization of our TRUFORMA™ platform.

The COVID-19 pandemic has materially and adversely affected the development and commercialization of our TRUFORMA™ platform and the initial five assays. In response to the pandemic, our development partner has reduced the number of employees working in its facilities which we expect will delay the completion of the verification of the five initial TRUFORMA™ assays and the manufacturing of commercial quantities of the TRUFORMA™ platform and the related assays. Veterinary hospitals and clinics that had agreed to participate in the validation of our initial TRUFORMA™ assays have either shut down or limited their operations to those involving only life-threatening conditions. Potential customers have restricted access to their facilities which will affect our ability to perform on-site demonstrations and other marketing activities and to install purchased equipment. The extent to which the COVID-19 pandemic may impact the development and commercialization of our TRUFORMA™ platform and the related assays will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the spread and severity of COVID-19, and the effectiveness of governmental actions in response to the pandemic.

The COVID-19 outbreak has disrupted our development partners and the COVID-19 pandemic and any future outbreak of a health epidemic or other adverse public health developments could materially and adversely affect our business and operating results.

The COVID-19 outbreak has disrupted our development partners and the COVID-19 pandemic and any future outbreak of a health epidemic or other adverse public health developments could materially and adversely affect our business and operating results. For example, our development partner for our TRUFORMA™ platform and the related assays has reduced the number of employees working in its facility which has significantly impacted our expected timing for the completion of the development and the commencement of the commercialization of our TRUFORMA™ platform and the related assays. If our suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. At this point in time, there is uncertainty relating to the potential effect of COVID-19 on our business. Infections may become more widespread and should that cause supply disruptions it would have a negative impact on our business, financial condition and operating results. In addition, a significant health epidemic could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect the market for our products, which could have a material adverse effect on our business, operating results and financial condition.

The COVID-19 pandemic and any future outbreak of a health epidemic or other adverse public health developments could materially and adversely affect the sales of our products.

The COVID-19 pandemic has resulted in a significant spike in unemployment and a concomitant decline in economic activity in the U.S. and many other countries and any future outbreak of a health epidemic or other adverse public health developments may have similar effects. Pet owners may be unwilling or unable to seek treatment for their pets in such circumstances, thereby decreasing demand for our products. In addition, as noted above, potential customers for our products have either shut down or limited their operations to those involving only life-threatening conditions which will affect our ability to perform on-site demonstrations and other marketing activities and to install purchased equipment. Potential customers also may be unwilling or unable to invest in new equipment or to introduce new treatments for their patients. As a result, the COVID-19 pandemic and any future outbreak of a health epidemic or other adverse public health developments could materially and adversely affect the sales of our products.

We are subject to the continued listing requirements of the NYSE American. If we are unable to comply with such requirements, our common shares would be delisted from the NYSE American, which would limit investors’ ability to effect transactions in our common shares and subject us to additional trading restrictions.

Our common shares are currently listed on the NYSE American. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE American’s listing requirements; if an issuer’s common stock sells at what the NYSE American considers a “low selling price” (generally trading below $0.20 per share for an extended period of time); or if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. On April 10, 2020, we received a deficiency letter from the NYSE American indicating that the we are not compliance with Section 1003(f)(v) of the NYSE American Company Guide, because our common shares have been selling for a low price per share for a substantial period time. If we fail to regain compliance with the NYSE American continued listing standards by October 10, 2020, the NYSE American will commence delisting proceedings.

If the NYSE American delists our common shares from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our common shares would qualify to be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our common shares are a “penny stock” which will require brokers trading in our common shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Zomedica Pharmaceuticals Corp.

By:	/s/ Shameze Rampertab
Name:	Shameze Rampertab
Title:	Interim CEO and CFO

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))

3.2	Amended and Restated By-Law No. 1 of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))

3.3	Certificate of Amendment and Registration of Restated Articles of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))

3.4	Certificate of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))

3.5	Articles of Amendment to the Articles of Incorporation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2019 (File No. 001-38298))

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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