Form 10-Q
period 2020-06-30
Zomedica Pharmaceuticals Corp.
filed 2020-08-10
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020.

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

As of August 10, 2020, 564,051,438 shares of the registrant’s common shares, without par value, were issued and outstanding.

Zomedica Pharmaceuticals Corporation

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2020

TABLE OF CONTENTS

Page
PART I

FINANCIAL INFORMATION

1. Condensed Financial Statements	1
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
3. Quantitative and Qualitative Disclosures About Market Risk	38
4. Controls and Procedures	38
PART II

OTHER INFORMATION

1. Legal Proceedings	38
1A. Risk Factors	39
6. Exhibits	40

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated financial statements

For the three and six months ended June 30, 2020 and 2019

(Expressed in United States Dollars, except as otherwise noted)

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated balance sheets

As at June 30, 2020 and December 31, 2019

(Stated in United States dollars)

		June 30,	December 31,
	Note	2020	2019

Assets

Current assets:
Cash and cash equivalents		$29,103,049	$510,586
Prepaid expenses and deposits	5	782,647	1,228,585
Tax credits and other receivables		182,496	67,618
		30,068,192	1,806,789

Property and equipment	6	798,901	729,142
Right-of-use asset	8	1,441,124	1,103,658
Intangible assets	7	453,370	543,395
		$32,761,587	$4,182,984

Liabilities and shareholders' equity

Current liabilities:
Accounts payable and accrued liabilities		$1,731,469	$2,087,525
Current portion of lease obligations	8	232,496	-
		1,963,965	2,087,525

Lease obligations	8	1,218,661	-
		3,182,626	2,087,525

Shareholders' equity:
Capital stock
Series 1 preferred shares, without par value;
20 shares authorized (2019 - 20)
Issued and outstanding
12 series 1 preferred shares (2019 - 12)	10	11,961,397	11,961,397
Unlimited common shares without par value;
Issued and outstanding
361,039,946 common shares (2019 - 108,038,398)	11	67,328,922	38,566,820
Shares to be issued	12	1,465,500	-
Additional paid-in capital	13,14	8,639,590	3,625,083
Accumulated deficit		(59,816,448)	(52,057,841)
		29,578,961	2,095,459

		$32,761,587	$4,182,984

Commitments and contingencies (Note 15)

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated statements of operations and comprehensive loss

For the three and six months ended June 30, 2020 and 2019

(Stated in United States dollars)

		Three months ended June 30,		Six months ended June 30,
	Note	2020	2019	2020	2019

Expenses:
Research and development	18	$3,908,171	$1,061,507	$4,503,570	$8,592,882
General and administrative	18	988,734	901,319	2,272,261	4,113,677
Professional fees	18	282,791	231,647	573,472	989,946
Amortization - right-of-use asset	8	-	127,345	42,448	254,690
Amortization - intangible assets	7	44,990	270	90,025	537
Depreciation	6	77,859	68,925	154,275	130,979
Loss from operations		5,302,545	2,391,013	7,636,051	14,082,711
Interest income		(247)	-	(328)	-
Interest expense		-	12,164	732	18,338
Loss on disposal of property and equipment	6	-	1,308	69,834	1,308
Loss on right-of-use-asset	8	-	-	59,097	-
Gain on settlement of liabilities		-	-	-	(19,737)
Other income		-	-	(5,500)	-
Foreign exchange loss (gain)		5,692	(58)	(1,279)	(1,283)
Loss before income taxes		5,307,990	2,404,427	7,758,607	14,081,337
Income tax expense		-	-	-	-
Net loss and comprehensive loss		$5,307,990	$2,404,427	$7,758,607	$14,081,337

Weighted average number of common shares - basic and diluted		214,830,818	108,038,398	166,814,645	104,528,705

Loss per share - basic and diluted		$(0.02)	$(0.02)	$(0.05)	$(0.13)

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated statements of shareholders’ equity

For the three and six months ended June 30, 2020 and 2019

(Stated in United States dollars)

		Series 1 preferred stock		Common stock
	Note	Shares	Amount	Shares	Amount	Common stock subscribed	Shares to be issued	Additional paid-in capital	Accumulated deficit	Total

Balance at December 31, 2018		-	$-	97,598,898	$30,410,648	$4,280,000	$-	$1,240,139	$(32,273,787)	$3,657,000
Stock issuance for services	11	-	-	707,236	792,104	-	-	-	-	792,104
Stock-based compensation	13	-	-	-	-	-	-	2,341,104	-	2,341,104
Stock issuance for financing, net of cost	10,11	12	11,962,811	9,337,529	6,690,922	(4,280,000)	-	-	-	14,373,733
Stock issued due to exercise of options	11,13	-	-	394,735	754,148	-	-	(154,148)	-	600,000
Net loss		-	-	-	-	-	-	-	(14,081,337)	(14,081,337)
Balance at June 30, 2019		12	$11,962,811	108,038,398	$38,647,822	$-		$3,427,095	$(46,355,124)	$7,682,604

Balance at December 31, 2019		12	$11,961,397	108,038,398	$38,566,820	$-	$-	$3,625,083	$(52,057,841)	$2,095,459
Stock, warrants and pre-funded warrants issuance for financing	11	-	-	175,330,001	15,984,325	-	1,465,500	10,514,458	-	27,964,283
Stock issuance costs	11	-	-	-	(1,755,376)	-	-	(1,084,024)	-	(2,839,400)
Placement agent warrants	11	-	-	-	(154,767)	-	-	154,767	-	-
Stock-based compensation	13	-	-	-	-	-	-	290,866	-	290,866
Stock issued due to exercise of warrants and pre-funded warrants	11	-	-	77,671,547	14,687,920	-	-	(4,861,560)	-	9,826,360
Net loss		-	-	-	-	-	-	-	(7,758,607)	(7,758,607)
Balance at June 30, 2020		12	$11,961,397	361,039,946	$67,328,922	$-	$1,465,500	$8,639,590	$(59,816,448)	$29,578,961

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.

Condensed unaudited interim consolidated statements of cash flows

For the three and six months ended June 30, 2020 and 2019

(Stated in United States dollars)

		Three months ended June 30,		Six months ended June 30,
	Note	2020	2019	2020	2019

Cash flows used in operating activities:
Net loss for the period		$(5,307,990)	$(2,404,427)	$(7,758,607)	$(14,081,337)
Adjustments for
Depreciation	6	77,859	68,925	154,275	130,979
Amortization - intangible assets	7	44,990	270	90,025	537
Amortization - right-of-use-asset	8	-	127,345	42,448	254,690
Loss on disposal of property and equipment	6	-	1,308	69,834	1,308
Loss on right-of-use asset	8	-	-	59,097	-
Non-cash portion of rent expense	8	6,019	-	10,032	-
Stock issued for services	11	-	-	-	792,104
Stock-based compensation	13	135,844	-	290,866	2,341,104
Change in non-cash operating working capital
Tax credits and other receivables		(40,032)	(17,578)	(114,878)	(41,891)
Prepaid expenses		56,284	92,418	67,908	263,010
Deposits		(318,643)	(327,138)	78,762	(98,075)
Accounts payable and accrued liabilities		(374,859)	(5,977,134)	(883,414)	(579,716)
		(5,720,528)	(8,436,011)	(7,893,652)	(11,017,287)

Cash flows from financing activities:
Proceeds from financing of preferred shares	10	-	12,000,000	-	12,000,000
Proceeds from issuance of common shares, warrants and pre-funded warrants	11,14	23,998,783	-	26,498,783	3,000,000
Cash received from warrant exercises	13	9,826,359	-	9,826,359	600,000
Cash received from shares to be issued	12	1,465,500	-	1,465,500	-
Cash paid on stock issuance costs	11,14	(2,491,177)	(33,095)	(2,839,400)	(626,267)
Cash received for government loan	9	527,360	-	527,360	-
		33,326,825	11,966,905	35,478,602	14,973,733

Cash flows (used in) from investing activities:
Cash from sale of property and equipment	6	-	-	5,400	-
Investment in property and equipment	6	-	-	-	-
Cash from lease repurchase	8	-	(5,477)	1,002,113	(74,563)
		-	(5,477)	1,007,513	(74,563)

Increase in cash and cash equivalents		27,606,297	3,525,417	28,592,463	3,881,883

Cash and cash equivalents, beginning of period		1,496,752	2,296,731	510,586	1,940,265

Cash and cash equivalents, end of period		$29,103,049	$5,822,148	$29,103,049	$5,822,148

Supplemental cash flow information:

Interest paid		$-	$12,164	$651	$18,338

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and six months ended June 30, 2020 and 2019
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

On April 21, 2016, the Company closed its qualifying transaction (“Transaction”), consisting of the acquisition of ZoMedica Pharmaceuticals Inc. (“ZoMedica”) pursuant to a three-cornered amalgamation, whereby ZoMedica was amalgamated with 9674128 Canada Inc. (which was wholly-owned by WOW) and common shares and options of the Company were issued to former holders of ZoMedica securities as consideration. The amalgamated company changed its name to Zomedica Pharmaceuticals Ltd. and WOW subsequently changed its name to Zomedica Pharmaceuticals Corp. Prior to completion of the Transaction, WOW consolidated its common shares on the basis of the one post-consolidation common share for every 2.5 pre-consolidation common shares. The Transaction constituted WOW’s qualifying transaction under TSX Venture Exchange Policy 2.4 – Capital Pool Companies. The shares of Zomedica Pharmaceuticals Corp. began trading on the TSX Venture Exchange under the new symbol “ZOM” on Monday, May 2, 2016. On June 21, 2016, the Company filed Articles of Amalgamation and vertically amalgamated with its wholly-owned subsidiary, Zomedica Pharmaceuticals Ltd. On February 10, 2020 the Company voluntarily delisted from the TSX-V.

Zomedica has one corporate subsidiary, Zomedica Pharmaceuticals, Inc., a Delaware company whose results and operations are included in these consolidated financial statements. We are a development stage veterinary health company focused on creating point-of-care diagnostic platforms for use by veterinarians treating companion animals by focusing on the unmet needs of clinical veterinarians. Zomedica's head office is located at 100 Phoenix Drive, Suite 180, Ann Arbor, MI 48108 and its registered office is located at 3400, 350-7th Ave SW, Calgary, AB, T2P 3N9.

2.	Basis of preparation

The accounting policies set out below have been applied consistently in the condensed unaudited interim consolidated financial statements. The condensed unaudited interim consolidated financial statements do not include all of the information required for annual consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and six months ended June 30, 2020 and 2019
(Stated in United States dollars)
2.	Basis of preparation (continued)

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

Areas where significant judgment is involved in making estimates are, the determination of fair value of stock-based compensation, the useful lives of property and equipment, allocation of proceeds from financings to shares and warrants, fair value of placement agent warrants and forecasting future cash flows for assessing the going concern assumption.

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
For the three and six months ended June 30, 2020 and 2019
(Stated in United States dollars)
3.	Significant accounting policies (continued)

Translation of foreign currencies

In respect of other transactions denominated in currencies other than the Company and its wholly owned operating subsidiaries’ functional currencies, the monetary assets and liabilities are remeasured at the period end rates. Revenue and expenses are measured at rates of exchange prevailing on the transaction dates. All of the exchange gains or losses resulting from these other transactions are recognized in the condensed unaudited interim consolidated statements of operations and comprehensive loss.

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

The dilutive effect of stock options is determined using the treasury stock method. Stock options to purchase common shares of the Company during the period were not included in the computation of diluted EPS because the Company has incurred a loss for the three and six months ended June 30, 2020 as the effect would be anti-dilutive.

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
For the three and six months ended June 30, 2020 and 2019
(Stated in United States dollars)

4.	Critical accounting judgments and key sources of estimation uncertainty

The preparation of financial statements in accordance with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Useful lives of property and equipment

The Company reviews the estimated useful lives of property and equipment with definite useful lives at the end of each year and assesses whether the useful lives of certain items should be shortened or extended, due to various factors including technology, competition and revised service offerings. During the three and six months ended June 30, 2020 and 2019, the Company was not required to adjust the useful lives of any assets based on the factors described above. Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable.

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

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and six months ended June 30, 2020 and 2019
(Stated in United States dollars)

5.	Prepaid expenses and deposits
	June 30,	December 31,
	2020	2019
Deposits (i)	$655,203	$1,033,231
Prepaid marketing (ii)	33,505	19,829
Prepaid insurance (ii)	19,860	110,636
Other (iii)	74,079	64,889
Total	$782,647	$1,228,585

(i)	Deposits include payments made to vendors in advance and are primarily associated with research activity, leasing deposits and costs for additional office space. As of June 30, 2020, and December 31, 2019, the Company classified all amounts as a current asset in the consolidated balance sheet, respectively;

(ii)	As of June 30, 2020, and December 31, 2019, all amounts were classified as a current asset in the consolidated balance sheet;

(iii)	Other is comprised of deferred financing costs, subscription payments, utilities, travel costs and software licensing. As of June 30, 2020, and December 31, 2019, the Company classified all amounts as a current asset in the consolidated balance sheet.

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and six months ended June 30, 2020 and 2019
(Stated in United States dollars)

6.	Property and equipment

	Computer equipment	Furniture and equipment	Laboratory equipment	Leasehold improvements	Total
Cost
Balance at December 31, 2018	$170,002	$181,879	$352,637	$282,975	$987,493
Additions	218,076	3,415	3,350	65,672	290,513
Disposals	(2,210)	-	-	-	(2,210)
Balance at December 31, 2019	385,868	185,294	355,987	348,647	1,275,796
Additions	-	-	-	299,268	299,268
Disposals	(9,933)	(64,018)	(13,712)	(76,455)	(164,117)
Balance at June 30, 2020	375,935	121,276	342,275	571,460	1,410,947

Accumulated depreciation
Balance at December 31, 2018	104,918	29,585	99,696	36,206	270,405
Depreciation	88,417	26,617	68,519	93,597	277,150
Disposals	(901)	-	-	-	(901)
Balance at December 31, 2019	192,434	56,202	168,215	129,803	546,654
Depreciation	44,102	8,857	34,705	66,611	154,275
Disposals	(2,849)	(28,505)	(30,843)	(26,686)	(88,883)
Balance at June 30, 2020	233,687	36,554	172,077	169,728	612,046

Net book value as at:
December 31, 2019	$193,434	$129,092	$187,772	$218,844	$729,142
June 30, 2020	$142,248	$84,722	$170,198	$401,732	$798,901

In February 2020, the Company disposed of assets with a net book value of $75,234. The Company received proceeds of $5,400 and recorded a loss of $69,834 in the consolidated statement of loss and comprehensive loss for the three months ended March 31, 2020 and six months ended June 30, 2020.

In February 2020, the Company reclassified $299,268 of prepaid expenses to property and equipment for leasehold improvements that became ready for use in February 2020 but were paid for in 2019.

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and six months ended June 30, 2020 and 2019
(Stated in United States dollars)

7.	Intangible assets

	Computer software	Trademarks	Website	Total intangible assets
Cost
Balance at December 31, 2018	$5,143	$16,236	$-	$21,379
Additions	-	-	531,419	531,419
Balance at December 31, 2019	5,143	16,236	531,419	552,798
Additions	-	-	-	-
Balance at June 30, 2020	5,143	16,236	531,419	552,798

Accumulated amortization
Balance at December 31, 2018	5,143	3,178		8,321
Amortization	-	1,082		1,082
Balance at December 31, 2019	5,143	4,260		9,403
Amortization	-	544	89,481	90,025
Balance at June 30, 2020	5,143	4,804	89,481	99,428

Net book value as at:
December 31, 2019	$-	$11,976	$531,419	$543,395
June 30, 2020	$-	$11,432	$441,938	$453,370

Total estimated future amortization of intangible assets for each fiscal year is as follows:

2020	$90,796
2021	180,144
2022	180,144
2023	1,089
2024	1,089
2025	108
Total	$453,370

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and six months ended June 30, 2020 and 2019
(Stated in United States dollars)

8.	Leases

The Company adopted ASC 842 with an initial application date of January 1, 2019. The Company was party to two lease agreements under which it rented office and laboratory space. The rent for both leases was prepaid upon inception and therefore at January 1, 2019, the Company reclassified its prepaid lease balances of $1,613,038 to a right-of-use asset. The Company recorded nil and $42,448 of amortization on the right-of-use asset for the three and six months ended June 30, 2020 (June 30, 2019 - $254,690).

On February 1, 2020 the Company cancelled its existing lease with Wickfield Phoenix LLC and entered into a new lease. The new lease period is for 60 months, commencing on February 1, 2020 and ending on January 31, 2025 with a monthly rent payment of $32,452 escalating to $36,525 over the lease period. Upon cancellation of the existing lease, the Company received a refund of prepaid rent in the amount of $1,002,113. The carrying value of the right of use asset was $1,061,210 upon cancellation. In February 2020, the Company recorded a loss on right-of-use asset of $59,097 in the consolidated statements of operations and comprehensive loss.

On February 1, 2020, the Company recorded a right-of-use asset and a corresponding lease liability in the amount of $1,553,611 using the Company’s incremental borrowing rate of 12%. During the three and six months ended June 30, 2020, the Company recognized $103,375 and $172,291 in rent expense with $21,763 and $38,992 recorded in research and development expenses and $81,612 and $137,630 recorded in general and administrative expense in the consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2019, the Company recognized $5,940 and $11,880 in rent expense with nil recorded in research and development expenses and $5,940 and $11,880 recorded in general and administrative expense in the consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2020, the Company also recorded $4,331 in rent expense related to month to month leases with the entirety in general and administrative expense in the consolidated statements of operations and comprehensive loss.

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and six months ended June 30, 2020 and 2019
(Stated in United States dollars)

8.	Leases (continued)

Right-of-use asset	Premise lease
Cost
Aggregate lease commitments	$2,067,505
Less: impact of present value	(513,894)
Balance at June 30, 2020	1,553,611

Reduction in right-of-use asset
Straight line amortization	172,292
Interest	(59,805)
Balance at June 30, 2020	112,487

Net book value as at:
June 30, 2020	$1,441,124

Lease liabilities	Premise lease

Additions	$1,553,612
Payments	(162,260)
Interest	59,805
Total lease liabilities at June 30, 2020	1,451,157

Current portion of lease liabilities	232,496
Long term portion of lease liabilities	1,218,661
Total lease liabilities at June 30, 2020	$1,451,157

Total remaining undiscounted lease liabilities related to the above lease are as follows:

2020	$194,712
2021	400,133
2022	412,137
2023	424,501
2024	437,236
2025	36,326
Total	$1,905,045

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and six months ended June 30, 2020 and 2019
(Stated in United States dollars)

9.	Loan arrangements

On October 17, 2017, the Company entered into a loan arrangement with a shareholder of the Company, pursuant to which such shareholder has agreed to provide a loan facility to the Company, whereby the Company may borrow up to $5,000,000, with the proceeds to be used for working capital and general corporate purposes. The term of the loan facility is five (5) years, with principal and interest payments being due only at the time of maturity. Under the loan agreement, the Company may borrow in one or more advances, provided however that a minimum amount of $250,000 must be borrowed at any one time and not more than two advances may occur per month. Interest shall accrue at a rate of fourteen percent (14%) per annum, payable upon maturity. As of June 30, 2020, no amounts have been borrowed.

In April of 2020, the Company received $527,360 from the SBA’s Paycheck Protection Program. The receipt is currently reported in accounts payable and accrued liabilities. If the loan is required to be repaid it will be granted a two-year term at 1% interest.

10.	Preferred stock

The Company is authorized to issue 20 shares of Series 1 Preferred Shares, all without par value, and each having a stated value of $1,000,000. The Series 1 Preferred Shares do not have voting rights except to the extent required by applicable law and are not convertible into the Company’s common shares. Holders of the Series 1 Preferred Shares will not be entitled to dividends but, in lieu thereof, will receive Net Sales Payments (“Net Sales Payments” is defined as annual payments equal to 9 percent of sales) until such time as the holders have received total Net Sales Payments equal to 9 times the aggregate stated value of the outstanding Series 1 Preferred Shares. The Company will have the right to redeem the outstanding Series 1 Preferred Shares at any time at a redemption price equal to 9 times the aggregate stated value of the Series 1 Preferred Shares outstanding less the aggregate amount of the Net Sales Payments paid (the “Redemption Amount”).

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

Issued and outstanding preferred stock:

	Number of
	preferred	Preferred
	stock	stock amount
Balance at December 31, 2018	-	$-
Stock issued from financing (i)	12	11,961,397
Balance at December 31, 2019	12	$11,961,397
Balance at June 30, 2020	12	$11,961,397

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and six months ended June 30, 2020 and 2019
(Stated in United States dollars)

11.	Common stock

The Company is authorized to issue an unlimited number of common shares, all without par value.

Issued and outstanding common stock:

	Number of
	common	Common
	stock	stock amount
Balance at December 31, 2018	97,598,898	$30,410,648
Stock issuance for services (i and ii)	707,236	792,104
Stock issued from financing (iii and iv)	9,337,529	6,690,922
Stock issued due to exercise of options	394,735	754,148
Balance at June 30, 2019	108,038,398	$38,647,822

Balance at December 31, 2019	108,038,398	$38,566,820
Stock issued from financing (v,vi,vii)	175,330,001	15,984,325
Stock issuance costs	-	(1,755,376)
Placement agent costs	-	(154,767)
Stock issued from the financing and exercise of pre-funded warrants (viii)	12,162,492	1,080,289
Stock issued from the exercise of warrants (ix)	65,509,055	13,607,631
Balance at June 30, 2020	361,039,946	$67,328,922

(i)	On January 14, 2019, the Company settled $75,000 of amounts due to a vendor by issuing 49,342 common shares valued at $55,263 at the date of issuance. The Company recorded a $19,737 gain on the settlement of liabilities.

(ii)	On January 14, 2019, the Company issued 657,894 common shares in satisfaction of $1,000,000 of all remaining milestones under a License and Supply Agreement with a third party. The Company recognized $736,841 as research and development expense, based on the value of the common stock on the date of issuance.

(iii)	On January 14, 2019, the Company completed a non-brokered private placement, and issued 2,815,789 common shares. Gross proceeds of $4,280,000 were received prior to December 31, 2018.The Company recorded $465 of share issuance costs as an offset to common stock.

(iv)	On March 28, 2019, the Company completed an underwritten public offering of its common stock pursuant to which the Company sold an aggregate 6,521,740 common shares for gross proceeds of $3,000,000. The Company recorded $592,707 of share issuance costs as an offset to common stock.

(v)	On February 14, 2020, the Company completed a registered direct offering (“RDO”) of its common shares and a simultaneous private placement of its warrants (“Series A Warrants”) in a fixed combination of one common share and a Series A Warrant to purchase one common share, resulting in the sale of 20,833,334 common shares and Series A Warrants to purchase 20,833,334 common shares at a combined offering price of $0.12 per share and related Series A Warrant. Each Series A Warrant has an exercise price of $0.20 per share, is exercisable six months after issuance and has a term of 5.5 years. The Company also issued warrants to the placement agents to purchase 1,041,667 common shares at an exercise price of $0.15 per share (“Series A Placement Agent Warrants”), which were exercisable immediately upon issuance and have a term of 5 years. In aggregate, the Company issued 20,833,334 common shares, 20,833,334 Series A Warrants in addition to 1,041,667 Series A Placement Agent Warrants.

The Company raised $2,500,000 in gross proceeds as part of the RDO. The Company recorded $1,705,655 as the value of common shares under common stock and $794,345 as the value of Series A Warrants under additional paid-in-capital in the consolidated statements of shareholders’ equity.

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and six months ended June 30, 2020 and 2019
(Stated in United States dollars)
11.	Common stock (continued)

The direct cash costs related to the issuance of the common shares and warrants issued in February were $348,220. These direct costs were recorded as an offset against the statement of shareholders’ equity with $238,217 being recorded under capital stock and $110,003 being recorded under additional paid-in-capital. The Company also recorded the value of the Series A Placement Agent Warrants in the amount of $52,496 as an offset against the statement of shareholders’ equity with $35,816 being recorded under capital stock and $16,680 being recorded under additional paid-in-capital.

(vi)	On April 9, 2020 the Company completed a confidentially marketed public offering (“CMPO”) of its common shares and warrants (“Series B Warrants”) of 33,333,334 common shares and warrants to purchase up to 16,666,667 common shares. The securities were sold in a fixed combination of one common share and 0.5 of a Series B Warrant at a combined offering price of $0.12 per share and accompanying warrant. Each whole warrant is exercisable immediately for one common share after issuance, at an exercise price of $0.15 per share and has a term of 5 years. The Company also issued warrants to the placement agents to purchase 1,666,667 common shares at an exercise price of $0.15 per share (“Series B Placement Agent Warrants”), which were exercisable immediately upon issuance and have a term of 5 years. In aggregate, the Company issued 33,333,334 common shares,16,666,667 Series B Warrants in addition to 1,666,667 Series B Placement Agent Warrants.

The Company raised $4,000,000 in gross proceeds in the CMPO. The Company recorded $2,942,248 as the value of common shares under common stock and $1,057,752 as the value of Series B Warrants under additional paid-in-capital in the consolidated statements of shareholders’ equity.

The direct cash costs related to the issuance of the common shares and warrants issued in April were $582,977. These direct costs were recorded as an offset against the statement of shareholders’ equity with $428,283 being recorded under capital stock and $154,694 being recorded under additional paid-in-capital. The Company also recorded the value of the Series B Placement Agent Warrants in the amount of $161,714 as an offset against the statement of shareholders’ equity with $118,951 being recorded under capital stock and $42,763 being recorded under additional paid-in-capital.

(vii)	On May 29, 2020 the Company completed a public offering of its common shares or common share equivalents (“Series C pre-funded warrants”), and warrants (“Series C Warrants”) in a fixed combination of one common share or Series C pre-funded warrant, and a Series C Warrant to purchase one common share, resulting in the sale of 121,163,333 common shares, 12,170,000 pre-funded warrants, and Series C Warrants to purchase 133,333,333 common shares at a combined offering price of $0.15 per share for the common shares and related Series C Warrant, or a combined offering price of $0.1499 per pre-funded warrant and related Series C warrant. Each Series C pre-funded warrant has an exercise price of $0.0001 per share, is exercisable immediately after issuance, is exercisable only on a cashless exercise basis, and will not expire prior to exercise. Each Series C Warrant has an exercise price of $0.15 per share, is exercisable immediately after issuance and has a term of 2 years.

The Company raised $19,998,783 in gross proceeds as part of the public offering. The Company recorded $11,336,422 as the value of common shares under common stock, $1,080,289 as the value of the pre-funded warrants and $7,582,072 as the value of Series C Warrants under additional paid-in-capital in the consolidated statements of shareholders’ equity.

The direct cash costs related to the issuance of the common shares, Series C pre-funded warrants and Series C Warrants issued in May were $1,908,202. These direct costs were recorded as an offset against the statement of shareholders’ equity with $1,088,876 being recorded under capital stock and $819,327 being recorded under additional paid-in-capital.

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and six months ended June 30, 2020 and 2019
(Stated in United States dollars)
11.	Common stock (continued)

(viii)	All Series C pre-funded warrants were exercised in June 2020. Upon exercise the value of the warrant exercise was based on the one-day VWAP of the Company stock the day before the exercise request date. The cashless exercise option resulted in the issuance of 12,162,492 shares.

(ix)	As of June 30, 2020, 11,602,084 Series B Warrants have been exercised, resulting in additional cash proceeds of $1,740,313 and 53,906,971 Series C Warrants have been exercised, resulting in additional cash proceeds of $8,086,046. All warrants were exercised during the three months ended June 30, 2020.

12.	Shares to be issued

The Company received cash on Series C Warrant exercises in for 9,770,000 shares at an exercise price of $0.15 per share, for aggregate gross proceeds of $1,465,500. The Company issued the shares in the subsequent period.

13.	Stock-based compensation

During the three months ended June 30, 2020 and 2019, nil options were exercised. During the six months ended June 30, 2020 and 2019, nil and 394,735 options were exercised, respectively. During the three months ended June 30, 2020 and 2019, the Company issued 2,000,000 and nil stock options, respectively. During the six months ended June 30, 2020 and 2019, the Company issued 7,056,000 and 5,995,000 stock options, respectively, each option entitling the holder to purchase one common share of the Company.

The continuity of stock options are as follows:

	Number of options	Weighted avg exercise price
Balance at December 31, 2019	7,040,265	$1.28
Stock options forfeited January 23, 2020	(50,000)	1.52
Stock options forfeited February 25, 2020	(5,000)	1.12
Stock options forfeited March 1, 2020	(50,000)	1.52
Stock options granted March 14, 2020	5,056,000	0.19
Stock options forfeited April 21, 2020	(150,000)	0.19
Stock options forfeited May 4, 2019	(15,000)	0.19
Stock options forfeited May 5, 2020	(30,000)	1.52
Stock options forfeited May 7, 2020	(15,000)	1.52
Stock options forfeited June 11, 2020	(15,000)	1.52
Stock options granted June 16, 2020	2,000,000	0.19
Balance at June 30, 2020	13,766,265	$0.73
Vested at June 30, 2020	8,805,932	$1.04

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and six months ended June 30, 2020 and 2019
(Stated in United States dollars)
13.	Stock-based compensation (continued)

As at June 30, 2020, details of the issued and outstanding stock options were as follows:

Grant date	Exercise price	Number of options issued and outstanding	Number of vested options outstanding	Number of unvested options outstanding	Weighted Avg Remaining Life outstanding (years)
January 10, 2019	$1.52	5,375,265	5,375,265	-	0.53
August 19, 2019	0.26	500,000	500,000	-	1.14
August 19, 2019	0.35	100,000	100,000	-	1.14
August 19, 2019	0.45	100,000	100,000	-	1.14
August 19, 2019	0.55	100,000	100,000	-	1.14
August 19, 2019	0.65	100,000	100,000	-	1.14
August 19, 2019	0.75	100,000	100,000	-	1.14
September 16, 2019	0.43	500,000	500,000	-	1.21
March 14, 2020	0.19	4,891,000	1,264,000	3,627,000	4.71
June 16, 2020	0.19	2,000,000	666,667	1,333,333	4.96
Balance at June 30, 2020		13,766,265	8,805,932	4,960,333

The fair value of options granted during the three and six months ended June 30, 2020 was estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions:

	June 16, 2020	March 14, 2020	January 10, 2019
Volatility	100%	87%	68%
Risk-free interest rate	0.21%	0.49%	2.56%
Expected life (years)	5	5	2
Divedend yield	0%	0%	0%
Common share price	$0.19	$0.18	$1.23
Strike price	$0.19	$0.19	$1.52
Forfeiture rate	nil	nil	nil

The Company recorded $135,844 and $290,866 of stock-based compensation for the three and six months ended June 30, 2020 (2019 – nil and $2,341,104). For the three and six months ended June 30, 2020 the Company recorded nil cash receipts due to the exercise of options. The Company recorded nil in cash receipts due to the exercise of options during the three months ended June 30, 2019. The Company recorded the cash receipt of $600,000 and reclassified $154,148 of stock-based compensation to common stock due to the exercise of options during the six months ended June 30, 2019.

The Company has estimated its stock option forfeitures to be nil for the three and six months ended June 30, 2020 (three and six months ended June 30, 2019 - nil).

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and six months ended June 30, 2020 and 2019
(Stated in United States dollars)

14. Warrants

In connection with the February 14, 2020 RDO, the Company issued 20,833,334 five and one half-year Series A Warrants to purchase one common share at an exercise price of $.20. The Company also issued 1,041,667 placement agent warrants to purchase one common share at an exercise price of $0.15 per share.

In connection with the April 9, 2020 CMPO, the Company issued 16,666,667 five-year Series B Warrants to purchase one common share at an exercise price of $0.15. The Company also issued 1,666,667 placement agent warrants to purchase one common at an exercise price of $0.15 per share.

In connection with the May 29, 2020 public offering, the Company issued 133,333,333 two-year Series C Warrants to purchase on share of common stock at an exercise price of $0.15. The Company also issued 12,170,000 Series C pre-funded warrants to purchase common shares at an exercise price of $0.0001 on a cashless exercise basis. As of June 30, 2020, the Series C pre-funded warrants have all been exercised.

As at June 30, 2020, details of the outstanding warrants were as follows:

Original Issue date	Exercise Price	Warrants Outstanding	Weighted Average Remaining Life

February 14, 2020	0.20	20,833,334	5.13
February 14, 2020	0.15	1,041,667	4.62
April 9, 2020	0.15	6,731,250	4.77
May 29, 2020	0.15	79,426,362	1.91
Balance at June 30, 2020		108,032,613

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and six months ended June 30, 2020 and 2019
(Stated in United States dollars)

14. Warrants (continued)

The fair value of warrants issued the three and six months ended June 30, 2020 was estimated using the Black-Scholes option pricing model to determine the fair value of warrants granted using the following assumptions:

	Series A Warrants February 14, 2020	Placement Agent Warrants February 14, 2020
Volatility	87%	87%
Risk-free interest rate	1.42%	1.42%
Expected life (years)	5.5	5
Dividend yield	0%	0%
Common share price	$0.12	$0.12
Strike price	$0.20	$0.15
Forfeiture rate	nil	nil

	Series B Warrants April 9, 2020	Placement Agent Warrants April 9, 2020
Volatility	99%	99%
Risk-free interest rate	0.41%	0.41%
Expected life (years)	5	5
Dividend yield	0%	0%
Common share price	$0.14	$0.14
Strike price	$0.15	$0.15
Forfeiture rate	nil	nil

	Series C Warrants May 29, 2020
Volatility	118%
Risk-free interest rate	0.16%
Expected life (years)	2
Dividend yield	0%
Common share price	$0.16
Strike price	$0.15
Forfeiture rate	nil

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and six months ended June 30, 2020 and 2019
(Stated in United States dollars)

15.	Commitments and contingencies

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

As of June 30, 2020, the first and second milestones have been met and paid. The third milestone was met and paid in April 2020. Per the terms of the agreement the cash option of $3,000,000 was chosen. The fourth milestone payment has not been met.

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

As of June 30, 2020, neither of the future development milestones related to the above agreement have been met.

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

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and six months ended June 30, 2020 and 2019
(Stated in United States dollars)

16.	Financial instruments (continued)

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

The carrying values of cash, tax credit and other receivables, accounts payable and accrued liabilities and shareholder loans payable approximates their fair values because of the short-term nature of these instruments.

(b)	Interest rate and credit risk

Interest rate risk is the risk that the value of a financial instrument might be adversely affected by a change in interest rates. The Company does not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates, relative to interest rates on cash and cash equivalents, due to the short-term nature of these balances.

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

The following are the contractual maturities of the undiscounted cash flows of financial liabilities as at June 30, 2020 and December 31, 2019:

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and six months ended June 30, 2020 and 2019
(Stated in United States dollars)

16.	Financial instruments (continued)

					June 30, 2020
	Less than	3 to 6	6 to 9	9 months	Greater than
	3 months	months	months	1 year	1 year	Total
	$	$	$	$	$	$
Third parties
Accounts payable and accrued liabilities	1,731,469	-	-	-	-	1,731,469
	1,731,469	-	-	-	-	1,731,469

					December 31, 2019
	Less than	3 to 6	6 to 9	9 months	Greater than
	3 months	months	months	1 year	1 year	Total
	$	$	$	$	$	$
Third parties
Accounts payable and accrued liabilities	2,087,525	-	-	-	-	2,087,525
	2,087,525	-	-	-	-	2,087,525

17.	Segmented information

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

	June 30,	December 31,
	2020	2019
	$	$
Total assets
Canada	27,291,934	249,929
US	5,469,653	3,933,055

Total US property and equipment	798,901	729,142
Tota US right-of-use asset	1,441,124	1,103,658
	2,240,025	1,832,800

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and six months ended June 30, 2020 and 2019
(Stated in United States dollars)

18.	Schedule of expenses

	For the three months ended June 30,			For the three months ended June 30,
	2020			2019
	Research and	Professional	General and	Research and	Professional	General and
	Development	Fees	Administrative	Development	Fees	Administrative

Salaries, bonus and benefits	$129,259	$-	$726,290	$258,493	$-	$674,088
Contracted expenditures	515,944	-	-	557,719	-	-
Marketing and investor relations	-	-	67,827	-	-	78,905
Travel and accommodation	-	-	393	2,727	-	62,473
Insurance	202	-	46,318	1,430	-	19,319
License fees	3,000,000	-	-	50,000	-	-
Office	8,282	-	44,406	13,169	-	30,214
Consultants	75,150	282,791	-	89,094	231,647	-
Regulatory	151,073	-	21,888	42,647	-	26,066
Rent	21,763	-	81,612	-	-	5,940
Supplies	6,498	-	-	46,228	-	4,314
Total	$3,908,171	$282,791	$988,734	$1,061,507	$231,647	$901,319

	For the six months ended June 30,			For the six months ended June 30,
	2020			2019
	Research and	Professional	General and	Research and	Professional	General and
	Development	Fees	Administrative	Development	Fees	Administrative

Salaries, bonus and benefits	$315,643	$-	$1,503,436	$503,800	$-	$3,646,260
Contracted expenditures	878,812	-	-	1,812,566	-	-
Marketing and investor relations	-	-	117,379	-	-	131,415
Travel and accommodation	407	-	12,915	12,776	-	119,737
Insurance	441	-	92,349	2,896	-	40,100
License fees	3,000,000	-	-	5,936,841	-	-
Office	22,077	-	298,196	19,597	-	97,457
Consultants	78,126	573,472	-	148,880	989,946	-
Regulatory	151,073	-	110,356	63,645	-	50,170
Rent	38,992	-	137,630	-	-	11,880
Supplies	17,999	-	-	91,881	-	16,658
Total	$4,503,570	$573,472	$2,272,261	$8,592,882	$989,946	$4,113,677

19.	Capital risk management

The capital of the Company includes equity, which is comprised of issued common shares, additional paid-in capital, and accumulated deficit. The Company's objective when managing its capital is to safeguard the ability to continue as a going concern in order to provide returns for its shareholders, and other stakeholders and to maintain a strong capital base to support the Company's core activities.

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and six months ended June 30, 2020 and 2019
(Stated in United States dollars)

20.	Loss per share

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Numerator
Net loss for the period	$5,307,990	$2,404,427	$7,758,607	$14,081,337
Denominator
Weighted average shares - basic	214,830,818	108,038,398	166,814,645	104,528,705
Warrants	-	-	-	-
Stock options	-	-	-	-
Denominator for diluted loss per share	214,830,818	108,038,398	166,814,645	104,528,705

Loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.13)

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

21.	Related party transactions and key management compensation

Key management personnel are comprised of the Company’s directors and executive officers. In addition to their salaries, key management personnel also receive share-based compensation. Key management personnel compensation is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Salaries and benefits, including bonuses	$183,831	$375,177	$340,366	$635,898
Stock-based compensation	279,944	-	379,557	1,644,325
Total	$463,775	$375,177	$719,923	$2,280,223

Zomedica Pharmaceuticals Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and six months ended June 30, 2020 and 2019
(Stated in United States dollars)
22.	Subsequent events

On July 7, 2020 the Company completed a $30,000,000 public offering of its common shares or common share equivalent (“Series D pre-funded warrants”), and warrants (“Series D Warrants”) in a fixed combination of one common share or pre-funded warrant and a Series D Warrant to purchase one common share, resulting in the sale of 162,500,000 common shares, 25,000,000 Series D pre-funded warrants, and Series D Warrants to purchase 187,500,000 common shares at a combined offering price of $0.16 per share for the common shares and related Series D warrants or a combined offering price of $0.1599 per pre-funded warrant and related Series D warrant. Each Series D pre-funded warrant has an exercise price of $0.0001 per share, is exercisable immediately after issuance, is exercisable only on a cashless exercise basis, and will not expire prior to exercise. Each Series D Warrant has an exercise price of $0.16 per share, is exercisable immediately after issuance and has a term of 2 years.

As part of this transaction, one of the Company’s directors purchased 625,000 shares for $100,000 and received Series D Warrants to purchase an additional 625,000 common shares.

As of July 20, 2020, all the Series D pre-funded warrants have all been exercised.

23. Comparative figures

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Adjustments have been made to the consolidated schedule of expenses for the three and six months ended June 30, 2019, to classify health insurance benefits as part of salaries, wages and bonuses and audit fees to professional fees. This change in classification does not affect previously reported cash flows from operating activities in the consolidated statements of cash flows.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and pursuant to applicable Canadian securities legislation that are based on management’s beliefs and assumptions and on information currently available to management. Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q contain forward-looking statements. In some cases, you can identify forward-looking statements through our use of words such as “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	the success, cost and timing of our research and development activities, validation studies and pivotal trials, including with respect to our lead product candidates, TRUFORMA™ and ZM-020;

•	our ability to obtain, and the requirements for, regulatory approval from the Food and Drug Administration’s Center for Veterinary Medicine and/or the USDA Center for Veterinary Biologics for our pharmaceutical and diagnostic product candidates, as applicable;

•	our ability to obtain funding for our operations;

•	the ability of our contract research organizations to appropriately conduct our safety studies and certain development activities;

•	the ability of our contract manufacturing organizations to manufacture and supply our product candidates in accordance with current Good Manufacturing Practices and our clinical needs;

•	our plans to develop and commercialize our product candidates;

•	the potential impact of the novel coronavirus pandemic on our operations, including the development and commercialization of our TRUFORMA™ platform and the five initial assays;

•	our ability to develop and commercialize product candidates that can compete effectively against the product candidates developed and commercialized by our competitors or the current standards of care (including human generic drugs);

•	the size and growth of the veterinary diagnostics and therapeutics markets;

•	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

•	regulatory developments in the United States;

•	the loss of key scientific or management personnel;

•	our expectations regarding the period during which we will be an “emerging growth company” under the JOBS Act;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and

•	our status as a “passive foreign investment company” for U.S. federal income tax purposes.

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

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We have expressed our expectations, beliefs and projections in good faith, and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

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

Our strategic focus is on the final development and commercialization of our TRUFORMA™ diagnostic biosensor platform and the first five assays for the detection of adrenal and thyroid disorders in cats and dogs. The TRUFORMA™ platform uses Bulk Acoustic Wave (BAW) technology to provide a non-optical and fluorescence free detection system for use at the point-of-care. We believe that BAW technology will enable precise and repeatable test results at the point-of-care during a typical veterinary appointment. We believe that the TRUFORMA™ diagnostic platform does not require pre-market regulatory approval for use with companion animals in the United States.

In our Annual Report on Form 10-K for the year ended December 31, 2019, we stated the following expectations with respect to our TRUFORMA™ platform:

•	verification of TRUFORMA’s™ five initial assays was expected to be completed by the end of the first quarter of 2020;

•	our goal was to complete validation of TRUFORMA’s™ five initial assays by the end of the second quarter of 2020; and

•	we expected to commence commercialization of the five initial assays in select strategic markets by the end of 2020.

However, the COVID-19 pandemic has impacted our expected timing for the development and commercialization of our TRUFORMA™ platform and the five initial assays due to a number of factors, including the following:

•	our development partner significantly has reduced the number of employees working in its facilities which has delayed the completion of the verification of the five initial TRUFORMA™ assays and the manufacturing of commercial quantities of the TRUFORMA™ platform and the related assays;

•	veterinary hospitals and clinics that had agreed to participate in the validation of our initial TRUFORMA™ assays have, at times, either shut down or limited their operations to those involving only life-threatening conditions; and,

•	potential customers have restricted access to their facilities which will affect our ability to perform on-site demonstrations and other marketing activities.

Following the commercial launch of TRUFORMA™, we expect to expand our TRUFORMA™ assay offerings and to continue the development of our second point- of-care diagnostic platform based on miniaturized laser-based Raman spectroscopy technology designed to detect pathogens in companion animals. We believe this platform will enable the identification of biological and biochemical signatures in complex biological samples and has the potential to achieve reference lab sensitivity/specificity to screen for a wide range of pathogens in companion animal feces, urine, respiratory, and dermatological samples in minutes without the need for extensive sample prep or the use of reagents. This pathogen diagnostic platform requires a small fecal sample preparation. Additionally, the platform has automated analysis and does not require specialized staff training. Because we are focused on the development and commercialization of the TRUFORMA™ platform, we have deferred work on this pathogen diagnostic platform. We believe that this pathogen diagnostic platform does not require pre-market regulatory approval for use with companion animals in the United States.

We have performed initial development work on a circulating tumor cell (CTC) “liquid biopsy” platform for use in a reference lab setting as a canine cancer diagnostic. This platform is intended for use to detect canine cancers faster, more affordably and less invasively compared to existing methods, which can be expensive and cost-prohibitive for pet owners. We have worked on the development of an assay for use with this platform that targets hard-to-diagnose canine cancers, such as hemangiosarcoma and osteosarcoma.

We are a development-stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred net losses of $5,307,990 and $7,758,607 for the three and six months ended June 30, 2020 and loss of $2,404,427 and $14,081,337 for the three and six months ended June 30, 2019. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities, and general and administrative costs associated with our operations. As of June 30, 2020, we had an accumulated deficit of $59,816,448 and cash and cash equivalents of $29,103,049.

For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our product development activities, commercialize the resulting products if they do not require U.S. Food and Drug Administration’s Center for Veterinary Medicine, or FDA-CVM, pre-market approval, and seek regulatory approvals for our product candidates where required from the FDA-CVM or the United States Department of Agriculture Center for Veterinary Biologics, or the USDA-CVB.

For further information on the regulatory, business and product pipeline, please see the “Business” section of our Annual Report on Form 10-K. For further information on the risk factors we face, please see the “Risk Factors” section of our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

Revenue

We do not have any products approved for sale, have not generated any revenue from product sales since our inception and do not expect to generate any revenue from the sale of products in the near future. If our development efforts result in clinical success or collaboration agreements with third parties for any of our product candidates, we may generate revenue from those product candidates.

Operating Expenses

The majority of our operating expenses to date have been for the general and administrative activities related to general business activities, capital market activities and stock-based compensation, and research and development activities related to the development of our product candidates.

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

While our significant accounting policies are more fully described in Note 3 of the notes to our consolidated financial statements appearing elsewhere in this report, we believe that the estimates and assumptions involved in the following accounting policies may have the greatest potential impact on our financial statements.

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

Areas where significant judgment is involved in making estimates are, the determination of fair value of stock-based compensation, the useful lives of property and equipment, allocation of proceeds from financings to shares and warrants, fair value of placement agent warrants and forecasting future cash flows for assessing the going concern assumption.

Research and Development Costs

Research and development expenses comprise costs incurred in performing research and development activities, including salaries and benefits, safety and efficacy studies and contract manufacturing costs, contract research costs, patent procurement costs, materials and supplies, and occupancy costs. Research and development activities include internal and external activities associated with research and development studies of current product candidates and advancing product candidates towards a goal of obtaining regulatory approval to manufacture and market the product candidate.

Research and development costs related to continued research and development programs are expensed as incurred in accordance with ASC topic 730.

Translation of Foreign Currencies

The functional currency, as determined by management, is U.S. dollars, which is also our reporting currency. Transactions denominated in currencies other than U.S. dollars and the monetary value of assets and liabilities are remeasured at the period-end exchange rates. Revenue and expenses are measured at rates of exchange prevailing on the transaction dates. All of the exchange gains or losses resulting from these other transactions are recognized in the consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

We measure the cost of equity-settled transactions by reference to the fair value of the equity instruments at the date at which they are granted if the fair value of the goods or services received by us cannot be reliably estimated.

We calculate stock-based compensation using the fair value method, under which the fair value of the options at the grant date is calculated using the Black-Scholes Option Pricing Model, and subsequently expensed over the vesting period of the option using the graded vesting method. The provisions of our stock-based compensation plans do not require us to settle any options by transferring cash or other assets, and therefore we classify the awards as equity. Stock-based compensation expense recognized during the period is based on the value of stock-based payment awards that ultimately are expected to vest. We estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on an average of the term of the options. The risk-free rate assumed in valuing the options is based on the Canadian treasury yield curve in effect at the time of grant for the expected term of the option. The expected dividend yield percentage at the date of grant is nil as we are not expected to pay dividends in the foreseeable future.

Loss Per Share

Basic loss per share, or EPS, is computed by dividing the loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants, and convertible securities. In certain circumstances, the conversion of options, warrants, and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive.

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

Results of Operations

Three and six months ended June 30, 2020 compared to three and six months ended June 30, 2019

Our results of operations for the three and six months ended June 30, 2020 and June 30, 2020 are as follows:

	Three months ended June 30,				Six months ended June 30,
	2020	2019	Change		2020	2019	Change
	$	$	$	%	$	$	$	%
Expenses
Research and development	3,908,171	1,061,507	2,846,664	268%	4,503,570	8,592,882	(4,089,312)	-48%
General and administrative	988,734	901,319	87,415	10%	2,272,261	4,113,677	(1,841,416)	-45%
Professional fees	282,791	231,647	51,144	22%	573,472	989,946	(416,474)	-42%
Amortization - right-of-use asset	–	127,345	(127,345)	N/A	42,448	254,690	(212,242)	N/A
Amortization - intangible	44,990	270	44,720	16563%	90,025	537	89,488	16664%
Depreciation	77,859	68,925	8,934	13%	154,275	130,979	23,296	18%
Loss from operations	5,302,545	2,391,013	2,911,532	122%	7,636,051	14,082,711	(6,446,660)	-46%
Interest income	(247)	–	(247)	NA	(328)	–	(328)	NA
Interest expense	–	12,164	(12,164)	-100%	732	18,338	(17,606)	-96%
Loss on property and equipment	–	1,308	(1,308)	-100%	69,834	1,308	68,526	N/A
Loss on right-of-use asset	–	–	–	N/A	59,097	–	59,097	N/A
Gain on settlement of liabilities	–	–	–	N/A	–	(19,737)	19,737	N/A
Other income	–	–	–	N/A	(5,500)	–	(5,500)	N/A
Foreign exchange gain	5,692	(58)	5,750	-9914%	(1,279)	(1,283)	4	0%
Loss before income taxes	5,307,990	2,404,427	2,903,563	121%	7,758,607	14,081,337	(6,322,730)	-45%

Income tax expense	–	–	–	N/A	–	–	–	N/A

Net loss and comprehensive loss	5,307,990	2,404,427	2,903,563	121%	7,758,607	14,081,337	(6,322,730)	-45%

Revenue

We did not generate any revenue during the three and six months ended June 30, 2020 and June 30, 2019.

Research and Development

Research and development expense for the three months ended June 30, 2020 was $3,908,171 compared to $1,061,507 for the three months ended June 30, 2019, an increase of $ 2,846,664 or 268%. The increase primarily resulted from a milestone expense of $3,000,000 recognized in accordance with our development and supply agreement with Qorvo Biotechnologies, LLC. (“Qorvo”) and increased regulatory fees. This increase partially was offset by a reduction in salaries and bonuses of $129,234 and supplies of $39,730.

Research and development expense for the six months ended June 30, 2020 was $4,503,570 compared to $8,592,882 for the six months ended June 30, 2019, a reduction of $4,089,312 or 48%. The decrease primarily was due to a reduction of $2,000,000 in milestone expenses relating to TRUFORMA™ under our development and supply agreement with Qorvo, a reduction of $736,841 in milestone expenses relating to our development of ZM-017 under our license and supply agreement with Celsee, Inc., a reduction of $933,754 in consulting expenses, a reduction of $188,157 in salaries, bonus and benefits, and a reduction of $73,882 in supplies.

General and Administrative

General and administrative expense for the three months ended June 30, 2020 was $988,734, compared to $901,319 for the three months ended June 30, 2019, an increase of $87,415 or 10%. The increase primarily was due to an increase in salaries, bonuses and benefits of $52,202, inclusive of $135,844 in cost associated with options granted to employees in the period. After adjusting for the stock option compensation expense, salaries decreased by $53,075. This decrease was due to no bonuses being earned in the current period versus the prior period, offset by increases in salaries. Other increases include rent expense of $75,672 relating to the reclassification of right-of-use asset amortization, $26,999 in insurance expense, and $14,192 in office expense. These increases were offset by reductions in travel and accommodation expense of $62,080, marketing and investor relations expense of $11,078, office supplies of $4,314 and $4,178 for regulatory fees.

General and administrative expense for the six months ended June 30, 2020 was $2,272,261, compared to $4,113,677 for the six months ended June 30, 2019, a decrease of $1,841,416 or 45%. The decrease primarily was due to a reduction in salaries, bonuses and benefits of $2,142,824 as a result of a reduction in stock option compensation expense compared to the prior period. After adjusting for the stock option compensation expense, salaries decreased $45,105. This decrease was due to no bonuses being earned in the current period versus the prior period, offset in part by an increase in salary expense. This decrease was partially offset by an increase in office expense associated with the expensing of furniture in the office space completed in the first quarter.

Professional Fees

Professional fees for the three months ended June 30, 2020 were $282,791 compared to $231,647 for the three months ended June 30, 2019, an increase of $51,144 or 22%. The increase was due to additional legal fees associated with the COVID-19 pandemic disclosures, our offering activity and the appointment of our new Interim Chief Executive Officer.

Professional fees for the six months ended June 30, 2020 were $573,472 compared to $989,946 for the six months ended June 30, 2019, a decrease of $416,474 or 42%. The decrease was primarily due to expenses incurred in the prior period related to the preparation of our S-3 resale registration statement and our S-8 registration statement.

Net Loss

Our net loss for the three months ended June 30, 2020 was $5,307,990 or $0.02 per share, compared with a net loss of $2,404,427 or $0.02 per share, for the three months ended June 30, 2019, an increase of $2,903,563 or 121%. The net loss in each period was attributed to the matters described above.

Our net loss for the six months ended June 30, 2020 was $7,758,607 or $0.05 per share, compared with a net loss of $14,081,337 or $0.13 per share for the six months ended June 30, 2019, a decrease of $6,322,730 or 45%. The net loss in each period was attributed to the matters described above. We expect to continue to record net losses in future periods until such time, if ever, as we have sufficient revenue from our product candidates to offset our operating expenses.

Cash Flows

Three and six months ended June 30, 2020 compared to three and six months ended June 30, 2019

The following table shows a summary of our cash flows for the periods set forth below:

	Three months ended June 30,				Six months ended June 30,
	2020	2019	Change		2020	2019	Change
	$	$	$	%	$	$	$	%
Cash flows used in operating activities	(5,720,528)	(8,436,011)	2,715,483	-32%	(7,893,653)	(11,017,287)	3,123,634	-28%
Cash flows from financing activities	33,326,825	11,966,905	21,359,920	178%	35,478,603	14,973,733	20,504,870	137%
Cash flows from (used) in investing activities	-	(5,477)	5,477	-100%	1,007,513	(74,563)	1,082,076	-1451%
Increase in cash	27,606,297	3,525,417	24,080,880	683%	28,592,463	3,881,883	24,710,580	637%
Cash and cash equivalents, beginning of period	1,496,752	2,296,731	(799,979)	-35%	510,586	1,940,265	(1,429,679)	-74%
Cash and cash equivalents, end of period	29,103,049	5,822,148	23,280,901	400%	29,103,049	5,822,148	23,280,901	400%

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2020 was $5,720,528, compared to $8,436,011 for the three months ended June 30, 2019, a decrease of $2,715,483 or 32%. The decrease resulted primarily from a lower net loss in the second quarter of 2020 compared to the second quarter of 2019, offset in part by a reduction of current liabilities.

Net cash used in operating activities for the six months ended June 30, 2020 was $7,893,653, compared to $11,017,287 for the six months ended June 30, 2019, a decrease of $3,123,634 or 28%. The decrease resulted primarily from a lower net loss in the first half of 2020 compared to the first half of 2019, offset in part by a reduction in current liabilities and an increase in current assets.

Financing Activities

Net cash from financing activities for the three months ended June 30, 2020 was $33,326,825, compared to $11,966,905 for the three months ended June 30, 2019, an increase of $21,359,920 or 178%. The increase resulted primarily from the sale of our equity securities for total gross proceeds of approximately $23,998,783 as well as $9,826,359 cash received from warrant exercises, $1,465,500 cash received from pending warrant exercises, and cash received of $527,360 from the SBA’s Paycheck Protection Program, offset in part by increased stock issuance costs of $2,491,177.

Net cash from financing activities for the six months ended June 30, 2020 was $35,478,603, compared to $14,973,733 for the six months ended June 30, 2019 an increase of $20,504,870 or 137%. The increase resulted primarily from the sale of our equity securities for total gross proceeds of approximately $26,498,783, cash received of $9,826,359 from warrant exercises, $1,465,500 cash received from pending warrant exercises and cash received of $527,360 from the SBA’s Paycheck Protection Program offset in part by stock issuance costs of $2,839,399.

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2020 was nil, compared to $5,477 for the three months ended June 30, 2019, a decrease of $5,477 or 100%.

Net cash from investing activities for the six months ended June 30, 2020 was $1,007,513, compared to net cash used of 74,563 for the six months ended June 30, 2019, an increase of $1,082,076 or 1,451%. The increase in net cash from investing activities related to the cancellation and buyout of our office lease.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in May 2015. As of June 30, 2020, we had an accumulated deficit of $59,816,448. We have funded our working capital requirements primarily through the sale of our securities and the exercise of stock options and warrants.

As of June 30, 2020, the Company had cash of $29,103,049, prepaid expenses and deposits of $782,647, and accounts receivable of $182,496. Current assets amounted to $30,068,192, with current liabilities of $1,963,965, resulting in working capital (defined as current assets minus current liabilities) of $28,104,227.

As of June 30, 2020, we had shareholders’ equity of $29,578,961.

In July 2020, we sold an aggregate of (i) 162,500,000 common shares, (ii) pre-funded warrants to purchase up to 25,000,000 common shares and (iii) Series D warrants to purchase an aggregate of 187,500,000 common shares for aggregate gross proceeds of $30,000,000. The pre-funded warrants sold in the July offering have been exercised in full.

Since June 30, 2020, we have received an aggregate of $863,550 from the exercise of outstanding warrants.

As of August 10, 2020, we had cash and cash equivalents of approximately $55,000,000.

On October 17, 2017 we entered into a five-year $5,000,000 unsecured working capital facility with Equidebt LLC, one of our shareholders (the “Equidebt Facility”). Amounts borrowed under the Equidebt Facility bear interest at a rate of 14% per annum payable at maturity. All amounts borrowed under the Equidebt Facility become due and payable on October 17, 2022. We can make two borrowings per month under the Equidebt Facility, each of which must be for a minimum of $250,000. The Equidebt Facility is unsecured. As of June 30, 2020, no amounts have been borrowed against this facility.

We believe that our existing cash resources will be sufficient to fund our expected working capital needs through December 2021. If we raise additional funds by issuing equity securities, our existing security holders will likely experience dilution, and the incurring of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict operations. In the event that we are unable to obtain sufficient capital to meet our working capital requirements, we may be required to change or curtail current or planned operations in order to conserve cash until such time, if ever, that sufficient proceeds from operations are generated. In such an event, we may not be able to take advantage of business opportunities and may have to terminate or delay safety and efficacy studies, curtail our product development programs, or sell or assign rights to our product candidates, products and technologies.

Our future capital requirements depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of researching and developing our current or future product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;

•	the number and characteristics of the product candidates we pursue;

•	the cost of manufacturing our current and future product candidates and any products we successfully commercialize;

•	the cost of commercialization activities if any of our current or future product candidates are approved for sale, including marketing, sales, service, customer support and distribution costs;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements; and,

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

Off Balance Sheet Arrangements

Since inception, we have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities, or variable interest entities.

Outstanding Share Data

The only class of outstanding voting or equity securities of the Company are the common shares. As of August 10, 2020:

•	there are 564,051,438 common shares issued and outstanding;

•	there are stock options outstanding under our Stock Option Plan to acquire an aggregate of 13,472,515 common shares; and

•	there are common share purchase warrants (collectively, the “February Warrants”) outstanding to acquire an aggregate of 21,875,001 common shares, which February Warrants were issued in connection with an offering completed by the Company on February 14, 2020 (which has been described in a Form 8-K dated February 12, 2020). Of these February Warrants, 20,833,334 are Series A Warrants exercisable for a cash price of $0.20 per share, and 1,041,667 are Series A Placement Agent Warrants exercisable for a cash price of $0.15 per share.

•	there were common share purchase warrants (collectively, the “April Warrants”) outstanding to acquire an aggregate of 18,333,334 common shares, which April Warrants were issued in connection with an offering completed by the Company on April 9, 2020 (which has been described in a Form 8-K dated April 7, 2020). Of these April Warrants, 16,666,667 are Series B Warrants, 1,666,667 are Series B Placement Agent Warrants, and all are exercisable for a cash price of $0.15 per share. There are currently 6,731,250 April Warrants outstanding to acquire an aggregate of 6,731,250 common shares.

•	there were common share purchase warrants (collectively, the “May Warrants”) outstanding to acquire an aggregate of 145,503,333 common shares, which May Warrants were issued in connection with an offering completed by the Company on May 29, 2020 (which has been described in a registration statement on Form S-1 (File No. 333-238322) filed on May 26, 2020). Of these May Warrants, 133,333,333 are Series C Warrants, all exercisable for a cash price of $0.15 per share, and 12,170,000 are Pre-funded Warrants, all of which have now been exercised. There are currently 63,899,362 Series C Warrants outstanding to acquire an aggregate of 63,899,362 common shares.

•	the there were common share purchase warrants (collectively, the “July Warrants”) outstanding to acquire an aggregate of 212,500,000 common shares, which July Warrants were issued in connection with an offering completed by the Company on July 7, 2020 (which has been described in a Form 8-K dated July 6, 2020). Of these July Warrants, 187,500,000 are Series D Warrants, all exercisable for a cash price of $0.16 per share, and 25,000,000 are Pre-funded Warrants, all of which have now been exercised. There are currently 187,500,000 Series D Warrants outstanding to acquire an aggregate of 187,500,000 common shares.

•	All of the currently outstanding warrants also have a “cashless exercise” feature which is applicable in certain circumstances. The cashless exercise feature could result in the potential issuance of common shares based upon the “in-the-money” value of the applicable warrants at the time of exercise of the applicable warrants. The number of the common shares that may be issued is not determinable. However, the number of common shares that are issuable is based upon a formula contained in the applicable warrants, which determines the number of common shares issuable by dividing the “in-the-money” value (based upon the then current market price, as provided in the applicable warrants) by the then current market price, and multiplying this result by the number of common shares that are issuable under the applicable warrants pursuant to cash exercise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2020.

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

We have not generated any revenue to date, and we expect to continue to incur significant research and development costs and other expenses. Our net loss and comprehensive loss for (i) the three months ended June 30, 2020 and June 30, 2019 was $5,307,990 and $2,404,427, respectively, (ii) for the six months ended June 30, 2020 and June 30, 2019 was $7,758,607 and $14,081,337, respectively, and (iii) for the years ended December 31, 2019 and December 31, 2018 was $19,784,054 and $16,647,687, respectively. Our accumulated deficit as of June 30, 2020 was $59,816,448. As of June 30, 2020, we had total shareholders' equity of $29,578,961. We expect to continue to incur losses for the foreseeable future, as we continue our product development and commercialization activities. Even if we succeed in developing and broadly commercializing one or more of our product candidates, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or cease operations.

The “Novel Coronavirus Disease 2019” (“COVID-19”) pandemic has materially and adversely affected the development and commercialization of our TRUFORMA™ platform.

The COVID-19 pandemic materially and adversely affected the development and commercialization of our TRUFORMA™ platform and the initial five assays. In response to the pandemic, our development partner had reduced the number of employees working in its facilities for a period of time which has delayed the completion of the verification of the five initial TRUFORMA™ assays and the manufacturing of commercial quantities of the TRUFORMA™ platform and the related assays. Veterinary hospitals and clinics that had agreed to participate in the validation of our initial TRUFORMA™ assays either shut down for a period of time or limited their operations to those involving only life-threatening conditions, which we have mitigated to a certain extent with our recent ability to successfully complete remote installations. Potential customers have at times restricted access to their facilities which has affected and may continue to affect our ability to perform on-site demonstrations and other marketing activities. The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the spread and severity of COVID-19, and the effectiveness of governmental actions in response to the pandemic.

The COVID-19 outbreak has disrupted our development partners and the COVID-19 pandemic and any future outbreak of a health epidemic or other adverse public health developments could materially and adversely affect our business and operating results.

The COVID-19 outbreak disrupted our development partners and the COVID-19 pandemic and any future outbreak of a health epidemic or other adverse public health developments could materially and adversely affect our business and operating results. For example, our development partner for our TRUFORMA™ platform and the related assays had reduced the number of employees working in its facility which significantly impacted our expected timing for the completion of the development and the commencement of the commercialization of our TRUFORMA™ platform and the related assays. If our suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. As noted above, there is continuing uncertainty relating to the potential effect of COVID-19 on our business. Infections may become more widespread and should that cause supply disruptions it would have a negative impact on our business, financial condition and operating results. In addition, a significant health epidemic could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect the market for our products, which could have a material adverse effect on our business, operating results and financial condition.

The COVID-19 pandemic and any future outbreak of a health epidemic or other adverse public health developments could materially and adversely affect the sales of our products.

The COVID-19 pandemic resulted in a significant spike in unemployment and a concomitant decline in economic activity in the U.S. and many other countries. A worsening of the COVID-19 pandemic, any future outbreak of a health epidemic or other adverse public health developments may have similar effects. Pet owners may be unwilling or unable to seek treatment for their pets in such circumstances, thereby decreasing demand for our products. In addition, as noted above, potential customers for our products have either shut down or limited their operations which has affected and may continue to affect our ability to perform on-site demonstrations and other marketing activities. Potential customers also may be unwilling or unable to invest in new equipment or to introduce new treatments for their patients. As a result, the COVID-19 pandemic and any future outbreak of a health epidemic or other adverse public health developments could materially and adversely affect the sales of our products.

We are subject to the continued listing requirements of the NYSE American. If we are unable to comply with such requirements, our common shares would be delisted from the NYSE American, which would limit investors’ ability to effect transactions in our common shares and subject us to additional trading restrictions.

Our common shares are currently listed on the NYSE American. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE American’s listing requirements; if an issuer’s common stock sells at what the NYSE American considers a “low selling price” (generally trading below $0.20 per share for an extended period of time); or if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. On April 10, 2020, we received a deficiency letter from the NYSE American indicating that the we are not compliance with Section 1003(f)(v) of the NYSE American Company Guide, because our common shares have been selling for a low price per share for a substantial period time. We intend to seek shareholder approval for a share consolidation of our common shares in order to regain compliance with the NYSE continued listing standards. If we fail to regain compliance with the NYSE American continued listing standards by October 10, 2020, the NYSE American will commence delisting proceedings.

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

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))

3.2	Certificate of Amendment and Registration of Restated Articles of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))

3.3	Certificate of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))

3.4	Articles of Amendment to the Articles of Incorporation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2019 (File No. 001-38298))

3.5	Amended and Restated By-Law No. 1 (2nd Version) of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on August 7, 2020 (File No. 001-38298))

31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

Zomedica Pharmaceuticals Corp.

By:	/s/ Robert Cohen
Name:	Robert Cohen
Title:	Interim Chief Executive Officer

By:	/s/ Shameze Rampertab
Name:	Shameze Rampertab
Title:	Chief Financial Officer

