Form 10-Q
period 2020-09-30
Zomedica Corp.
filed 2020-11-12
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to_________.

Commission File Number: 001-38298

Zomedica Corp.

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

As of November 11, 2020, 564,051,438 shares of the registrant’s common shares, without par value, were issued and outstanding.

Zomedica Corp.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Zomedica Corp.

Condensed unaudited interim consolidated financial statements

For the three and nine months ended September 30, 2020 and 2019

(Expressed in United States Dollars, except as otherwise noted)

Zomedica Corp.

Condensed unaudited interim consolidated balance sheets

As at September 30, 2020 and December 31, 2019

(Stated in United States dollars)

		September 30,	December 31,
	Note	2020	2019

Assets

Current assets:
Cash and cash equivalents		$52,032,640	$510,586
Prepaid expenses and deposits	5	932,408	1,228,585
Tax credits		129,269	67,618
		53,094,317	1,806,789

Prepaid expenses and deposits	5	1,000,000	-
Property and equipment	6	720,701	729,142
Right-of-use asset	8	1,380,744	1,103,658
Intangible assets	7	408,583	543,395
		$56,604,345	$4,182,984

Liabilitites and shareholders' equity

Current liabilities:
Accounts payable and accrued liabilities		$1,827,761	2,087,525
Current portion of lease obligations	8	242,491	-
		2,070,252	2,087,525

Lease obligations	8	1,154,304	-
		3,224,556	2,087,525

Shareholders' equity
Capital stock
Series 1 preferred shares, without par value; 20 shares authorized (2019 - 20) Issued and outstanding 12 series 1 preferred shares (2019 - 12)	10	11,961,397	11,961,397
Unlimited common shares without par value; Issued and outstanding 564,051,438 common shares (2019 - 108,308,398)	11	87,958,137	38,566,820
Additional paid-in capital	13	18,256,678	3,625,083
Accumulated deficit		(64,796,423)	(52,057,841)
		53,379,789	2,095,459

		$56,604,345	$4,182,984

Commitments and contingencies (Note 14)

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Corp.

Condensed unaudited interim consolidated statements of operations and comprehensive loss

For the three and nine months ended September 30, 2020 and 2019

(Stated in United States dollars)

		Three months ended September 30,		Nine months ended September 30,
	Note	2020	2019	2020	2019

Expenses:
Research and development	17	$2,702,103	$962,463	$7,205,674	$9,555,345
General and administrative	17	1,335,085	1,377,252	3,607,346	5,490,928
Professional fees	17	839,646	306,937	1,413,118	1,296,884
Amortization - right-of-use asset	8	-	127,345	42,448	382,035
Amortization - intangible assets	7	45,399	273	135,425	810
Depreciation	6	78,200	70,096	232,475	201,075
Loss from operations		5,000,433	2,844,366	12,636,486	16,927,077
Interest income		(21,238)	-	(21,566)	-
Interest expense		-	-	732	18,338
Loss on disposal of property and equipment	6	-	-	69,834	1,308
Loss on right-of-use-asset	8	-	-	59,097	-
Gain on settlement of liabilities		-	-	-	(19,737)
Other income		(1,963)	-	(7,463)	-
Foreign exchange loss (gain)		2,743	1,313	1,462	30
Loss before income taxes		4,979,975	2,845,679	12,738,582	16,927,016
Income tax expense		-	-	-	-
Net loss and comprehensive loss		$4,979,975	$2,845,679	$12,738,582	$16,927,016

Weighted average number of common shares - basic and diluted		550,541,878	108,038,398	291,314,002	105,711,459

Loss per share - basic and diluted		$(0.01)	$(0.03)	$(0.04)	$(0.16)

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Corp.

Condensed unaudited interim consolidated statements of shareholders’ equity

For the three and nine months ended September 30, 2020 and 2019

(Stated in United States dollars)

		Series 1 preferred stock		Common stock
	Note	Shares	Amount	Shares	Amount	Common stock subscribed	Additional paid-in capital	Accumulated deficit	Total

Balance at December 31, 2018		-	$-	97,598,898	$30,410,648	$4,280,000	$1,240,139	$(32,273,787)	$3,657,000
Stock issuance for services	11	-	-	707,236	792,104	-	-	-	792,104
Stock-based compensation	12	-	-	-	-	-	2,539,092	-	2,539,092
Stock issuance for financing, net of cost	10,11	12	11,961,397	9,337,529	6,690,922	(4,280,000)	-	-	14,372,319
Stock issued due to exercise of options	11,12	-	-	394,735	754,148	-	(154,148)	-	600,000
Net loss		-	-	-	-	-	-	(16,927,016)	(16,927,016)
Balance at September 30, 2019		12	$11,961,397	108,038,398	$38,647,822	$-	$3,625,083	$(49,200,803)	$5,033,499

Balance at December 31, 2019		12	$11,961,397	108,038,398	$38,566,820	$-	$3,625,083	$(52,057,841)	$2,095,459
Stock, warrants and prefunded warrant issued for financing	11	-	-	337,830,001	32,275,266	-	24,221,017	-	56,496,283
Stock issuance costs	11	-	-	-	(2,979,594)	-	(2,128,021)	-	(5,107,615)
Placement agent warrants	11	-	-	-	(154,767)	-	154,767	-	-
Stock-based compensation	12	-	-	-	-	-	478,835	-	478,835
Stock issued due to exercise of warrants and prefunded warrants	11	-	-	118,183,039	20,250,412		(8,095,003)	-	12,155,409
Net loss		-	-	-	-	-	-	(12,738,582)	(12,738,582)
Balance at September 30, 2020		12	$11,961,397	564,051,438	$87,958,137	$-	$18,256,678	$(64,796,423)	$53,379,789

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Corp.

Condensed unaudited interim consolidated statements of cash flows

For the three and nine months ended September 30, 2020 and 2019

(Stated in United States dollars)

		Three months ended September 30,		Nine months ended September 30,
	Note	2020	2019	2020	2019

Cash flows used in operating activities:
Net loss for the period		$(4,979,975)	$(2,845,679)	$(12,738,582)	$(16,927,016)
Adjustments for
Depreciation	6	78,200	70,096	232,475	201,075
Amortization - intangible assets	7	45,399	273	135,425	810
Amortization - right-of-use-asset	8	-	127,345	42,448	382,035
Loss on disposal of property and equipment	6	-	-	69,834	1,308
Loss on right-of-use asset	8	-	-	59,097	-
Non-cash portion of rent expense	8	6,019	-	16,051	-
Stock issued for services	11	-	-	-	792,104
Stock-based compensation	12	187,969	197,988	478,835	2,539,092
Change in non-cash operating working capital
Tax credits and other receivables		53,228	19,558	(61,651)	(22,333)
Prepaid expenses		(243,461)	(122,315)	(175,553)	140,695
Deposits		(906,300)	21,366	(827,538)	(76,709)
Accounts payable and accrued liabilities		96,292	(1,378,710)	(787,124)	(798,994)
		(5,662,629)	(3,910,078)	(13,556,283)	(13,767,933)

Cash flows from financing activities:
Proceeds from financing of preferred shares	10	-	-	-	12,000,000
Proceeds from issuance of common shares, warrants and pre-funded warrants	11,13	29,997,500	-	56,496,283	3,000,000
Cash received from warrant exercises	13	863,550	-	12,155,409	600,000
Cash paid on stock issuance costs	11,13	(2,268,217)	(1,414)	(5,107,615)	(627,681)
Cash received for government loan	9	-	-	527,360	-
		28,592,833	(1,414)	64,071,437	14,972,319

Cash flows (used in) from investing activities:
Cash from sale of property and equipment	6	-	-	5,400	-
Investment in intangibles		-	(501,487)	-	(501,487)
Investment in property and equipment	6	(613)	(80,950)	(613)	(155,513)
Cash from lease repurchase	8	-	-	1,002,113	-
		(613)	(582,437)	1,006,900	(657,000)

Increase in cash and cash equivalents		22,929,591	(4,493,929)	51,522,054	547,386

Cash and cash equivalents, beginning of period		29,103,049	6,981,580	510,586	1,940,265

Cash and cash equivalents, end of period		$52,032,640	$2,487,651	$52,032,640	$2,487,651

Supplemental cash flow information:

Interest paid		$-	$12,164	$651	$18,338
Interest received		$14,347	$-	$14,347	$-

The accompanying notes are an integral part of these condensed unaudited interim consolidated financial statements.

Zomedica Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2020 and 2019
(Stated in United States dollars)

1.	Nature of operations and going concern

Zomedica Corp. ("Zomedica" or the “Company”) was incorporated on January 7, 2013 under the Business Corporations Act (Alberta) as Wise Oakwood Ventures Inc. (“WOW”) and was classified as a capital pool company, as defined in Policy 2.4 of the TSX Venture Exchange. ZoMedica Pharmaceuticals Inc. was incorporated on May 14, 2015 under the Canada Business Corporations Act.

On April 21, 2016, the Company closed its qualifying transaction (“Transaction”), consisting of the acquisition of ZoMedica Pharmaceuticals Inc. (“ZoMedica”) pursuant to a three-cornered amalgamation, whereby ZoMedica was amalgamated with 9674128 Canada Inc. (which was wholly-owned by WOW) and common shares and options of the Company were issued to former holders of ZoMedica securities as consideration. The amalgamated company changed its name to Zomedica Pharmaceuticals Ltd. and WOW subsequently changed its name to Zomedica Pharmaceuticals Corp. Prior to completion of the Transaction, WOW consolidated its common shares on the basis of the one post-consolidation common share for every 2.5 pre-consolidation common shares. The Transaction constituted WOW’s qualifying transaction under TSX Venture Exchange Policy 2.4 – Capital Pool Companies. The shares of Zomedica Pharmaceuticals Corp. began trading on the TSX Venture Exchange under the new symbol “ZOM” on Monday, May 2, 2016. On June 21, 2016, the Company filed Articles of Amalgamation and vertically amalgamated with its wholly-owned subsidiary, Zomedica Pharmaceuticals Ltd. On November 17, 2017, the Company cross-listed on the NYSE American. On February 10, 2020, Zomedica Pharmaceuticals Corp. voluntarily delisted from the TSX-V. On October 5, 2020, Zomedica Pharmaceuticals Corp. changed its name to Zomedica Corp.

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

The accounting policies set out below have been applied consistently in the condensed unaudited interim consolidated financial statements. The condensed unaudited interim consolidated financial statements do not include all of the information required for annual consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Zomedica Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2020 and 2019
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

Areas where significant judgment is involved in making estimates are the determination of fair value of stock-based compensation, the useful lives of property and equipment, allocation of proceeds from financings to shares and warrants, fair value of placement agent warrants, and forecasting future cash flows for assessing the going concern assumption.

Basis of measurement

The condensed unaudited interim consolidated financial statements have been prepared on the historical cost basis except as otherwise noted.

Functional and reporting currencies

The Company’s and its subsidiary’s functional currency, as determined by management, is US dollars, which is also the Company’s reporting currency.

The accounting policies set out below have been applied consistently to all periods and companies presented in the condensed unaudited interim consolidated financial statements.

Research and development

Research and development costs related to continued research and development programs are expensed as incurred in accordance with Accounting Standards Codification (“ASC”) topic 730.

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

Zomedica Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2020 and 2019
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

The dilutive effect of stock options is determined using the treasury stock method. Stock options and warrants to purchase common shares of the Company during the period were not included in the computation of diluted EPS as the Company has incurred a loss for the three and nine months ended September 30, 2020 and 2019 and the effect would be anti-dilutive.

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

Zomedica Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2020 and 2019
(Stated in United States dollars)

4.	Critical accounting judgments and key sources of estimation uncertainty (continued)

Critical areas of estimation and judgements in applying accounting policies include the following:

Stock-based payments

The Company estimates the fair value of convertible securities such as options using the Black-Scholes option-pricing model which requires significant estimation around assumptions and inputs such as expected term to maturity, volatility and dividends.

Useful lives of property and equipment

The Company reviews the estimated useful lives of property and equipment with definite useful lives at the end of each year and assesses whether the useful lives of certain items should be shortened or extended due to various factors including technology, competition and revised service offerings. During the three and nine months ended September 30, 2020 and 2019, the Company was not required to adjust the useful lives of any assets based on the factors described above. Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable.

The impact of the novel strain of coronavirus (“COVID-19”)

The outbreak of the novel strain of coronavirus, specifically identified as “COVID-19”, has resulted in the World Health Organization declaring this virus a global pandemic in March 2020. Governments around the world have enacted emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing. The closure of businesses has caused material disruption to businesses resulting in an economic slowdown. Governments and central banks have responded with significant monetary and fiscal interventions designed to stabilize the financial markets. A critical estimate for the Company is to assess the impact of the pandemic on the recoverability of long-lived assets as well as the availability of future financing in assessing the going concern assumption.

Zomedica Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2020 and 2019
(Stated in United States dollars)

5.	Prepaid expenses and deposits

	September 30,	December 31,
	2020	2019
Deposits (i)	$1,561,503	$1,033,231
Prepaid marketing (ii)	32,190	19,829
Prepaid insurance (ii)	258,306	110,636
Other (iii)	80,409	64,889
Total	$1,932,408	$1,228,585

(i)	Deposits include payments made to vendors in advance and are primarily associated with, research activity, leasing deposits and costs for additional office space. As of September 30, 2020, and December 31, 2019, the Company classified $1,000,000 and nil as a non-current asset, with the remainder classified as a current asset in the consolidated balance sheet;

(ii)	As of September 30, 2020, and December 31, 2019, all amounts were classified as a current asset in the consolidated balance sheet;

(iii)	Other is comprised of deferred financing costs, subscription payments, utilities, travel costs and software licensing. As of September 30, 2020, and December 31, 2019, the Company classified all amounts as a current asset in the consolidated balance sheet.

Zomedica Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2020 and 2019
(Stated in United States dollars)

6.	Property and equipment

	Computer equipment	Furniture and equipment	Laboratory equipment	Leasehold improvements	Total
Cost
Balance at December 31, 2018	$170,002	$181,879	$352,637	$282,975	$987,493
Additions	218,076	3,415	3,350	65,672	290,513
Disposals	(2,210)	-	-	-	(2,210)
Balance at December 31, 2019	385,868	185,294	355,987	348,647	1,275,796
Additions	-	-	-	299,268	299,268
Disposals	(9,933)	(64,018)	(13,712)	(76,455)	(164,117)
Balance at September 30, 2020	375,935	121,276	342,275	571,460	1,410,947

Accumulated depreciation
Balance at December 31, 2018	104,918	29,585	99,696	36,206	270,405
Depreciation	88,417	26,617	68,519	93,597	277,150
Disposals	(901)	-	-	-	(901)
Balance at December 31, 2019	192,434	56,202	168,215	129,803	546,654
Depreciation	65,330	13,333	52,267	101,545	232,475
Disposals	(2,849)	(28,505)	(30,843)	(26,686)	(88,883)
Balance at September 30, 2020	254,915	41,030	189,639	204,662	690,246

Net book value as at:
December 31, 2019	$193,434	$129,092	$187,772	$218,844	$729,142
September 30, 2020	$121,020	$80,246	$152,636	$366,798	$720,701

In the nine months ended September 30, 2020 and 2019, the Company disposed of assets with a net book value of $75,234 and $1,308. The Company received proceeds of $5,400 and nil and recorded a loss of $69,834 and $1,308 in the consolidated statement of loss and comprehensive loss for the nine months ended September 30, 2020 and 2019.

In February 2020, the Company reclassified $299,268 of prepaid expenses to property and equipment for leasehold improvements that became ready for use in February 2020 but were paid for in 2019.

Zomedica Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2020 and 2019
(Stated in United States dollars)

7.	Intangible assets

	Computer software	Trademarks	Website	Total intangible assets
Cost
Balance at December 31, 2018	$5,143	$16,236	$-	$21,379
Additions	-	-	531,419	531,419
Balance at December 31, 2019	5,143	16,236	531,419	552,798
Additions	-	-	613	613
Balance at September 30, 2020	5,143	16,236	532,032	553,411

Accumulated amortization
Balance at December 31, 2018	5,143	3,178	-	8,321
Amortization	-	1,082	-	1,082
Balance at December 31, 2019	5,143	4,260	-	9,403
Amortization	-	820	134,605	135,425
Balance at September 30, 2020	5,143	5,080	134,605	144,828

Net book value as at:
December 31, 2019	$-	$11,976	$531,419	$543,395
September 30, 2020	$-	$11,156	$397,427	$408,583

Total estimated future amortization of intangible assets for each fiscal year is as follows:

2020	$46,009
2021	180,144
2022	180,144
2023	1,089
2024	1,089
2025	108
Total	$408,583

Zomedica Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2020 and 2019
(Stated in United States dollars)

8.	Leases

The Company adopted ASC 842 with an initial application date of January 1, 2019. The Company was party to two lease agreements with Wickfield Phoenix LLC, under which it rented office and laboratory space. The rent for both leases was prepaid upon inception, and, therefore, at January 1, 2019, the Company reclassified its prepaid lease balance of $1,613,038 to a right-of-use asset. The Company recorded nil and $42,448 of amortization on the right-of-use asset for the three and nine months ended September 30, 2020 (September 30, 2019 - $127,345 and $382,035).

On February 1, 2020 the Company cancelled its existing leases with Wickfield Phoenix LLC and entered into a new lease. The new lease period is for 60 months, commencing on February 1, 2020 and ending on January 31, 2025 with a monthly rent payment of $32,452, escalating to $36,525 over the lease period. Upon cancellation of the existing lease, the Company received a refund of prepaid rent in the amount of $1,002,113. The carrying value of the right-of-use asset was $1,061,210 upon cancellation. In February 2020, the Company recorded a loss on the right-of-use asset of $59,097 in the consolidated statements of operations and comprehensive loss.

On February 1, 2020, the Company recorded a right-of-use asset and a corresponding lease liability in the amount of $1,553,611 using the Company’s incremental borrowing rate of 12%. During the three and nine months ended September 30, 2020, the Company recognized $103,375 and $279,997 in rent expense with $17,229 and $56,221 recorded in research and development expenses and $86,146 and $223,776 recorded in general and administrative expense in the consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2019, the Company recognized $7,603 and $19,483 in rent expense with nil recorded in research and development expenses and $7,603 and $19,483 recorded in general and administrative expense in the consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2020, the Company also recorded nil and $4,331 in rent expense related to month to month leases with the entirety in general and administrative expense in the consolidated statements of operations and comprehensive loss.

Zomedica Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2020 and 2019
(Stated in United States dollars)

8.	Leases (continued)

Right-of-use asset	Premise lease
Cost
Aggregate lease commitments	$2,067,505
Less: impact of present value	(513,894)
Balance at September 30, 2020	1,553,611

Reduction in right-of-use asset
Straight line amortization	275,667
Interest	(102,800)
Balance at September 30, 2020	172,867

Net book value as of:
September 30, 2020	$1,380,744

Lease liabilities	Premise lease

Additions	$1,553,611
Payments	(259,616)
Interest	102,800
Total lease liabilities at September 30, 2020	1,396,795

Current portion of lease liabilities	242,491
Long term portion of lease liabilities	1,154,304
Total lease liabilities at September 30, 2020	$1,396,795

Total remaining undiscounted lease liabilities related to the above lease are as follows:

2020	$97,357
2021	400,133
2022	412,137
2023	424,501
2024	437,236
2025	36,525
Total	$1,807,889

Zomedica Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2020 and 2019
(Stated in United States dollars)

9.	Loan arrangements

On October 17, 2017, the Company entered into a loan arrangement with a shareholder of the Company pursuant to which such shareholder has agreed to provide a loan facility to the Company whereby the Company may borrow up to $5,000,000, with the proceeds to be used for working capital and general corporate purposes. The term of the loan facility is five (5) years, with principal and interest payments being due only at the time of maturity. Under the loan agreement, the Company may borrow in one or more advances provided, however, that a minimum amount of $250,000 must be borrowed at any one time and not more than two advances may occur per month. Interest shall accrue at a rate of fourteen percent (14%) per annum, payable upon maturity. As of September 30, 2020, no amounts have been borrowed.

In April of 2020, the Company received $527,360 from the Small Business Administration’s Paycheck Protection Program. The receipt is currently reported in accounts payable and accrued liabilities. If the loan is required to be repaid it will be granted a two-year term at 1% interest.

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

In the event of a fundamental transaction (defined to include an amalgamation, merger or other business combination transaction involving the Company in which our shareholders do not have the right to cast more than 50% of the votes that may be cast for the election of directors, or a sale, lease or other disposition of the properties and/or assets of the Company an entirety or substantially as an entirety to a third party), the holders of the Series 1 Preferred Shares will be entitled to receive consideration for their Series 1 Preferred Shares equal to a multiple of the stated value of the Series 1 Preferred Shares ranging from 5.0 to 9.0 depending on the timing of the fundamental transaction, subject to a cap equal to the Redemption Amount. The Company has assessed the likelihood of any Net Sales Payments to the Series 1 Preferred shareholders to be remote.

Issued and outstanding preferred stock:

	Number of
	preferred	Preferred
	stock	stock amount
Balance at December 31, 2018	-	$-
Stock issued from financing (i)	12	11,961,397
Balance at December 31, 2019	12	$11,961,397
Balance at September 30, 2020	12	$11,961,397

Zomedica Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2020 and 2019
(Stated in United States dollars)

11.	Common stock

The Company is authorized to issue an unlimited number of common shares, all without par value.

Issued and outstanding common stock:

	Common	Common
	stock amount	stock value
Balance at December 31, 2018	97,598,898	$30,410,648
Stock issuance for services (i and ii)	707,236	792,104
Stock issued from financing (iii and iv)	9,337,529	6,690,922
Stock issued due to exercise of options	394,735	754,148
Balance at September 30, 2019	108,038,398	$38,647,822

Balance at December 31, 2019	108,038,398	$38,566,820
Stock issued from financing (v,vi,vii,viii)	337,830,001	29,140,905
Stock issued from the financing and exercise of prefunded warrants (viii)	37,146,984	3,410,276
Stock issued from the exercise of warrants (ix and xi)	81,036,055	16,840,136
Balance at September 30, 2020	564,051,438	$87,958,137

(i)	On January 14, 2019, the Company settled $75,000 of amounts due to a vendor by issuing 49,342 common shares valued at $55,263 at the date of issuance. The Company recorded a $19,737 gain on the settlement of liabilities.

(ii)	On January 14, 2019, the Company issued 657,894 common shares in satisfaction of $1,000,000 of all remaining milestones under a License and Supply Agreement with a third party. The Company recognized $736,841 as research and development expense, based on the value of the common stock on the date of issuance.

(iii)	On January 14, 2019, the Company completed a non-brokered private placement, and issued 2,815,789 common shares. Gross proceeds of $4,280,000 were received prior to December 31, 2018. The Company recorded $465 of share issuance costs as an offset to common stock.

(iv)	On March 28, 2019, the Company completed an underwritten public offering of its common stock pursuant to which the Company sold an aggregate 6,521,740 common shares for gross proceeds of $3,000,000. The Company recorded $592,707 of share issuance costs as an offset to common stock.

(v)	On February 14, 2020, the Company completed a registered direct offering (“RDO”) of its common shares and a simultaneous private placement of its warrants (“Series A Warrants”) in a fixed combination of one common share and a Series A Warrant to purchase one common share, resulting in the sale of 20,833,334 common shares and Series A Warrants to purchase 20,833,334 common shares at a combined offering price of $0.12 per share and related Series A Warrant. Each Series A Warrant has an exercise price of $0.20 per share, is exercisable six months after issuance and has a term of 5- and one-half years. The Company also issued warrants to the placement agents to purchase 1,041,667 common shares at an exercise price of $0.15 per share (“Series A Placement Agent Warrants”), which were exercisable immediately upon issuance and have a term of 5 years. In aggregate, the Company issued 20,833,334 common shares, 20,833,334 Series A Warrants, in and an additional 1,041,667 Series A Placement Agent Warrants.

Zomedica Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2020 and 2019
(Stated in United States dollars)

11.	Common stock (continued)

The Company raised $2,500,000 in gross proceeds as part of the RDO. The Company recorded $1,705,655 as the value of common shares under common stock and $794,345 as the value of Series A Warrants under additional paid-in-capital in the consolidated statements of shareholders’ equity.

The direct cash costs related to the issuance of the common shares and warrants issued in February 2020 were $348,220. These direct costs were recorded as an offset against the statement of shareholders’ equity with $238,217 being recorded under capital stock and $110,003 being recorded under additional paid-in-capital. The Company also recorded the value of the Series A Placement Agent Warrants in the amount of $52,496 as an offset against the statement of shareholders’ equity with $35,816 being recorded under capital stock and $16,680 being recorded under additional paid-in-capital.

(vi)	On April 9, 2020 the Company completed a confidentially marketed public offering (“CMPO”) of its common shares and warrants (“Series B Warrants”) of 33,333,334 common shares and warrants to purchase up to 16,666,667 common shares. The securities were sold in a fixed combination of one common share and 0.5 of a Series B Warrant at a combined offering price of $0.12 per share and accompanying warrant. Each whole warrant is exercisable immediately for one common share after issuance, at an exercise price of $0.15 per share and has a term of 5 years. The Company also issued warrants to the placement agents to purchase 1,666,667 common shares at an exercise price of $0.15 per share (“Series B Placement Agent Warrants”), which were exercisable immediately upon issuance and have a term of 5 years. In aggregate, the Company issued 33,333,334 common shares,16,666,667 Series B Warrants, and an additional 1,666,667 Series B Placement Agent Warrants.

The Company raised $4,000,000 in gross proceeds in the CMPO. The Company recorded $2,942,248 as the value of common shares under common stock and $1,057,752 as the value of Series B Warrants under additional paid-in-capital in the consolidated statements of shareholders’ equity.

The direct cash costs related to the issuance of the common shares and warrants issued in April were $582,977. These direct costs were recorded as an offset against the statement of shareholders’ equity with $428,283 being recorded under capital stock and $154,694 being recorded under additional paid-in-capital. The Company also recorded the value of the Series B Placement Agent Warrants in the amount of $161,714 as an offset against the statement of shareholders’ equity, with $118,951 being recorded under capital stock and $42,763 being recorded under additional paid-in-capital.

(vii)	On May 29, 2020 the Company completed a public offering of its common shares or common share equivalents (“Series C Pre-Funded Warrants”), and warrants (“Series C Warrants”) in a fixed combination of one common share or Series C Pre-Funded Warrant, and a Series C Warrant to purchase one common share, resulting in the sale of 121,163,333 common shares, 12,170,000 Series C Pre-Funded Warrants, and Series C Warrants to purchase 133,333,333 common shares at a combined offering price of $0.15 per share for the common shares and related Series C Warrant, or a combined offering price of $0.1499 per Pre-Funded Warrant and related Series C Warrant. Each Series C Pre-Funded Warrant has an exercise price of $0.0001 per share, is exercisable immediately after issuance, is exercisable only on a cashless exercise basis, and will not expire prior to exercise. Each Series C Warrant has an exercise price of $0.15 per share, is exercisable immediately after issuance and has a term of 2 years.

Zomedica Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2020 and 2019
(Stated in United States dollars)

11.	Common stock (continued)

The Company raised $19,998,783 in gross proceeds as part of the public offering. The Company recorded $11,336,422 as the value of common shares under common stock, $1,080,289 as the value of the Series C Pre-Funded Warrants and $7,582,072 as the value of Series C Warrants under additional paid-in-capital in the consolidated statements of shareholders’ equity.

The direct cash costs related to the issuance of the common shares, Series C Pre-Funded Warrants and Series C Warrants issued in May 2020 were $1,908,202. These direct costs were recorded as an offset against the statement of shareholders’ equity with $1,088,876 being recorded under capital stock and $819,327 being recorded under additional paid-in-capital.

(viii)	On July 7, 2020 the Company completed a public offering of its common shares or common share equivalents (“Series D Pre-Funded Warrants”), and warrants (“Series D Warrants”) in a fixed combination of one common share or Series D Pre-Funded warrant, and a Series D Warrant to purchase one common share, resulting in the sale of 162,500,000 common shares, 25,000,000 Series D Pre-Funded Warrants, and Series D Warrants to purchase 187,500,000 common shares at a combined offering price of $0.16 per share for the common shares and related Series D Warrant, or a combined offering price of $0.1599 per Series D Pre-Funded warrant and related Series D Warrant. Each Series D Pre-Funded warrant has an exercise price of $0.0001 per share, is exercisable immediately after issuance, is exercisable only on a cashless exercise basis, and will not expire prior to exercise. Each Series D Warrant has an exercise price of $0.16 per share, is exercisable immediately after issuance, and has a term of 2 years.

The Company raised $29,997,500 in gross proceeds as part of the public offering. The Company recorded $16,290,941 as the value of common shares under common stock, $2,329,983 as the value of the Series D Pre-Funded Warrants and $11,376,575 as the value of the Series D Warrants under additional paid-in-capital in the consolidated statements of shareholders’ equity.

The direct cash costs related to the issuance of the common shares, Series D Pre-Funded Warrants and Series D Warrants issued in July 2020 were $2,268,215. These direct costs were recorded as an offset against the statement of shareholders’ equity with $1,224,218 being recorded under capital stock and $1,043,997 being recorded under additional paid-in-capital.

(ix)	All Series C Pre-Funded Warrants were exercised in June 2020. The cashless exercise option resulted in the issuance of 12,162,492 shares.

(x)	All Series D Pre-Funded Warrants were exercised in July 2020. The cashless exercise, option resulted in the issuance of 24,984,492 shares.

(xi)	As of September 30, 2020, 11,602,084 Series B Warrants have been exercised, resulting in additional cash proceeds of $1,740,313, and 69,433,971 Series C Warrants have been exercised, resulting in additional cash proceeds of $10,415,096.

Zomedica Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2020 and 2019
(Stated in United States dollars)

12.	Stock-based compensation

During the three months ended September 30, 2020 and 2019, nil options were exercised. During the nine months ended September 30, 2020 and 2019, nil and 394,735 options were exercised, respectively. During the three months ended September 30, 2020 and 2019, the Company issued 515,000 and 1,500,000 stock options, respectively. During the nine months ended September 30, 2020 and 2019, the Company issued 7,571,000 and 7,495,000 stock options, respectively, each option entitling the holder to purchase one common share of the Company.

The continuity of stock options is as follows:

	Number of options	Weighted avg exercise price
Balance at December 31, 2019	7,040,265	$1.28
Stock options forfeited January 23, 2020	(50,000)	1.52
Stock options forfeited February 25, 2020	(5,000)	1.12
Stock options forfeited March 1, 2020	(50,000)	1.52
Stock options granted March 14, 2020	5,056,000	0.19
Stock options forfeited April 21, 2020	(150,000)	0.19
Stock options forfeited May 4, 2019	(15,000)	0.19
Stock options forfeited May 5, 2020	(30,000)	1.52
Stock options forfeited May 7, 2020	(15,000)	1.52
Stock options forfeited June 11, 2020	(15,000)	1.52
Stock options granted June 16, 2020	2,000,000	0.19
Stock options granted July 9, 2020	175,000	0.18
Stock options forfeited July 20, 2020	(400,000)	1.52
Stock options forfeited July 20, 2020	(50,000)	0.19
Stock options forfeited July 31, 2020	(3,750)	0.19
Stock options forfeited August 2, 2020	(10,000)	1.52
Stock options forfeited August 2, 2020	(5,000)	0.19
Stock options forfeited August 14, 2020	(675,000)	0.19
Stock options forfeited August 19, 2020	(75,375)	0.19
Stock options granted August 25, 2020	40,000	0.13
Stock options forfeited September 25, 2020	(37,500)	0.19
Stock options granted September 29, 2020	300,000	0.11
Balance at September 30, 2020	13,024,640	$0.72
Vested at September 30, 2020	9,136,348	$0.95

Zomedica Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2020 and 2019
(Stated in United States dollars)

12.	Stock-based compensation (continued)

As at September 30, 2020, details of the issued and outstanding stock options were as follows:

Grant date	Exercise price	Number of options issued and outstanding	Number of vested options outstanding	Number of unvested options outstanding	Weighted Avg Remaining Life outstanding (years)
January 10, 2019	$1.52	4,965,265	4,965,265	-	0.28
August 19, 2019	0.26	500,000	500,000	-	0.88
August 19, 2019	0.35	100,000	100,000	-	0.88
August 19, 2019	0.45	100,000	100,000	-	0.88
August 19, 2019	0.55	100,000	100,000	-	0.88
August 19, 2019	0.65	100,000	100,000	-	0.88
August 19, 2019	0.75	100,000	100,000	-	0.88
September 16, 2019	0.43	500,000	500,000	-	0.96
March 14, 2020	0.19	4,044,375	1,209,000	2,835,375	4.45
June 16, 2020	0.19	2,000,000	1,333,334	666,666	4.71
July 9, 2020	0.18	175,000	43,750	131,250	4.78
August 25, 2020	0.13	40,000	10,000	30,000	4.90
September 29, 2020	0.11	300,000	75,000	225,000	5.00
Balance at September 30, 2020		13,024,640	9,136,349	3,888,291

The fair value of options granted during the three and nine months ended September 30, 2020 was estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions:

	July 9, 2020	June 16, 2020	March 14, 2020
Volatility	100%	100%	87%
Risk-free interest rate	0.28%	0.21%	0.49%
Expected life (years)	5	5	5
Divedend yield	0%	0%	0%
Common share price	$0.17	$0.19	$0.18
Strike price	$0.18	$0.19	$0.19
Forfeiture rate	nil	nil	nil

	September 29, 2020	August 25, 2020
Volatility	100%	99%
Risk-free interest rate	0.24%	0.30%
Expected life (years)	5	5
Divedend yield	0%	0%
Common share price	$0.10	$0.13
Strike price	$0.11	$0.13
Forfeiture rate	nil	nil

Zomedica Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2020 and 2019
(Stated in United States dollars)

12.	Stock-based compensation (continued)

The Company recorded $187,969 and $478,835 of stock-based compensation for the three and nine months ended September 30, 2020 (2019 – $197,988 and $2,539,092). For the three and nine months ended September 30, 2020 the Company recorded nil cash receipts due to the exercise of options. For the three and nine months ended September 30, 2019 the Company recorded nil and $600,000 in cash receipts and reclassified nil and $154,148 of stock-based compensation to common stock due to the exercise of options.

The Company has estimated its stock option forfeitures to be nil for the three and nine months ended September 30, 2020 (three and nine months ended September 30, 2019 - nil).

13.	Warrants

In connection with the February 14, 2020 RDO, the Company issued 20,833,334 five and one half-year Series A Warrants to purchase one common share at an exercise price of $0.20. The Company also issued 1,041,667 Series A Placement Agent Warrants to purchase one common share at an exercise price of $0.15 per share.

In connection with the April 9, 2020 CMPO, the Company issued 16,666,667 five-year Series B Warrants to purchase one common share at an exercise price of $0.15. The Company also issued 1,666,667 Placement Agent Warrants to purchase one common at an exercise price of $0.15 per share.

In connection with the May 29, 2020 public offering, the Company issued 133,333,333 two-year Series C Warrants to purchase one share of common stock at an exercise price of $0.15. The Company also issued 12,170,000 Series C Pre-Funded Warrants to purchase common shares at an exercise price of $0.0001 on a cashless exercise basis. As of September 30, 2020, the Series C Pre-Funded Warrants have all been exercised.

In connection with the July 7, 2020 public offering, the Company issued 187,500,000 two-year Series D Warrants to purchase one share of common stock at an exercise price of $0.16. The Company also issued 25,000,000 Series D Pre-Funded Warrants to purchase common shares at an exercise price of $0.0001 on a cashless exercise basis. As of September 30, 2020, the Series D Pre-Funded Warrants have all been exercised.

As of September 30, 2020, details of the outstanding warrants were as follows:

Original Issue date	Exercise Price	Warrants Outstanding	Weighted Average Remaining Life

February 14, 2020	0.20	20,833,334	4.87
February 14, 2020	0.15	1,041,667	4.37
April 9, 2020	0.15	6,731,250	4.53
May 29, 2020	0.15	63,899,362	1.66
July 7, 2020	0.16	187,500,000	1.77
Balance at September 30, 2020		280,005,613

Zomedica Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2020 and 2019
(Stated in United States dollars)

13.	Warrants (continued)

The fair value of warrants issued during the three and nine months ended September 30, 2020 was estimated using the Black-Scholes option pricing model to determine the fair value of warrants granted using the following assumptions:

	Series A Warrants February 14, 2020	Series A Placement Agent Warrants February 14, 2020
Volatility	87%	87%
Risk-free interest rate	1.42%	1.42%
Expected life (years)	5.5	5
Dividend yield	0%	0%
Common share price	$0.12	$0.12
Strike price	$0.20	$0.15
Forfeiture rate	nil	nil

	Series B Warrants April 9, 2020	Series B Placement Agent Warrants April 9, 2020
Volatility	99%	99%
Risk-free interest rate	0.41%	0.41%
Expected life (years)	5	5
Dividend yield	0%	0%
Common share price	$0.14	$0.14
Strike price	$0.15	$0.15
Forfeiture rate	nil	nil

Series C Warrants May 29, 2020
Volatility	118%
Risk-free interest rate	0.16%
Expected life (years)	2
Dividend yield	0%
Common share price	$0.16
Strike price	$0.15
Forfeiture rate	nil

Series D Warrants July 7, 2020
Volatility	118%
Risk-free interest rate	0.16%
Expected life (years)	2
Dividend yield	0%
Common share price	$0.17
Strike price	$0.16
Forfeiture rate	nil

Zomedica Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2020 and 2019
(Stated in United States dollars)

14.	Commitments and contingencies

On November 26, 2018, the Company entered into a Development and Supply Agreement and, as part of this agreement, the Company has contingent future outflows as follows:

•	1st payment: At the later of the achievement of a future milestone event or September 12, 2019, can decide to receive payment as follows:

○	$3,000,000 in cash or
○	$1,500,000 in cash and $1.95 million in equity

•	2nd payment: At the later of the achievement of a future milestone or February 19, 2020 - $2,000,000 in cash.

•	3rd payment: At the later of the achievement of a future milestone event or September 12, 2019, can decide to receive payment as follows:

○	$3,000,000 in cash or
○	$1,500,000 in cash and $1.95 million in equity

•	4th payment: At the later of the achievement of a future milestone or February 19, 2020 - $2,000,000 in cash.

As of September 30, 2020, all milestones have been met and paid.

On May 10, 2018, the Company entered into a Development, Commercialization and Exclusive Distribution Agreement. As part of the agreement, the Company is required to make the following future milestone payments:

•	1st payment: $3,500,000 in cash payment upon the achievement of future development milestones.

•	2nd payment: $3,500,000 in equity based on the number of the Company’s common stock determined by dividing the amount due by the VWAP of the Company’s common stock on the NYSE American exchange over the 10 trading days prior to the achievement of the milestone event.

As of September 30, 2020, neither of the future development milestones related to the above agreement has been met.

On November 1, 2019, Heska Corporation (“Heska”) filed a complaint for damages and injunctive relief (the “Complaint”) in the United States District Court for the Middle District of North Carolina, Case 1:19-cv-01108-LCB-JLW, against Qorvo US, Inc. (“Qorvo US”), Qorvo Biotechnologies, LLC (“Qorvo Biotech” and, together with Qorvo US, “Qorvo”) and, the Company (collectively with Qorvo, the “Defendants”) which was amended on November 22, 2019. The amended Complaint alleges, among other things, that the Defendants improperly obtained Heska’s trade secrets and confidential information and/or conspired to use improper means to misappropriate Heska’s trade secrets related to an instrument and related consumable products for performing immunoassay analysis of biomarkers and other substances. The amended Complaint seeks compensatory and exemplary damages, as well as preliminary and permanent injunctive relief to prevent the Defendants from commercializing the TRUFORMATM diagnostic instrument. On January 21, 2020, the Defendants filed a motion seeking dismissal of the Complaint. On February 11, 2020, Heska filed its response to the Defendants’ motion to dismiss to which the Defendants responded on February 25, 2020. Heska subsequently moved to strike a portion of the Defendants’ response. On September 30, 2020, the court denied the Defendants’ motion to dismiss and granted Heska’s motion to strike. The Company believes that the allegations in the amended Complaint have no merit and will not have a material adverse effect on our business, results of operations or financial condition.

Zomedica Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2020 and 2019
(Stated in United States dollars)

14.	Commitments and contingencies (continued)

Under the terms of the Development and Supply Agreement, dated November 26, 2018, by and between Qorvo Biotech and the Company (as amended, the “Qorvo Agreement”), Qorvo Biotech agreed to indemnify us and certain related parties against claims alleging infringement or misappropriation of third-party intellectual property rights, subject to certain limitations and exceptions. Qorvo Biotech has notified us that Qorvo Biotech has assumed the defense of the amended Complaint and will indemnify us for losses arising from the amended Complaint in accordance with the terms of the Qorvo Agreement. Qorvo Biotech has further advised us that it intends to mount a vigorous defense to the claims in the amended Complaint, and that it believes the allegations contained in the amended Complaint are without merit.

15.	Financial instruments

(a)	Fair values

The Company follows ASC topic 820, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC topic 820 apply to other accounting pronouncements that require or permit fair value measurements. ASC topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date, and establishes a three level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refers broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of the hierarchy are defined as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly for substantially the full term of the financial instrument.

Level 3 inputs are unobservable inputs for assets or liabilities.

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The carrying values of cash and accounts payable and accrued liabilities approximates their fair values because of the short-term nature of these instruments.

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

Zomedica Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2020 and 2019
(Stated in United States dollars)

15.	Financial instruments (continued)

The Company is also exposed to credit risk at period end from the carrying value of its cash. The Company manages this risk by maintaining bank accounts with a Canadian Chartered Bank. The Company’s cash is not subject to any external restrictions.

(c)	Foreign exchange risk

The Company has balances in Canadian dollars that give rise to exposure to foreign exchange (“FX”) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to an FX loss while a weakening U.S. dollar will lead to an FX gain. For each Canadian dollar balance of $1.0 million, a +/- 10% movement in the Canadian currency held by the Company versus the U.S. dollar would affect the Company’s loss and other comprehensive loss by $0.1 million.

(d)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. In meeting its liquidity requirements, the Company closely monitors its forecasted cash requirements with expected cash drawdown.

The following are the contractual maturities of the undiscounted cash flows of financial liabilities as at September 30, 2020 and December 31, 2019:

					September 30, 2020
	Less than	3 to 6	6 to 9	9 months	Greater than
	3 months	months	months	1 year	1 year	Total
	$	$	$	$	$	$
Third parties
Accounts payable and accrued liabilities	1,827,761	-	-	-	-	1,827,761
	1,827,761	-	-	-	-	1,827,761

					December 31, 2019
	Less than	3 to 6	6 to 9	9 months	Greater than
	3 months	months	months	1 year	1 year	Total
	$	$	$	$	$	$
Third parties
Accounts payable and accrued liabilities	2,087,525	-	-	-	-	2,087,525
	2,087,525	-	-	-	-	2,087,525

Zomedica Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2020 and 2019
(Stated in United States dollars)

16.	Segmented information

The Company's operations comprise a single reportable segment engaged in research and development targeting health and wellness solutions for the companion animal. As the operations comprise a single reportable segment, amounts disclosed in the financial statements for loss for the period, depreciation, and total assets also represent non-segmented amounts. In addition, all of the Company's long-lived assets are in the United States of America (“US”).

	September 30,	December 31,
	2020	2019
	$	$
Total assets
Canada	52,077,832	249,929
US	4,526,513	3,933,055

Total US property and equipment	720,701	729,142
Total US right-of-use asset	1,380,744	1,103,658
	2,101,445	1,832,800

17.	Schedule of expenses

	For the three months ended September 30,			For the three months ended September 30,
	2020			2019
	Research and	Professional	General and	Research and	Professional	General and
	Development	Fees	Administrative	Development	Fees	Administrative

Salaries, bonus and benefits	$118,015	$-	$910,668	$147,515	$-	$879,422
Contracted expenditures	544,952	-	-	661,917	-	-
Marketing and investor relations	-	-	59,559	-	-	165,837
Travel and accommodation	-	-	91	8,327	-	198,993
Insurance	181	-	62,649	1,301	-	36,065
License fees	2,000,000	-	-	-	-	-
Office	9,750	-	63,771	11,565	-	52,332
Consultants	6,500	839,646	-	29,343	306,937	-
Regulatory	-	-	152,201	31,773	-	26,163
Rent	17,229	-	86,146	-	-	7,603
Supplies	5,476	-	-	70,722	-	10,837
Total	$2,702,103	$839,646	$1,335,085	$962,463	$306,937	$1,377,252

	For the nine months ended September 30,			For the nine months ended September 30,
	2020			2019
	Research and	Professional	General and	Research and	Professional	General and
	Development	Fees	Administrative	Development	Fees	Administrative

Salaries, bonus and benefits	$433,659	$-	$2,414,103	$651,315	$-	$4,524,682
Contracted expenditures	1,423,764	-	-	2,474,483	-	-
Marketing and investor relations	-	-	176,938	-	-	297,252
Travel and accommodation	407	-	13,006	21,103	-	318,730
Insurance	622	-	154,999	4,197	-	77,165
License fees	5,000,000	-	-	5,936,841	-	-
Office	31,827	-	361,967	31,162	-	149,788
Consultants	84,626	1,413,118	-	178,223	1,296,884	-
Regulatory	151,073	-	262,557	95,418	-	76,333
Rent	56,221	-	223,776	-	-	19,483
Supplies	23,475	-	-	162,603	-	27,495
Total	$7,205,674	$1,413,118	$3,607,346	$9,555,345	$1,296,884	$5,490,928

Zomedica Corp.
Notes to the condensed unaudited interim consolidated financial statements
For the three and nine months ended September 30, 2020 and 2019
(Stated in United States dollars)

18.	Capital risk management

The capital of the Company includes equity, which is comprised of issued common shares, additional paid-in capital, and accumulated deficit. The Company's objective when managing its capital is to safeguard the ability to continue as a going concern in order to provide returns for its shareholders and other stakeholders, and to maintain a strong capital base to support the Company's core activities.

19.	Loss per share

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Numerator
Net loss for the period	$4,979,975	$2,845,679	$12,738,582	$16,927,016
Denominator
Weighted average shares - basic	550,541,878	108,038,398	291,314,002	105,711,459
Warrants	-	-	-	-
Stock options	-	-	-	-
Denominator for diluted loss per share	550,541,878	108,038,398	291,314,002	105,711,459

Loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.04)	$(0.16)

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

20.	Related party transactions and key management compensation

Key management personnel are comprised of the Company’s directors and executive officers. In addition to their salaries, key management personnel also receive share-based compensation. Key management personnel compensation is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Salaries and benefits, including bonuses	$281,868	$251,737	$624,604	$887,635
Stock-based compensation	15,445	100,002	393,470	1,744,327
Total	$297,313	$351,739	$1,018,074	$2,631,962

21.	Comparative figures

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Adjustments have been made to the consolidated schedule of expenses for the three and nine months ended September 30, 2019 to classify health insurance benefits as part of salaries, wages and bonuses, and audit fees to professional fees. This change in classification does not affect previously reported cash flows from operating activities in the consolidated statements of cash flows.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	the success, cost and timing of our research and development activities, validation studies and beta testing, including with respect to our lead product, TRUFORMA™;

•	our ability to obtain and maintain any required approvals from the USDA Center for Veterinary Biologics for our proposed and future diagnostic products, to the extent applicable;

•	our ability to obtain funding for our operations;

•	the ability of our contract research organizations to appropriately conduct our safety studies and certain development activities;

•	the ability of our contract manufacturing organizations to manufacture and supply our products;

•	our plans to develop and commercialize our planned and future products;

•	the expected impact of the novel coronavirus pandemic on our operations, including the development and commercialization of our TRUFORMA™ platform and the five initial assays;

•	our ability to develop and commercialize products that can compete effectively;

•	the size and growth of the veterinary diagnostics and medical device markets;

•	our ability to obtain and maintain intellectual property protection for our planned and future products candidates;

•	regulatory developments in the United States;

•	the loss of key scientific or management personnel;

•	our expectations regarding the period during which we will be an “emerging growth company” under the JOBS Act;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	risks related to our Series 1 preferred shares;

•	our ability to maintain the listing of our common shares on the NYSE American exchange;

•	our status as a “passive foreign investment company” for U.S. federal income tax purposes; and

•	the anticipated U.S. and Canadian federal income tax consequences of our proposed domestication into a Delaware corporation.

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

Overview

We are a veterinary health company creating products for companion animals by focusing on the unmet needs of clinical veterinarians. We expect that our product portfolio will include innovative diagnostics and medical devices that emphasize patient health and practice health. With a team that includes clinical veterinary professionals, our goal is to provide veterinarians the opportunity to increase productivity and grow revenue while better serving the animals in their care.

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

Following the commercial launch of TRUFORMA™, we expect to continue the development of another point-of-care diagnostic platform, which is based on miniaturized laser-based Raman spectroscopy technology and is designed to detect pathogens in companion animals. We believe this platform will enable the identification of biological and biochemical signatures in complex biological samples and has the potential to achieve reference lab sensitivity/specificity to screen for a wide range of pathogens in companion animal feces, urine, respiratory, and dermatological samples in minutes without the need for extensive sample prep or the use of reagents. The diagnostic platform requires a small fecal sample preparation. Additionally, the platform has automated analysis and does not require specialized staff training. Assuming development work is successfully completed, we expect the commercial launch of our fecal test to occur by 2022 and urine tests by 2023. We believe that this diagnostic platform does not require pre-market regulatory approval for use with companion animals in the United States.

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

We are a development-stage company with no products approved for marketing and sale, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred net losses of approximately $5.0 million and $12.7 million for the three and nine months ended September 30, 2020 and approximately $2.8 million and $16.9 million for the three and nine months ended September 30, 2019. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities, and general and administrative costs associated with our operations. As of September 30, 2020, we had an accumulated deficit of approximately $64.8 million and cash and cash equivalents of approximately $52.0 million.

For the foreseeable future, we expect to continue to incur losses, which will increase from historical levels as we expand our product development activities, commercialize products, seek regulatory approvals for our planned and future products to the extent required, and expand our sales and marketing activities.

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

Income Taxes

As of December 31, 2019, we had net operating loss carryforwards for federal and state income tax purposes of approximately $16.1 million and non-capital loss carryforwards for Canadian income tax purposes of approximately $20.4 million, which will begin to expire in fiscal year 2035. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. We concluded that, due to the uncertainty of realizing any tax benefits as of December 31, 2019, a valuation allowance was necessary to fully offset our deferred tax assets.

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

In addition, as an “emerging growth company” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, and (ii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). These exemptions will apply until December 31, 2022 or until we no longer meet the requirements of being an “emerging growth company,” whichever is earlier.

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

Research and Development Costs

Research and development expenses include costs incurred in performing research and development activities, including salaries and benefits, safety and efficacy studies, contract manufacturing costs, contract research costs, patent procurement costs, materials and supplies, and occupancy costs. Research and development activities include internal and external activities associated with research and development studies of current product candidates and advancing product candidates towards a goal of obtaining regulatory approval to manufacture and market the product candidate.

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

We calculate stock-based compensation using the fair value method, under which the fair value of the options at the grant date is calculated using the Black-Scholes Option Pricing Model, and subsequently expensed over the vesting period of the option using the graded vesting method. The provisions of our stock-based compensation plans do not require us to settle any options by transferring cash or other assets, and therefore we classify the awards as equity. Stock-based compensation expense recognized during the period is based on the value of stock-based payment awards that ultimately are expected to vest. We estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on an average of the term of the options. The risk-free rate assumed in valuing the options is based on the US treasury yield curve in effect at the time of grant for the expected term of the option. The expected dividend yield percentage at the date of grant is nil as we are not expected to pay dividends in the foreseeable future.

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

Results of Operations

Three and nine months ended September 30, 2020 compared to three and nine months ended September 30, 2019

Our results of operations for the three and nine months ended September 30, 2020 and September 30, 2019 are as follows:

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	Change		2020	2019	Change
	$	$	$	%	$	$	$	%
Expenses
Research and development	2,702,103	962,463	1,739,640	181%	7,205,674	9,555,345	(2,349,671)	-25%
General and administrative	1,335,085	1,377,252	(42,167)	-3%	3,607,346	5,490,928	(1,883,582)	-34%
Professional fees	839,646	306,937	532,709	174%	1,413,118	1,296,884	116,234	9%
Amortization - right-of-use asset	-	127,345	(127,345)	-100%	42,448	382,035	(339,587)	-89%
Amortization - intangible	45,399	273	45,126	16530%	135,425	810	134,615	16619%
Depreciation	78,200	70,096	8,104	12%	232,475	201,075	31,400	16%
Loss from operations	5,000,433	2,844,366	2,156,067	76%	12,636,486	16,927,077	(4,290,591)	-25%
Interest income	(21,238)	-	(21,238)	N/A	(21,566)	-	(21,566)	N/A
Interest expense	-	-	-	N/A	732	18,338	(17,606)	-96%
Loss on property and equipment	-	-	-	N/A	69,834	1,308	68,526	5239%
Loss on right-of-use asset	-	-	-	N/A	59,097	-	59,097	N/A
Gain on settlement of liabilities	-	-	-	N/A	-	(19,737)	19,737	-100%
Other income	(1,963)	-	(1,963)	N/A	(7,463)	-	(7,463)	N/A
Foreign exchange gain	2,743	1,313	1,430	109%	1,462	30	1,432	4773%
Loss before income taxes	4,979,975	2,845,679	2,134,296	75%	12,738,582	16,927,016	(4,188,434)	-25%

Income tax expense	-	-	-	N/A	-	-	-	N/A

Net loss and comprehensive loss	4,979,975	2,845,679	2,134,296	75%	12,738,582	16,927,016	(4,188,434)	-25%

Revenue

We did not generate any revenue during the three and nine months ended September 30, 2020 and September 30, 2019.

Research and Development

Research and development expense for the three months ended September 30, 2020 was approximately $2.7 million, compared to approximately $1.0 million for the three months ended September 30, 2019, an increase of approximately $1.7 million, or 181%. The increase primarily resulted from a milestone expense of $2.0 million pursuant to our development and supply agreement with Qorvo Biotechnologies, LLC. (“Qorvo”), offset in part by decreases in contracted expenditures, supplies, regulatory fees and consulting fees of approximately $237,000.

Research and development expense for the nine months ended September 30, 2020 was approximately $7.2 million, compared to approximately $9.6 million for the nine months ended September 30, 2019, a decrease of approximately $2.3 million, or 25%. The decrease primarily was due to a reduction in general research and development activity as we continue to focus on TRUFORMATM activities, and is more specifically related to contracted expenditures, milestone expenses, salaries, bonus and benefits, supplies, and consulting fees as compared to the commensurate period in 2019.

General and Administrative

General and administrative expense for the three months ended September 30, 2020 was approximately $1.3 million, compared to approximately $1.4 million for the three months ended September 30, 2019, a decrease of approximately $42,000, or 3%. The decrease resulted primarily from a decrease in travel and accommodation, marketing and investor relations, and other expenses of approximately $316,000, offset in part by increases in regulatory fees, rent expense, which is related to the reclassification of right-of-use asset expense from amortization to rent, salaries, bonus and benefits, insurance and office expense of approximately $274,000.

General and administrative expense for the nine months ended September 30, 2020 was approximately $3.6 million, compared to approximately $5.5 million for the nine months ended September 30, 2019, a decrease of approximately $1.9 million, or 34%. The decrease primarily was due to a reduction in stock compensation expense of approximately $2.1 million compared to the prior period and a reduction in travel and accommodation, marketing and investor relations expenses, salary expense, and supplies of approximately $504,000. These decreases were offset in part by an increase in office expense associated with the expensing of furniture in the office space completed in the first quarter, rent expense which is related to the reclassification of right-of-use asset expense from amortization to rent, regulatory fees, and insurance expense of approximately $681,000.

Professional Fees

Professional fees for the three months ended September 30, 2020 were approximately $840,000, compared to approximately $307,000 for the three months ended September 30, 2019, an increase of $0.5 million, or 174%. The increase primarily was due to an increase in legal fees incurred in connection with our 2020 annual and special meeting and our proposed domestication into a Delaware corporation.

Professional fees for the nine months ended September 30, 2020 were approximately $1.4 million, compared to approximately $1.3 million for the nine months ended September 30, 2019, an increase of approximately $116,000, or 9%. The increase primarily was due to the reasons described in the prior paragraph.

Net Loss

Our net loss for the three months ended September 30, 2020 was approximately $5.0 million, or $0.01 per share, compared with a net loss of approximately $2.8 million, or $0.03 per share, for the three months ended September 30, 2019, an increase of approximately $2.1 million, or 75%. The net loss in each period was attributed to the matters described above.

Our net loss for the nine months ended September 30, 2020 was approximately $12.7 million, or $0.04 per share, compared with a net loss of approximately $16.9 million, or $0.16 per share, for the nine months ended September 30, 2019, a decrease of approximately $4.2 million, or 25%. The net loss in each period was attributed to the matters described above. We expect to continue to record net losses in future periods until such time, if ever, as we have sufficient revenue from our products to offset our operating expenses.

Cash Flows

Three and nine months ended September 30, 2020 compared to three and nine months ended September 30, 2019

The following table shows a summary of our cash flows for the periods set forth below:

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	Change		2020	2019	Change
	$	$	$	%	$	$	$	%
Cash flows used in operating activities	(5,662,629)	(3,910,078)	(1,752,551)	45%	(13,556,283)	(13,767,933)	211,650	-2%
Cash flows from financing activities	28,592,833	(1,414)	28,594,247	-2022224%	64,071,437	14,972,319	49,099,118	328%
Cash flows from (used) in investing activities	(613)	(582,437)	581,824	-100%	1,006,900	(657,000)	1,663,900	-253%
Increase in cash	22,929,591	(4,493,929)	27,423,520	-610%	51,522,054	547,386	50,974,668	9312%
Cash and cash equivalents, beginning of period	29,103,049	6,981,580	22,121,469	317%	510,586	1,940,265	(1,429,679)	-74%
Cash and cash equivalents, end of period	52,032,640	2,487,651	49,544,989	1992%	52,032,640	2,487,651	49,544,989	1992%

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2020 was approximately $5.7 million, compared to approximately $3.9 million for the three months ended September 30, 2019, an increase of approximately $1.8 million, or 45%. The increase resulted primarily from a higher net loss in the third quarter of 2020 compared to the third quarter of 2019. In addition, other operating uses of cash included approximately $1.1 million of deposits and prepaid expenses for inventory, insurance, and property tax paid, offset in part by an increase in of accounts payable of approximately $100,000.

Net cash used in operating activities for the nine months ended September 30, 2020 was approximately $13.6 million, compared to approximately $13.8 million for the nine months ended September 30, 2019, a decrease of approximately $212,000, or 2%. The decrease resulted primarily from a lower net loss for the nine months ended September 30, 2020 compared to the comparable period of 2019. In addition, other operating uses of cash include a reduction in accounts payable of approximately $799,000, more than offset by non-cash items including stock compensation expense of approximately $2.5 million, and expense recorded for the issuance of stock for services, amortization of right-of-use asset, and depreciation of approximately $1.4 million.

Financing Activities

Net cash from financing activities for the three months ended September 30, 2020 was approximately $28.6 million, compared to a use of cash of approximately $1,400 for the three months ended September 30, 2019, an increase of approximately $28.6 million. The increase resulted primarily from the sale of our equity securities during the third quarter of 2020 for total gross proceeds of approximately $30.0 million and proceeds from warrant exercises of approximately $864,000, offset in part by stock issuance costs of approximately $2.2 million.

Net cash from financing activities for the nine months ended September 30, 2020 was approximately $64.0 million, compared to approximately $15.0 million for the nine months ended September 30, 2019, an increase of approximately $49.1 million, or 328%. The increase resulted primarily from the sale of our equity securities during the nine months ended September 30, 2020 for total gross proceeds of approximately $56.5 million, proceeds from warrant exercises of approximately $12.1 million, and approximately $527,000 in loan proceeds from the SBA’s Paycheck Protection Program, offset in part by stock issuance costs of approximately $5.1 million.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2020 was approximately $1,000, compared to approximately $582,000 for the three months ended September 30, 2019, a decrease of approximately $582,000, or 100%. Cash used in the 2020 period related to enhancements to our finance and accounting software used in the buying and selling of inventory, whereas cash used in the 2019 period included the addition of the website.

Net cash from investing activities for the nine months ended September 30, 2020 was approximately $1.0 million, compared to net cash used of approximately $657,000 for the nine months ended September 30, 2019, an increase of approximately $1.7 million, or 253%. The increase in net cash from investing activities during the nine months ended September 30, 2020 related primarily to approximately $1.0 million of cash received in connection with the cancellation and buyout of our office lease compared to the prior period in which approximately $700,000 was used in association with the digital data platform, the construction of marketing assets, and the capitalization of integration costs associated with the implementation of an ERP system.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in May 2015. As of September 30, 2020, we had an accumulated deficit of approximately $64.7 million. We have funded our working capital requirements primarily through the sale of our securities and the exercise of stock options and warrants.

As of September 30, 2020, the Company had cash of approximately $52.0 million, prepaid expenses and deposits of approximately $932,000, and accounts receivable of approximately $129,000. Current assets amounted to approximately $53.1 million, with current liabilities of approximately $2.1 million, resulting in working capital (defined as current assets minus current liabilities) of approximately $51.0 million.

As of September 30, 2020, we had shareholders’ equity of approximately $53.4 million.

As of November 11, 2020, we had cash of approximately $50.0 million.

On October 17, 2017 we entered into a five-year $5.0 million unsecured working capital facility with Equidebt LLC, one of our shareholders (the “Equidebt Facility”). Amounts borrowed under the Equidebt Facility bear interest at a rate of 14% per annum payable at maturity. All amounts borrowed under the Equidebt Facility become due and payable on October 17, 2022. We can make two borrowings per month under the Equidebt Facility, each of which must be for a minimum of $250,000. The Equidebt Facility is unsecured. As of September 30, 2020, no amounts have been borrowed against this facility.

We believe that our existing cash resources will be sufficient to fund our expected working capital needs through December 2022. If we raise additional funds by issuing equity securities, our existing security holders will likely experience dilution, and the incurring of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict operations. In the event that we are unable to obtain sufficient capital to meet our working capital requirements, we may be required to change or curtail current or planned operations in order to conserve cash until such time, if ever, that sufficient proceeds from operations are generated. In such an event, we may not be able to take advantage of business opportunities and may have to terminate or delay safety and efficacy studies, curtail our product development programs, or sell or assign rights to our product candidates, products and technologies.

Our future capital requirements depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of researching and developing our current and future diagnostics and medical device products;

•	the extent to which any of our future diagnostic assays or medical devices may be subject to USDA-CVB pre-market regulation;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our existing or future diagnostics or medical device products;

•	the number and characteristics of the diagnostics and/or medical device products we pursue;

•	the cost of manufacturing our existing and future diagnostic and medical device products and any additional products we seek to commercialize;

•	the cost of commercialization activities, including marketing, sales and distribution costs;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements; and

•	the costs involved in preparing and filing patent applications, maintaining any successfully obtained patents and protecting and enforcing any such patents.

Off Balance Sheet Arrangements

Since inception, we have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities, or variable interest entities.

Outstanding Share Data

The only class of outstanding voting or equity securities of the Company are the common shares. As of November 11, 2020:

•	there are 564,051,438 common shares issued and outstanding;

•	there are stock options outstanding under our Stock Option Plan to acquire an aggregate of 13,024,640 common shares; and

•	there are common share purchase warrants (collectively, the “February Warrants”) outstanding to acquire an aggregate of 21,875,001 common shares, which February Warrants were issued in connection with an offering completed by the Company on February 14, 2020 (which has been described in a Form 8-K dated February 12, 2020). Of these February Warrants, 20,833,334 are Series A Warrants exercisable for a cash price of $0.20 per share, and 1,041,667 are Series A Placement Agent Warrants exercisable for a cash price of $0.15 per share.

•	there were common share purchase warrants (collectively, the “April Warrants”) outstanding to acquire an aggregate of 18,333,334 common shares, which April Warrants were issued in connection with an offering completed by the Company on April 9, 2020 (which has been described in a Form 8-K dated April 7, 2020). Of these April Warrants, 16,666,667 are Series B Warrants, 1,666,667 are Series B Placement Agent Warrants, and all are exercisable for a cash price of $0.15 per share. There are currently 6,731,250 April Warrants outstanding to acquire an aggregate of 6,731,250 common shares.

•	there were common share purchase warrants (collectively, the “May Warrants”) outstanding to acquire an aggregate of 145,503,333 common shares, which May Warrants were issued in connection with an offering completed by the Company on May 29, 2020 (which has been described in a registration statement on Form S-1 (File No. 333-238322) filed on May 26, 2020). Of these May Warrants, 133,333,333 are Series C Warrants, all exercisable for a cash price of $0.15 per share, and 12,170,000 are Pre-funded Warrants, all of which have now been exercised. There are currently 63,899,362 Series C Warrants outstanding to acquire an aggregate of 63,899,362 common shares.

•	the there were common share purchase warrants (collectively, the “July Warrants”) outstanding to acquire an aggregate of 212,500,000 common shares, which July Warrants were issued in connection with an offering completed by the Company on July 7, 2020 (which has been described in a Form 8-K dated July 6, 2020). Of these July Warrants, 187,500,000 are Series D Warrants, all exercisable for a cash price of $0.16 per share, and 25,000,000 are Pre-funded Warrants, all of which have now been exercised. There are currently 187,500,000 Series D Warrants outstanding to acquire an aggregate of 187,500,000 common shares.

•	All of the currently outstanding warrants also have a “cashless exercise” feature which is applicable in certain circumstances. The cashless exercise feature could result in the potential issuance of common shares based upon the “in-the-money” value of the applicable warrants at the time of exercise of the applicable warrants. The number of the common shares that may be issued is not determinable. However, the number of common shares that are issuable is based upon a formula contained in the applicable warrants, which determines the number of common shares issuable by dividing the “in-the-money” value (based upon the then current market price, as provided in the applicable warrants) by the then current market price, and multiplying this result by the number of common shares that are issuable under the applicable warrants pursuant to cash exercise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2020.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On November 1, 2019, Heska Corporation (“Heska”) filed a complaint for damages and injunctive relief (the “Complaint”) in the United States District Court for the Middle District of North Carolina, Case 1:19-cv-01108-LCB-JLW, against Qorvo US, Inc. (“Qorvo US”), Qorvo Biotechnologies, LLC (“Qorvo Biotech” and, together with Qorvo US, “Qorvo”) and us (collectively with Qorvo, the “Defendants”) which was amended on November 22, 2019. The amended Complaint alleges, among other things, that the Defendants improperly obtained Heska’s trade secrets and confidential information and/or conspired to use improper means to misappropriate Heska’s trade secrets related to an instrument and related consumable products for performing immunoassay analysis of biomarkers and other substances. The amended Complaint seeks compensatory and exemplary damages, as well as preliminary and permanent injunctive relief to prevent the Defendants from commercializing our TRUFORMATM diagnostic instrument. On January 21, 2020, the Defendants filed a motion seeking dismissal of the Complaint. On February 11, 2020, Heska filed its response to the Defendants’ motion to dismiss to which the Defendants responded on February 25, 2020. Heska subsequently moved to strike a portion of the Defendants’ response. On September 30, 2020, the court denied the Defendants’ motion to dismiss and granted Heska’s motion to strike. On October 14, 2020 the Defendants filed their answer to the amended Complaint. We believe that the allegations in the amended Complaint have no merit and will not have a material adverse effect on our business, results of operations or financial condition.

Under the terms of the Development and Supply Agreement, dated November 26, 2018, by and between Qorvo Biotech and the Company (as amended, the “Qorvo Agreement”), Qorvo Biotech agreed to indemnify us and certain related parties against claims alleging infringement or misappropriation of third-party intellectual property rights, subject to certain limitations and exceptions. Qorvo Biotech has notified us that Qorvo Biotech has assumed the defense of the amended Complaint and will indemnify us for losses arising from the amended Complaint in accordance with the terms of the Qorvo Agreement. Qorvo Biotech has further advised us that it intends to mount a vigorous defense to the claims in the amended Complaint, and that it believes the allegations contained in the amended Complaint are without merit.

Item 1A. Risk Factors.

RISK FACTORS

As used below, “Corporation” refers to Zomedica Corp., an Alberta corporation.

Risks Relating to Our Proposed Domestication

While we believe the domestication will be tax-free to U.S. Holders(as defined below) for U.S. federal income tax purposes, if the Internal Revenue Service (“IRS”) does not agree with our calculation of the “all earnings and profits amount” attributable to a holder’s shares in the Corporation, Zomedica Corp.’s U.S. Holders may owe U.S. federal income taxes as a result of the domestication under Section 367(b) of the United States Internal Revenue Code of 1986, as amended (the “Code”).

Code Section 367(b) has the effect of potentially imposing income tax on U.S. Holders (as defined below) in connection with the domestication. Pursuant to the Treasury Regulations under Code Section 367(b), any 10% Shareholder (as defined below) will have to recognize a deemed dividend on the domestication equal to the “all earnings and profits amount,” within the meaning of Treasury Regulations Section 1.367(b)-2, attributable to such U.S. Holder’s shares in the Corporation. Any U.S. Holder that is not a 10% Shareholder and whose shares have a fair market value of less than $50,000 on the date of the domestication will recognize no gain or loss pursuant to Code Section 367(b) as a result of the domestication. A U.S. Holder that is not a 10% Shareholder but whose shares have a fair market value of at least $50,000 on the date of the domestication must generally recognize gain (but not loss) on the domestication equal to the difference between the fair market value of the Zomedica Corp. stock received at the time of the domestication over the U.S. Holder’s tax basis in the Corporation’s shares. Such a holder, however, instead of recognizing gain, may elect to include in income as a deemed U.S. dividend the “all earnings and profits amount” attributable to such holder’s shares in the Corporation, which we refer to as a “Deemed Dividend Election.”

As used herein, the term ‘‘U.S. Holder’’ means a beneficial owner of shares or warrants of the Corporation or stock or warrants of Zomedica Corp. that is for U.S. federal income tax purposes:

•	a citizen or resident of the United States;

•	a corporation (including any entity treated as a corporation for U.S. federal income tax purposes) created or organized under the laws of the United States, any state thereof, or the District of Columbia;

•	an estate the income of which is taxable in the United States regardless of its source; or

•	a trust, the administration of which is subject to the primary supervision of a U.S. Court and one or more United States persons (within the meaning of Section 7701(a)(30)) have the authority to control all substantial decisions of the trust, or that has a valid election in effect under applicable Treasury Regulations to be treated as a United States person.

As used herein, the term “10% Shareholders” means U.S. Holders who own, directly or by attribution, ten percent (10%) or more of the total voting power of the Corporation’s all classes of shares or ten percent (10%) or more of the total value of shares of all classes of stock of the Corporation.

Based on the Corporation’s limited activity at the holding company level and the size of the Corporation’s existing earnings and profits deficit, we believe that no U.S. Holder should have a positive ‘‘all earnings and profits amount’’ attributable to such holder’s shares in the Corporation, and accordingly no 10% Shareholder or U.S. Holder who makes a Deemed Dividend Election should be required to include any such amount in income on the domestication. Our belief with respect to the “all earnings and profits amount” results from calculations performed by our accounting firm based on information provided to them by us. However, no assurance can be given that the IRS will agree with us. If it does not agree, then a U.S. Holder may be subject to adverse U.S. federal income tax consequences.

While we believe the domestication will be tax-free to U.S. Holders for U.S. federal income tax purposes, if proposed Treasury Regulations under Code Section 1291(f) are finalized in their current form, Zomedica Corp.’s U.S. Holders may owe U.S. federal income taxes as a result of the domestication under the rules applicable to a passive foreign investment company (“PFIC”).

The Corporation believes that it is likely a PFIC for U.S. federal income tax purposes. In the event that the Corporation is considered a PFIC, then proposed Treasury Regulations under Code Section 1291(f) (which were promulgated in 1992 with a retroactive effective date), if finalized in their current form, generally would require a U.S. Holder to recognize gain on the exchange of equity securities of the Corporation for equity securities of Zomedica Corp. pursuant to the domestication. The tax on any such gain so recognized would be imposed at the rate applicable to ordinary income and an interest charge would apply based on a complex set of computational rules designed to offset the tax deferral to such U.S. Holders on the Corporation’s undistributed earnings. Any “all earnings and profits amount” included in income by a U.S. Holder as a result of the domestication generally would be treated as gain subject to these rules. However, it is difficult to predict whether, in what form and with what effective date final Treasury Regulations under Code Section 1291(f) will be adopted. U.S. Holders that make or have made certain elections with respect to their common shares of the Corporation are generally not subject to the same gain recognition rules under the current proposed Treasury Regulations.

The rights of our shareholders under Canadian law will differ from their rights under Delaware law, which will, in some cases, provide less protection to shareholders following the domestication.

Upon consummation of the domestication, our shareholders will become stockholders of a Delaware corporation. There are material differences between the Alberta Business Corporations Act (the “ABCA”) and the Delaware General Corporations Law (the “DGCL”) and our current and proposed charter and bylaws. For example, under Canadian law, many significant corporate actions such as amending a corporation’s articles of incorporation, effecting a share consolidation or consummating a merger require the approval of two-thirds of the votes cast by shareholders, whereas under Delaware law, a majority of the total voting power of all of those entitled to vote may approve the matter. Furthermore, shareholders under Canadian law are entitled to dissent and appraisal rights under a number of extraordinary corporate actions, including an amalgamation with another unrelated corporation, certain amendments to a corporation’s articles of incorporation or the sale of all or substantially all of a corporation’s assets; under Delaware law, stockholders are entitled to dissent and appraisal rights for certain specified corporate transactions such as mergers or consolidations. If the domestication is approved, shareholders may be afforded less protection under the DGCL than they had under the ABCA in certain circumstances.

The proposed domestication will result in additional direct and indirect costs whether or not it is completed.

The domestication will result in additional direct costs. We will incur attorneys’ fees, accountants’ fees, filing fees, mailing expenses and financial printing expenses in connection with the domestication. The domestication will also temporarily divert the attention of our management and employees from the day-to-day management of the business to a limited extent.

The amount of corporate tax payable by us will be affected by the value of our property on the date of the domestication.

For Canadian tax purposes, on the date of the domestication we will be deemed to have a year end and to have disposed of all of our property for proceeds equal to the fair market value of those properties. We will also be subject to an additional corporate emigration tax imposed on the amount, if any, by which the fair market value of our property, net of certain liabilities, exceeds the paid-up capital of our issued and outstanding shares. We have completed certain calculations of our tax accounts with the assistance of tax advisors, and we have estimated that the domestication will not result in any Canadian tax liability.

Provisions in Zomedica Corp.’s certificate of incorporation and bylaws and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Zomedica Corp.’s certificate of incorporation and bylaws will contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	provide that directors may only be removed ‘‘for cause;’’

•	authorize the issuance of ‘‘blank check’’ preferred stock that our board of directors could issue from time to time to increase the number of outstanding shares and discourage a takeover attempt;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	require supermajority approvals to remove the protective provisions in our certificate of incorporation and bylaws listed above or to amend our bylaws.

Such provisions could impede any merger, consolidation, takeover or other business combination involving the company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

The certificate of incorporation of Zomedica Corp. will designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Zomedica Corp.’s stockholders, which could limit the ability of Zomedica Corp.’s stockholders to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

The certificate of incorporation of Zomedica Corp. will require that, unless we consent in writing to the selection of an alternative forum:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of any fiduciary duty owed by any current or former director, officer, other employee or stockholder of ours to our company or our stockholders;

•	any action asserting a claim arising pursuant to any provision of the DGCL, our certificate of incorporation or bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or

•	any action asserting a claim governed by the internal affairs doctrine;

the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the exclusive forum or if the Court of Chancery of the State of Delaware does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware.

Furthermore, Section 22 of the Securities Act of 1933, as amended (the “Securities Act”) creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, Zomedica Corp.’s certificate of incorporation will provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

The exclusive forum provisions described above will not apply to claims arising under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against Zomedica Corp., its directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of Zomedica Corp.’s certificate of incorporation.

Although we believe this provision benefits Zomedica Corp. by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, this provision may limit or discourage a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Zomedica Corp. or its directors, officers or other employees, which may discourage such lawsuits against Zomedica Corp. and its directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in the certificate of incorporation to be inapplicable or unenforceable in an action, Zomedica Corp. may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect its business and financial condition.

We note that there is uncertainty as to whether a court would enforce the provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision will benefit Zomedica Corp. by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against Zomedica Corp.’s directors and officers.

The anticipated benefits of the domestication may not be realized.

We may not realize the benefits we expect from the domestication. If we do not, we will have expended considerable resources and management efforts in completing the domestication without benefiting the company or our shareholders. Such expenditure of time and resources would adversely affect our business, operating results, and financial condition if the anticipated benefits are not achieved.

Risks Related to our Business

We have a limited operating history, are not profitable and may never become profitable.

We have not generated any revenue to date, and we expect to continue to incur significant research and development costs and other expenses. Our net loss and comprehensive loss for (i) the three months ended September 30, 2020 and September 30, 2019 was approximately $5.0 million and $2.8 million, respectively, (ii) for the nine months ended September 30, 2020 and September 30, 2019 was approximately $12.7 million and $16.9 million, respectively, and (iii) for the years ended December 31, 2019 and December 31, 2018 was approximately $19.8 million and $16.6 million, respectively. Our accumulated deficit as of September 30, 2020 was approximately $64.7 million. As of September 30, 2020, we had total shareholders' equity of approximately $53.4 million. We expect to continue to incur losses for the foreseeable future, as we continue our product development and commercialization activities. Even if we succeed in developing and broadly commercializing one or more of our product candidates, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or cease operations.

We may need to raise additional capital to achieve our goals.

We do not have any products available for sale at this time. Although we believe that we do not require pre-market approval from the U.S. Food and Drug Administration’s Center for Veterinary Medicine, or the FDA-CVM, or the United States Department of Agriculture Animal and Health Inspection Service’s Center for Veterinary Biologics, or USDA-CVB, to market and sell TRUMFORMATM , our Raman spectroscopy-based point-of-care diagnostic platform, nor our circulating tumor cell, or CTC, diagnostic assay that we are developing, the COVID-19 pandemic has impacted our expected timing for the development and commercialization of our TRUFORMA™ platform and the five initial assays.

We are also seeking to identify potential complementary opportunities in the animal health sectors. We will continue to expend substantial resources for the foreseeable future to develop our existing products and any other product that we may develop or acquire. These expenditures will include: costs of developing and validating our diagnostic products and related assays and consumables; costs associated with conducting any required clinical trials; costs associated with completing other research and development activities; costs of identifying additional potential products; costs associated with payments to technology licensors and maintaining other intellectual property; costs of obtaining regulatory approvals; costs associated with securing contract manufacturers to meet our commercial manufacturing and supply capabilities; and costs associated with marketing and selling our products. In addition, our existing and future development agreements may require us to make significant cash milestone payments to our development partners and to pay certain development costs. We will not control the timing of these payments. We also may incur unanticipated costs. Because the outcome of our development activities and commercialization efforts is inherently uncertain, the actual amounts necessary to successfully complete the development and commercialization of our existing or future products may be greater or less than we anticipate.

As a result, we may need to obtain additional capital to fund the development of our business. Except for our unsecured working capital line we have no existing agreements or arrangements with respect to any financings, and any such financings may result in dilution to our shareholders, the imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business or the value of our common shares.

Our future capital requirements depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of researching and developing our existing or future diagnostics and medical device products;

•	the extent to which any of our future diagnostic assays or medical devices may be subject to USDA-CVB pre-market regulation;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our existing or future diagnostics or medical device products;

•	the number and characteristics of the diagnostics and/or medical device products we pursue;

•	the cost of contract manufacturers to manufacture our existing and future diagnostic and medical device products and any additional products we seek to commercialize;

•	the cost of commercialization activities, including marketing, sales and distribution costs;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements; and

•	the costs involved in preparing and filing patent applications, maintaining any successfully obtained patents and protecting and enforcing any such patents.

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

The COVID-19 outbreak has disrupted our development partners and the COVID-19 pandemic, and any future outbreak of a health epidemic or other adverse public health developments could materially and adversely affect our business and operating results.

The COVID-19 outbreak disrupted our development partners and the COVID-19 pandemic, and any future outbreak of a health epidemic or other adverse public health developments could materially and adversely affect our business and operating results. For example, our development partner for our TRUFORMA™ platform and the related assays had reduced the number of employees working in its facility which significantly impacted our expected timing for the completion of the development and the commencement of the commercialization of our TRUFORMA™ platform and the related assays. If our suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. As noted above, there is continuing uncertainty relating to the potential effect of COVID-19 on our business. Infections may become more widespread and should that cause supply disruptions it would have a negative impact on our business, financial condition and operating results. In addition, a significant health epidemic could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect the market for our products, which could have a material adverse effect on our business, operating results and financial condition.

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

We have generated net operating loss carryforwards for U.S. income tax purposes, but our ability to use these net operating losses may be limited by our inability to generate future taxable income.

Our U.S. businesses have generated consolidated net operating loss carryforwards (“U.S. NOLs”) for U.S. federal and state income tax purposes of approximately $16.1 million as of December 31, 2019. These U.S. NOLs can be available to reduce income taxes that might otherwise be incurred on future U.S. taxable income. The utilization of these U.S. NOLs would have a positive effect on our cash flow. However, there can be no assurance that we will generate the taxable income in the future necessary to utilize these U.S. NOLs and realize the positive cash flow benefit. A portion of our U.S. NOLs have expiration dates. There can be no assurance that, if and when we generate taxable income in the future from operations or the sale of assets or businesses, we will generate such taxable income before such portion of our U.S. NOLs expire. Under the Tax Cuts and Jobs Act (the “TCJA”), federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), federal NOL carryforwards arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. Due to our cumulative losses through September 30, 2020 we do not anticipate that such provision of the CARES Act will be relevant to us. The deductibility of federal NOLs, particularly for tax years beginning after December 31, 2020, may be limited. It is uncertain if and to what extent various states will conform to TCJA or the CARES Act.

We have generated U.S. NOLs, but our ability to reserve and use these U.S. NOLs may be limited or impaired by future ownership changes.

Our ability to utilize the U.S. NOLs after an “ownership change” is subject to the rules of Code Section 382. An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, five (5%) percent or more of the value of our shares or are otherwise treated as five (5%) percent shareholders under Code Section 382 and the Treasury Regulations promulgated thereunder increase their aggregate percentage ownership of the value of our shares by more than 50 percentage points over the lowest percentage of the value of the shares owned by these shareholders over a three-year rolling period. An ownership change could also be triggered by other activities, including the sale of our shares that are owned by our five (5%) shareholders. In the event of an ownership change, Section 382 would impose an annual limitation on the amount of taxable income we may offset with U.S. NOLs. This annual limitation is generally equal to the product of the value of our shares on the date of the ownership change multiplied by the long-term tax-exempt rate in effect on the date of the ownership change. The long-term tax-exempt rate is published monthly by the IRS. Any unused Section 382 annual limitation may be carried over to later years until the applicable expiration date for the respective U.S. NOLs (if any). In the event an ownership change as defined under Section 382 were to occur, our ability to utilize our U.S. NOLs would become substantially limited. The consequence of this limitation would be the potential loss of a significant future cash flow benefit because we would no longer be able to substantially offset future taxable income with U.S. NOLs. There can be no assurance that such ownership change will not occur in the future.

We are substantially dependent on the success of our TRUMFORMATM platform and cannot be certain that it will be successfully commercialized.

We are focused primarily on the development of our TRUMFORMATM diagnostic platform and the related assays. Accordingly, our near-term prospects, including our ability to generate material product revenue, or enter into potential strategic transactions, will depend heavily on the successful development and commercialization of this product and the related assays, which in turn will depend on a number of factors, including the following:

•	the successful completion of clinical validation and verification of our TRUMFORMATM diagnostic platform and the related assays, which may take significantly longer than we anticipate and will depend, in part, upon the satisfactory performance of our strategic partner and third-party contractors;

•	the ability of our strategic partner to manufacture supplies of our TRUMFORMATM diagnostic instrument and the related assays and to develop, validate and maintain viable commercial manufacturing processes that are compliant with Good Manufacturing Practices, or GMP, to the extent applicable;

•	our ability to successfully market our TRUMFORMATM diagnostic platform and the related assays, whether alone or in partnership with others;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of TRUMFORMATM diagnostic platform and the related assays compared to alternative and competing products;

•	the acceptance of our TRUMFORMATM diagnostic platform and the related assays by veterinarians, pet owners and the animal health community;

•	our ability to achieve and maintain compliance with all regulatory requirements applicable to our business; and

•	our ability to obtain and enforce intellectual property rights, and avoid or prevail in any third-party patent interference, patent infringement claims or administrative patent proceedings initiated by third parties or the United States Patent and Trademark Office (“USPTO”).

Many of these factors are beyond our control. Accordingly, we cannot assure you that we will be successful in developing or commercializing our TRUMFORMATM diagnostic platform and the related assays or any of our future products. If we are unsuccessful or are significantly delayed in developing and commercializing our products, our business and prospects will be materially adversely affected, and you may lose all or a portion of your investment.

We face unproven markets for our products.

The companion animal diagnostic and medical device markets are less developed than the related human markets and as a result no assurance can be given that our products will be successful. Veterinarians, pet owners or other veterinary health providers in general may not accept or utilize any products that we may develop. The companion animal care industry is characterized by rapid technological changes, frequent new product introductions and enhancements, and evolving industry standards, all of which could make our products obsolete. Our future success will depend on our ability to keep pace with the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of technological and scientific advances. We must continuously enhance our product offerings to keep pace with evolving standards of care. If we do not update our product offerings to reflect new scientific knowledge or new standards of care, our products could become obsolete, which would have a material adverse effect on our business, financial condition, and results of operations.

Our ability to successfully develop and commercialize our existing and any future products will depend on several factors, including:

•	our ability to convince the veterinary community of the clinical utility of our products and their potential advantages over existing tests and devices;

•	the willingness or ability by pet owners to pay for our products and the willingness of veterinarians to recommend our products;

•	the willingness of veterinarians to utilize our diagnostic tests and devices; and

•	where applicable, the willingness of testing labs to buy our assay equipment.

Our dependence on suppliers could limit our ability to develop and commercialize certain products

We rely on third-party suppliers to provide components in our products, manufacture products that we do not manufacture ourselves and perform services that we do not provide ourselves. Because these suppliers are independent third parties with their own financial objectives, actions taken by them could have a materially negative effect on our results of operations. The risks of relying on suppliers include our inability to enter into contracts with third-party suppliers on reasonable terms, inconsistent or inadequate quality control, relocation of supplier facilities, supplier work stoppages and suppliers’ failure to comply with applicable regulations or their contractual obligations. Problems with suppliers could materially negatively impact our ability to complete development, supply the market, lead to higher costs or damage our reputation with our customers.

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

The commercial potential of our products is difficult to predict. The market for any product, or for companion animal diagnostics and medical devices overall, is uncertain and may be smaller than we anticipate, which could significantly and negatively impact our revenue, results of operations and financial condition.

We believe that the emerging nature of our industry and our unproven business plan make it difficult to estimate the commercial potential of any of our proposed or future products. The market for any product that we seek to commercialize will depend on important factors such as the cost, utility and ease of use of our products, changing standards of care, preferences of veterinarians, the willingness of pet owners to pay for such products, and the availability of competitive alternatives that may emerge either during the product development process or after commercial introduction. If the market potential for our proposed and future products is less than we anticipate due to one or more of these factors, it could negatively impact our business, financial condition and results of operations. Further, the willingness of pet owners to pay for the use of our products may be less than we anticipate and may be negatively affected by overall economic conditions. Because relatively few pet owners purchase insurance for their companion animals, pet owners are more likely to have to pay for the use of our products directly and may be unwilling or unable to pay for any such use.

Our proposed and future products will face significant competition and may be unable to compete effectively.

The development and commercialization of veterinary diagnostics and medical devices is highly competitive, and our success depends on our ability to compete effectively with other products in the market and identify potential partners for continued development and commercialization.

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

Many of our competitors and potential competitors have substantially more financial, technical and human resources than we do. Many also have far more experience than we have in the development, manufacture, regulation and worldwide commercialization of animal health diagnostics and medical devices. We also expect to compete with academic institutions, governmental agencies and private organizations that are conducting research in the fields of animal diagnostics and medical devices. If such competing products are commercialized prior to our products, or if our intellectual property protection fail to provide us with exclusive marketing rights for our products, we may be unable to compete effectively in the markets in which we participate. Contractual agreements between clinics and from competitors may limit practices’ ability to use other tests and technologies due to predetermined minimums in those agreements.

The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of our proposed and future products may be subject to extensive regulation. We may be unable to obtain regulatory approval for our proposed or future diagnostic or medical device products under applicable regulatory requirements or maintain any regulatory approval obtained. The denial, delay or loss of any regulatory approval would prevent or delay our commercialization efforts and adversely affect our financial condition and results of operations.

The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of our product candidates may be subject to extensive regulation. We may not be able to market and sell any point-of-care diagnostic products or medical devices without pre-marketing approval from the USDA-CVB and/or FDA-CVM. To gain approval to market a pet point-of-care diagnostic product kit or a medical device, we must provide the results of specific tests required to be conducted in accordance with USDA-CVB and/or FDA-CVM’s guidance demonstrating data from Assay Validation Studies that demonstrate the diagnostic accuracy, analytical sensitivity, analytical specificity and ruggedness, and stability. In addition, we must provide manufacturing data meeting Good Manufacturing Procedures (“GMP”). The USDA-CVB and/or FDA-CVM may also require us to conduct costly postapproval testing and/or collect post-approval safety data to maintain our approval for any diagnostic or medical device. The results of our development activities, and the results of any previous studies conducted by us or third parties, may not be predictive of future results of future studies, and failure can occur at any time during or after the completion of development activities by us or our contract research organizations or CROs.

The USDA-CVB and/or FDA-CVM can delay, limit, deny or revoke approval of any of our product candidates for many reasons, including:

•	if they disagree with our interpretation of data from our studies or other development efforts;

•	if they require additional studies or changes its approval policies or regulations;

•	if they do not approve of the specifications of our proposed and future products;

•	if they fail to approve the manufacturing processes of our third-party contract manufacturers; and

•	if any approved product subsequently fails post-approval testing required by them.

Further, even if we receive approval of our products, such approval may be for a more limited claim than we originally requested, the USDA-CVB may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our products and we may be required to conduct costly post-approval testing. Any delay or failure in obtaining applicable regulatory approval for the intended claims of our product candidates would delay or prevent commercialization of such products and would materially adversely impact our business and prospects.

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

We may in the future determine to partner with additional life science and technology companies for development of additional products. We face significant competition in seeking appropriate partners. Our ability to reach a definitive agreement for partnership will depend, among other things, upon our assessment of the partner’s resources and expertise, the terms and conditions of the proposed partnership and the proposed partner’s evaluation of a number of factors. If we are unable to reach agreements with suitable partners on a timely basis, on acceptable terms, or at all, we may not be able to access technologies that are important for the future development of our business. If we elect to fund and undertake development activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into partnerships and do not have sufficient funds or expertise to undertake the necessary development activities, we may not be able to further develop our product candidates and our business may be materially and adversely affected.

Under the terms of our partnership arrangements, we are required to make significant milestone and other payments to our strategic partners. The timing of any such payments is uncertain and could adversely affect our cash flows and results of operations. If we are not able to make such payments when due, our business could be materially and adversely affected.

In November 2018, we entered into a development and supply agreement with Qorvo Biotechnologies, LLC, or Qorvo, a wholly-owned subsidiary of Qorvo, Inc. Under this agreement, Qorvo is responsible for the development of certain assay cartridges and the related instrument. We agreed to pay the associated non-recurring engineering costs of up to $500,000 per assay cartridge and the instrument and are responsible for the validation of the assay cartridges and the instrument. Under the terms of this agreement, we were required to pay Qorvo additional milestone payments in cash or, if elected by Qorvo, additional unregistered common shares having a value calculated as specified in the agreement. All of the milestones under this agreement have been met and we paid Qorvo a total of $10.0 million in cash in connection therewith. Under the terms of the agreement, we will be responsible for the cost of additional development work undertaken by Qorvo on our behalf.

In May 2018, we entered into a development, commercialization and exclusive distribution agreement with Seraph Biosciences, Inc., or Seraph. Under this agreement, we are responsible for development and validation, and their associated costs. Seraph is entitled to additional payments for development costs. Seraph will be entitled to receive up to an additional $7,000,000, payable 50 percent in cash and 50 percent in additional unregistered common shares, upon the achievement of a series of staged, specified milestones, including completion of laboratory studies and field studies, production and commercial shipment of products. In addition, we have agreed to pay Seraph license fees based on a percentage of gross profit from commercial sales of ZM-020. At September 30, 2020, all milestone payments under our agreement with Seraph remain unpaid.

We will rely on third parties to conduct certain portions of our development activities. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our product candidates.

We have used contract manufacturing organizations (“CMOs”) and contract research organizations (“CROs”) to conduct our manufacturing and research and development activities. We expect to continue to do so, including with respect to our manufacturing, clinical validation, verification and beta testing of our proposed and future diagnostic and medical device products. These CMOs and CROs are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs or manage the risks associated with their activities on our behalf. We are responsible to regulatory authorities for ensuring that products subject to regulatory authority are manufactured using good manufacturing practices and studies are conducted in accordance with the development plans and trial protocols, and any failure by our CMOs and CROs to do so may adversely affect our ability to obtain regulatory approvals, subject us to penalties, or harm our credibility with regulators.

Our agreements with our CMOs and CROs may allow termination by the CMOs and CROs in certain circumstances with little or no advance notice to us. These agreements generally will require our CMOs and CROs to reasonably cooperate with us at our expense for an orderly winding down of the CMOs’ and CROs’ services under the agreements. If the CMOs and CROs conducting our manufacturing and studies do not comply with their contractual duties or obligations to us, or if they experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our development protocols or quality expectations or for any other reason, we may need to secure new arrangements with alternative CMOs and CROs, which could be difficult and costly. In such event, our studies also may need to be extended, delayed or terminated as a result, or may need to be repeated. If any of the foregoing were to occur, regulatory approval and commercialization of our product candidates may be delayed, and we may be required to expend substantial additional resources.

The failure of any CMO and CRO to perform adequately or the termination of any arrangements with any of them may adversely affect our business.

We will rely on third-party manufacturers to produce our products. If we experience problems with any of these suppliers, the manufacturing of our product candidates or products could be delayed.

We do not have the capability to manufacture our proposed and future products and do not intend to develop that capability. As a result, we will rely on CMOs to produce our proposed and future products. We expect to enter into contracts with CMOs for the commercial scale production of the products we intend to commercialize. Reliance on CMOs involves risks, including:

•	the inability to meet our product specifications and quality requirements consistently;

•	inability to access production facilities on a timely basis;

•	inability or delay in increasing manufacturing capacity;

•	manufacturing and product quality issues related to the scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for commercial level activity;

•	a failure to satisfy any applicable regulatory requirements on a consistent basis;

•	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

•	the reliance on a single source of supply which, if unavailable, would delay our ability to complete the development and testing and commercialization of our products;

•	the lack of qualified backup suppliers for supplies that are currently purchased from a single source supplier;

•	operations of our CMOs or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the CMO or supplier;

•	carrier disruptions or increased costs that are beyond our control; and

•	the failure to deliver products under specified storage conditions and in a timely manner.

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

Even if a product receives regulatory approval, it may never achieve market acceptance or commercial success.

Even if we obtain USDA-CVB or other regulatory approvals for a specific product, that product may not achieve market acceptance among veterinarians and pet owners and may not be commercially successful. Market acceptance of our products depends on a number of factors, including:

•	the claims for which our products are approved or intended;

•	the acceptance by veterinarians and pet owners of the product as safe and effective;

•	the proper training and use of our products by veterinarians;

•	the potential and perceived advantages of our products over alternative diagnostics or medical devices;

•	the cost of our products in relation to alternative diagnostics and willingness to pay for our products, if approved, on the part of veterinarians and pet owners;

•	the willingness of pet owners to pay for the use of our products, relative to other discretionary items, especially during economically challenging times;

•	the relative convenience and ease of use; and

•	the effectiveness of our sales and marketing efforts.

If our products fail to achieve market acceptance or commercial success, our business could fail and you could lose your entire investment.

If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell our existing or future products or generate product revenue.

We do not currently have a fully staffed sales organization. We intend to commercialize our products with a direct sales force and through third-party distributors. To achieve this, we will be required to build a direct sales organization and to establish relationships with distributors of veterinary products. We also will have to build our marketing, sales, managerial and other non-technical capabilities and make arrangements with third parties for distribution and to perform certain of these other services, and we may not be successful in doing so. Building an internal sales organization is time consuming and expensive and will significantly increase our compensation expense. We may be unable to secure third-party distribution contracts with distributors on favorable terms or at all. We have no prior experience in the marketing, sale and distribution of diagnostic products or medical devices for companion animals and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and motivate qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively oversee a geographically dispersed sales and marketing team. If we are unable to build an effective sales organization and/or if we are unable to secure relationships with third-party distributors for our products, we will not be able to successfully commercialize our products, our future product revenue will suffer and we would incur significant additional losses.

In jurisdictions outside of the United States we intend to utilize companies with an established commercial presence to market our products in those jurisdictions, but we may be unable to enter into such arrangements on acceptable terms, it at all.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop any of our existing or future product candidates, conduct our in-licensing and development efforts and commercialize any of our existing or future products.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We are highly dependent upon our senior management, particularly Robert Cohen, our interim Chief Executive Officer, Ann Marie Cotter, our Chief Financial Officer, Stephanie Morley, DVM, our President and Chief Medical Officer, and Bruk Herbst, our Chief Commercial Officer. The loss of services of any of these individuals could delay or prevent the successful development of our existing or future product pipeline, completion of our planned development efforts or the commercialization of our product candidates. Although we have entered employment agreements with Dr. Morley and Mr. Herbst for one-year terms (automatically extending for one-year terms thereafter) there can be no assurance that either of Dr. Morley or Mr. Herbst will extend their terms of service. We have also entered into an employment agreement with Mr. Cohen without a fixed term of service.

Consolidation of our customers could negatively affect the pricing of our products.

Veterinarians will be our primary customers for our proposed and future products. In recent years, there has been a trend towards the consolidation of veterinary clinics and animal hospitals. If this trend continues, these large clinics and hospitals could attempt to leverage their buying power to obtain favorable pricing from us and other similar companies. Any resulting downward pressure on the prices of any of our products could have a material adverse effect on our results of operations and financial condition.

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of diagnostic products and medical devices. We may become subject to product liability claims resulting from the use of our product candidates. We do not currently have product liability insurance and we may not be able to obtain or maintain this type of insurance for any future trials or product candidates. In addition, product liability insurance is becoming increasingly expensive. Being unable to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities could have a material adverse effect on our business.

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

In the U.S., the manufacture and sale of certain diagnostic products are regulated by agencies such as the USDA, the FDA or the EPA. While our point-of-care Bulk Acoustic Wave sensor-based diagnostic platform and Raman spectroscopy-based diagnostic platform and our reference lab-based diagnostic test for canine cancer do not require approval by the USDA-CVB prior to sale in the U.S., these diagnostic solutions will be subject to postmarketing oversight by the FDA-CVM. In addition, delays in obtaining regulatory approvals for new products or product upgrades could have a negative impact on our growth and profitability.

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

If the FDA-CVM or USDA-CVB approves any of our existing or future diagnostic product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include post-marketing information and reports, establishment registration, and product listing, as well as continued compliance with GMP, GLP and GCP for any studies that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary product recalls;

•	fines, warning letters or holds on promotional materials and claims;

•	refusal by the FDA-CVM or USDA-CVB to approve pending applications or supplements to approved applications filed by us or our strategic collaborators, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; and

•	injunctions or the imposition of civil or criminal penalties.

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

Legislative or regulatory reforms with respect to veterinary diagnostics, medical devices and test kits may make it more difficult and costly for us to obtain regulatory clearance or approval of any of our existing or future product candidates and to produce, market, and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in the U.S. Congress that could significantly change the statutory provisions governing the testing, regulatory clearance or approval, manufacture, and marketing of regulated and/or licensed products. In addition, FDA-CVM and USDA-CVB regulations and guidance are often revised or reinterpreted by the FDA-CVM and USDA-CVB in ways that may significantly affect our business and our products. Similar changes in laws or regulations can occur in other countries. Any new regulations or revisions or reinterpretations of existing regulations in the United States may impose additional costs or lengthen review times of any of our existing or future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

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

Risks Related to Intellectual Property

Our ability to obtain intellectual property protection for our products is limited.

Our diagnostic technologies are dependent on intellectual property developed by our strategic partners and licensed to us. We do not own the intellectual property rights that underlie these technology licenses. Our rights to use the technology we license are subject to the negotiation of, continuation of and compliance with the terms of our licenses. However, we have filed four U.S. patent applications and two Patent Cooperation Treaty (PCT) applications for U.S. and international protection of our diagnostic tests. These applications cover tests developed for our ZM-017, ZM-022 and ZM- 020 technology platforms. Even if such patents are issued, we do not expect that all of the patents will provide significant protection for our intellectual property.

Some of our products may or may not be covered by a patent. Further if an application is filed, it is not certain that a patent will be granted or if granted whether it will be held to be valid. All of which may impact our market share and ability to prevent others (competitor third parties) from making, selling, or using our products.

We intend to rely upon a combination of patents, trade secret protection, confidentiality agreements, and license agreements to protect the intellectual property related to our proposed and future products. We may not be successful in protecting our intellectual property rights, including our unpatented proprietary know-how and trade secrets, or in avoiding claims that we infringed on the intellectual property rights of others. In addition to relying on patent and trademark rights, we rely on unpatented proprietary know-how and trade secrets, and employ various methods, including confidentiality agreements with employees and consultants, customers and suppliers to protect our know-how and trade secrets. However, these methods and our patents and trademarks may not afford complete protection and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better production methods than us. Further, we may not be able to deter current and former employees, contractors and other parties from breaching confidentiality agreements and misappropriating proprietary information and it is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. In the future, we may also rely on litigation to enforce our intellectual property rights and contractual rights, and, if not successful, we may not be able to protect the value of our intellectual property. Any litigation could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

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

We have also filed for protection of several product names in the U.S., Canada and European Union. Currently, no significant hurdles have been encountered in the registration process. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA-CVM or the USDA-CVB if it is a regulated product. The FDA-CVM typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA-CVM or the USDA-CVB object to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA-CVM and the USDA-CVB.

Third parties may have intellectual property rights, which may require us to obtain a license or other applicable rights to make, sell or use our products. If such rights are not granted or obtained, it could have a material adverse effect on our business, financial condition and results of operations.

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

Although we have research coverage by securities and industry analysts, if coverage is not maintained, the market price for our stock may be adversely affected. Our stock price also may decline if any analyst who covers us issues an adverse or erroneous opinion regarding us, our business model, our intellectual property or our stock performance, or if our product validations and operating results fail to meet analysts’ expectations. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline and possibly adversely affect our ability to engage in future financings.

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

As a U.S. publicly traded company, we have incurred significant legal, accounting and other expenses and will incur additional expenses after we are no longer an “emerging growth company” as defined under the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, as well as under the Sarbanes-Oxley Act, the JOBS Act, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, have created uncertainty for U.S. public companies and increased our costs and time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities.

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

As of November 11, 2020, we had 564,051,438 common shares outstanding. Substantially all of our outstanding common shares have been registered for resale or other disposition by the holders thereof or are otherwise freely tradable by the holders thereof.

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

Our common shares are currently listed on the NYSE American. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE American’s listing requirements; if an issuer’s common stock sells at what the NYSE American considers a “low selling price” (generally trading below $0.20 per share for an extended period of time); or if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. On April 10, 2020, we received a deficiency letter from the NYSE American indicating that the we are not compliance with Section 1003(f)(v) of the NYSE American Company Guide, because our common shares have been selling for a low price per share for a substantial period time. In addition, the NYSE American has advised us that if the trading price of our common shares falls below $0.06 per share, our common shares may be immediately suspended from further trading on the exchange.

Our shareholders failed to approve a proposal to effect a reverse split of our common shares at our annual and special meeting of shareholders held on September 25, 2020. If shareholders approve the domestication and the domestication is effected, we intend to seek stockholder approval for a reverse split of our common stock promptly thereafter to regain compliance with the NYSE American’s continued listing standards, although no assurance can be given that stockholders will approve a reverse stock split.

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

Zomedica Corp.

By:	/s/ Robert Cohen
Name:	Robert Cohen
Title:	Interim Chief Executive Officer

By:	/s/ Ann Marie Cotter
Name:	Ann Marie Cotter
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed with the Commission on April 21, 2017 (File No. 333-217409))
3.2	Certificate of Amendment and Registration of Restated Articles of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 filed with the Commission on April 21, 2017 (File No. 333-217409))
3.3	Certificate of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 filed with the Commission on April 21, 2017 (File No. 333-217409))
3.4	Articles of Amendment to the Articles of Incorporation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2019 (File No. 001-38298))
3.5	Amended and Restated By-Law No. 1 (2nd Version) of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on August 7, 2020 (File No. 001-38298))
10.9^	Amendment, dated August 14, 2020, to Development and Supply Agreement with Qorvo Biotechnologies, LLC (incorporated by referent to Exhibit 10.9 to the company’s Registration Statement on Form S-4 filed with the Commission on October 9, 2020 (File No. 333-249401))
10.10	Letter Agreement, dated September 3, 2020, with Qorvo Biotechnologies, LLC (incorporated by referent to Exhibit 10.10 to the company’s Registration Statement on Form S-4 filed with the Commission on October 9, 2020 (File No. 333-249401))
31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

