Form 10-K
period 2020-12-31
Zomedica Corp.
filed 2021-02-26
CIK 1684144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

Commission file number:

001-38298

ZOMEDICA CORP.

(Exact name of registrant as specified in its charter)

Alberta, Canada	N/A
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

100 Phoenix Drive, Suite 125, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (734) 369-2555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	ZOM	NYSE American

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

As of June 30, 2020, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $82.4 million based on the last reported sale price of the common shares on the NYSE American on June 30, 2020.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of the registrant’s common shares outstanding as of February 26, 2021, was 947,298,207.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements or forward-looking information (collectively, “forward-looking statements”) made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as the safe harbor provisions of applicable Canadian securities legislation, that are based on management’s beliefs and assumptions and on information currently available to management. Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Form 10-K contain forward-looking statements. In some cases, you can identify forward-looking statements through our use of words such as “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	the success, cost and timing of our research and development activities, validation studies and beta testing, including with respect to our lead product, TRUFORMA®

•	our ability to obtain and maintain any required approvals from the USDA Center for Veterinary Biologics for our proposed and future diagnostic products, to the extent applicable;

•	our ability to obtain funding for our operations;

•	the ability of our contract research organizations to appropriately conduct our safety studies and certain development activities;

•	the ability of our contract manufacturing organizations to manufacture and supply our products;

•	our plans to develop and commercialize our planned and future products;

•	the expected impact of the novel coronavirus pandemic on our operations, including the development and commercialization of our TRUFORMA ® platform and the five initial assays;

•	our ability to develop and commercialize products that can compete effectively;

•	the size and growth of the veterinary diagnostics and medical device markets;

•	our ability to obtain and maintain intellectual property protection for our planned and future products candidates;

•	regulatory developments in the United States;

•	the loss of key scientific or management personnel;

•	our expectations regarding the period during which we will be an “emerging growth company” under the JOBS Act;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	our status as a “passive foreign investment company” for U.S. federal income tax purposes; and

These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled “Risk Factors” in Item 1A of this Form 10-K.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We undertake no duty to update any of these forward-looking statements after the date of this Form 10-K to conform our prior statements to actual results or revised expectations, except as required by applicable law.

PART I

Item 1.	Business.

Business

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

Market Opportunity

U.S. consumers are expected to spend an estimated $99 billion on their pets in 2020 according to the American Pet Products Association, or APPA, an increase of approximately 4% from 2019 ($95.7 billion). According to a 2019 pet owner survey conducted by the APPA, 67% of U.S. households have at least one pet, equal to nearly 85 million homes. This survey also indicated that 93% of dog-owning households visit the vet every year and it is estimated that there were 170 million clinical visits in the U.S in 2018. In 2019, the APPA also reported that U.S. pet owner spending on vet care and related products generated $29.3 billion in revenue. For 2020, this figure is projected to increase by approximately 3% to $30.2 billion.

Veterinary diagnostics is a growing market. A 2019 dvm360 Magazine survey states that 61% of respondents indicated that they were providing more diagnostic services than the prior year. Similarly, a 2016 Credit Suisse survey of veterinarians found that 73% of respondents expected their diagnostic testing to increase over the next 12 months. According to a 2019 MarketsandMarkets article, the companion animal diagnostics market is projected to reach $2.8 billion by 2024 from $1.7 billion in 2019, at a Compounded Annual Growth Rate, or CAGR, of 9.8%. The growth in this market is driven by the rising companion animal population, increasing utilization of pet insurance, and the growth in the number of veterinary practitioners in developed countries. The growing demand for rapid tests and portable instruments for point-of-care services is expected to offer potential growth opportunities for market players in the coming years. Furthermore, in 2020, IHS Markit reported that the global veterinary immunodiagnostic market was expected to grow at a CAGR of 9.6% and reach $2.1 billion by 2022.

We believe that several factors have contributed and will continue to contribute to an increase in spending on pet healthcare. Companion animals generally are living longer, with the average lifespan for dogs increasing to 15.4 years, according to the University of Washington’s Dog Aging Project. In 2015, the American Animal Hospital Association estimated that the average dog will need approximately $3,600 in veterinary care over its lifespan. We believe humanization of pets, longer pet lifespan, and the physical and emotional benefits of support animals will bolster growth of the veterinary health care market.

COVID-19 restrictions appear to have positively affected the relationship people have with their pets. The APPA reports greater than 70% of pet owners surveyed in its COVID-19 Pulse Survey indicated they were spending more time with pets, which alleviated the stress of social distancing and isolation. New pet adoptions and fostering appear to have risen at least early in the pandemic with USA Today reporting many shelters experiencing a significant reduction in their shelter populations. While it is unknown if a permanent increase in pet placement has occurred, demand for veterinary services is rebounding as restrictions ease and veterinary services are deemed essential. VetSuccess tracks weekly financial performance for veterinary practices across the United States. As of September 30, 2020, it reports financial performance for 3,040 clinics. While year over year revenue and invoices for these practices were down by 2.3% and 5.4% respectively for the period beginning February 1 and ending April 30, there has been steady improvement each month with VetSuccess reporting year over year increase in revenue by 18.5% and invoices by 8.2% for the month of September. The market for companion animal veterinary services long has been considered recession proof by some as pet care expenditures grew during the 2001 and 2008-2009 recessions.

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

Compared to human diagnostic development, the development of companion animal diagnostics is generally faster and less expensive since it typically requires smaller clinical studies with fewer subjects. We believe that the lower cost of developing companion animal diagnostics enables us to pursue multiple diagnostic candidates simultaneously and to spread the risk of failure across a number of candidates, rather than concentrating all of our resources on one diagnostic candidate that ultimately may fail to achieve regulatory approval or market acceptance.

Unmet Medical Needs

We believe that there is a significant unmet medical need for faster, more efficient and accurate disease/condition detection solutions for veterinarians. We have identified diagnostic assay candidates that we believe have the potential to satisfy unmet needs or improve upon existing diagnostic processes frequently used by companion animal veterinarians.

Product Pipeline

TRUFORMA® Platform

Our strategic focus is on the final development and commercialization of our TRUFORMA® diagnostic biosensor platform and the first five assays for the detection of thyroid disorders in dogs and cats and adrenal disorders in dogs. The TRUFORMA® platform uses Bulk Acoustic Wave (BAW) technology to provide a non-optical and fluorescence free detection system for use at the point-of-care. We believe that BAW technology will enable precise and repeatable test results at the point-of-care during a typical veterinary appointment. The TRUFORMA® platform is being developed together with Qorvo Biotechnologies, LLC., or Qorvo Biotech.

Dogs commonly suffer from thyroid and adrenal disorders, while cats commonly suffer from thyroid disease. Diagnostics are a vital part of identifying these disorders in sick patients exhibiting signs of illness as well as screening apparently healthy patients at risk for disease to detect disease before significant illness occurs. Multiple assays must be performed to reach a definitive diagnosis. The ability to run all the necessary tests at the point-of- care does not currently exist and tests must often be sent to a reference lab.

We have five initial assays under development, comprising two panels – one each to detect thyroid and adrenal disease. We have completed verification for canine and feline TSH, canine and feline tT4, canine fT4 and canine cortisol assays, and validation efforts are underway for all of these assays. Results of the verifications have been encouraging.

The combined dynamic range of the canine and feline TRUFORMA® TSH assay is 0.008-10.0 ng/mL compared to the Siemens IMMULITE® Canine TSH assay dynamic range of 0.03-12 ng/mL. This assay will enable quantification of samples with low levels of TSH, which is necessary to discriminate normal and hyperthyroid feline samples. Verification data comparing the canine TRUFORMA® TSH assay to the Siemens IMMULITE Canine TSH assay showed high correlation (R=0.99). A feline-optimized TSH assay is not commercially available.

The combined dynamic range of the canine and feline TRUFORMA® tT4 assay is 0.45-30.0 µg/dL compared to the Siemens IMMULITE tT4 assay dynamic range of 0.5-15 µg/dL. Verification data comparing the canine and feline TRUFORMA tT4 assay to the Siemens IMMULITE Canine tT4 reference lab assay showed high correlation (R=0.94).

The dynamic range of the canine TRUFORMA® fT4 assay is 7.4-77.2 pmol/L compared to the Siemens IMMULITE Veterinary Free T4 assay dynamic range of 3.9-77.2 pmol/L. Verification data comparing the canine TRUFORMA® fT4 assay to the Siemens IMMULITE Veterinary Free T4 reference lab assay showed high correlation (R=0.92). We believe that this will be the first fT4 assay available at the point-of-care.

The dynamic range of the canine TRUFORMA® cortisol assay is 0.35-24.0 µg/dL compared to the Siemens IMMULITE Cortisol assay dynamic range of 1-50 µg/dL. Verification data comparing the canine TRUFORMA® cortisol assay to the Siemens IMMULITE Cortisol reference lab assay showed high correlation (R=0.97).

The feasibility and design phases of the TRUFORMA® ACTH assay have been completed, with verification expected to begin in the near future.

The availability of canine eACTH at point of care has the potential to change the way veterinarians manage the two most common canine adrenal diseases, Cushing’s and Addison’s, by providing accurate results more quickly.

In September 2020 we agreed with Qorvo to develop three new assays, Cobalamin, cPL (canine Pancreatic Lipase), and Folate, to target diagnosis of canine gastrointestinal issues.

Pathogen Detection Program

Following the commercial launch of TRUFORMA®, we expect to continue the development of another point-of-care diagnostic platform, which is based on miniaturized laser-based Raman spectroscopy technology and is designed to detect pathogens in companion animals. We believe this platform may enable the identification of biological and biochemical signatures in complex biological samples and has the potential to achieve reference lab sensitivity/specificity to screen for a wide range of pathogens in companion animal feces, urine, respiratory, and dermatological samples in minutes without the need for extensive sample prep or the use of reagents. The diagnostic platform requires a small fecal sample preparation. Additionally, the platform has automated analysis and does not require specialized staff training. We believe that this diagnostic platform does not require pre-market regulatory approval for use with companion animals in the United States. This platform is being developed together with Seraph Biosciences, Inc., or Seraph.

Veterinarians must use labor intensive, unreliable manual processes to identify fecal parasitic infections at the point-of-care. Consequently, veterinarians frequently send samples out to reference labs to test for and identify parasitic infections, which is relatively expensive and may take several days, delaying diagnosis and treatment. We expect that our diagnostic platform may deliver multiple benefits over existing technology, including speed of results with minimal sample preparation time to achieve real-time analysis of a sample in a disposable cuvette. We believe testing with our platform may result in a reliable identification of fecal and urine infections within minutes. In addition to faster results and treatment, an added benefit to pet owners may be the small sample size requirements, which are expected to reduce the burden of collection by the owner prior to the visit and stress associated with direct collection during the patient visit.

“Liquid Biopsy” Platform

We have performed initial development work on a circulating tumor cell (CTC) “liquid biopsy” platform for use in a reference lab setting as a canine cancer diagnostic. This platform is intended for use to detect canine cancers faster, more affordably and less invasively compared to existing methods, which can be expensive and cost prohibitive for pet owners. We have worked on the development of an assay for use with this platform that targets hard-to-diagnose canine cancers, such as hemangiosarcoma and osteosarcoma. This platform is being developed together with Celsee, Inc., a Bio-Rad Laboratories company, or Celsee.

In early 2020, we successfully completed the development and manufacturing milestones for our liquid biopsy platform.

Consistent with our focus on the development of point-of-care diagnostic platforms, we intend to seek one or more partners for the further development and commercialization of the liquid biopsy platform.

Therapeutics

We had commenced previous work on developing certain drug products for use in canines and felines. Given our current focus on diagnostic devices, we presently do not intend to continue any development work in relation to these drug products. However, we have maintained our rights in relation to these products and may re-evaluate our position in the future.

License Agreements

In November 2018, we entered into a development and supply agreement with Qorvo focused on bringing Qorvo’s piezo-electric BAW sensor to the veterinary health sector. Under the terms of this agreement, we have exclusive, global rights to develop and market Qorvo's investigational point-of-care diagnostic platform for veterinary use during the term. Under the agreement, Qorvo and we will collaborate on the development of veterinary diagnostic assays. The joint development work initially targeted five assay cartridge candidates to detect thyroid and adrenal disorders in dogs and cats, and in 2020 we agreed with Qorvo to expand the assays to include a canine gastrointestinal panel with three assays. Qorvo is responsible for the development of the assay cartridges and the instrument. We have agreed to pay for the associated non-recurring engineering costs of up to $500,000 per initial assay cartridge and the instrument and are responsible for the validation of the assay cartridges and the instrument. Qorvo will supply us, on an exclusive basis, with the instruments and the related assay cartridges to be developed under the agreement pursuant to a rolling forecast, subject to specified minimum purchase requirements, at prices specified in the agreement. We will be responsible for the marketing and sale of the disposable assay cartridges and instruments. The agreement, which is exclusive worldwide in the practice of veterinary medicine for the health and wellbeing of any non-human animal, has an initial term of ten years (subject to early termination and extension in certain circumstances).

We paid Qorvo $1.0 million and issued to Qorvo unregistered common shares having a value of $4.4 million, consisting of an aggregate of 2,565,789 common shares with an ascribed price of $1.52 per share. We paid an additional $5 million of milestone payments in the first quarter of 2019. In the second and third quarters of 2020, we paid our final two milestone payments to Qorvo of $3 million and $2 million, respectively. In connection with the agreement, we entered into a registration rights agreement providing Qorvo with certain registration rights with respect to the common shares to be issued by us under the agreement.

In May 2018, we entered into a development, commercialization and exclusive distribution agreement with Seraph, a human biomedical device company. Under the terms of this agreement we have exclusive global veterinary industry rights, except for (i) food safety or animal product or byproduct applications and (ii) animal import/export control applications, to develop and market a novel pathogen detection system in the form of a point-of-care diagnostic instrument. The agreement covers development and validation of our fecal/urine pathogen detection assays. We are responsible for development and validation, and their associated costs. Seraph will supply us, on an exclusive basis, with the hardware platform, associated software and the consumables to be developed under the agreement, pursuant to a rolling forecast, at prices specified in the agreement. We will be responsible for the marketing and sale of the hardware platform, associated software and the consumables. The agreement has a term of seven years (subject to adjustment in certain circumstances) and automatically renews for additional one-year terms thereafter unless one of the parties elects to terminate the agreement.

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

We paid Celsee up-front fees of $500,000 and issued to Celsee unregistered common shares having a value of $230,131, consisting of an aggregate of 112,314 common shares at an ascribed price of $2.2259 per share. We issued Celsee an additional 657,894 unregistered common shares having a value of $1 million at an ascribed price of $1.52. upon the achievement of specified milestones, namely, completion of product development and upon completion of manufacturing milestones. All milestone payments to Celsee were satisfied as of December 31, 2019.

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

Research and Development

We engage in development work on our diagnostic platforms in conjunction with our strategic partners. We also have engaged in research and development activities relating to our drug product candidates. We use various contract research organizations, or CROs, to assist in performing our research and development activities. In connection with these activities, we have incurred and will continue to incur significant research and development expenses. Our research and development expenses were $8,043,891 for the year ended December 31, 2020 and $10,345,291for the year ended December 31, 2019.

Sales and Marketing

We believe our strategy of partnering with a distributor and marketing directly to veterinarians is consistent with the current practice of veterinarians, who perform some of their own diagnostic tests and send other diagnostic samples to reference labs for analysis. This will enable us to expand our commercial reach to a majority of all veterinarians in our chosen markets. We believe that we can compete effectively by utilizing a combination of distributors and our own direct sales force.

Additionally, we are continuing to conduct comprehensive market research across the United States with private, corporate and institutional clinics, along with key opinion leaders and academia, to obtain feedback on our product development efforts and to build relationships with key market influencers.

We are in the process of building our sales organization to include distributors, distributor support representatives, direct sales representatives, and professional service veterinarians. We have a distribution agreement with Miller Veterinary Supply for the distribution of TRUFORMA®. Under the terms of the distribution agreement, Miller will be representing us in states ranging from Texas to Maine, concentrated in the eastern and mid-eastern portion of the United States. They will be supported by several Zomedica sales employees in the field assigned to work with the Miller sales representatives to enhance the level of customer service provided relating to TRUFORMA®. Zomedica currently is recruiting these support representatives as part of its commercialization preparation.

Manufacturing

We have no internal manufacturing capabilities for our proposed and future products.

Under our license and supply agreements, Qorvo, Seraph and Celsee are responsible for the manufacture and supply of the equipment and consumables to us. These strategic partners have primary responsibility for assuring that all products will be manufactured in accordance with applicable laws and meet all agreed upon specifications.

Intellectual Property

For existing relationships, we intend to rely primarily upon a combination of in-licensed exclusive rights, proprietary know-how, and confidentiality agreements to protect our diagnostic assays, product formulations, processes, methods and other technologies and to preserve any trade secrets, and to operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. We currently do not own any issued patents, although we have filed patent applications (described below) and intend to apply for patent protection where feasible

Our diagnostic technologies are dependent on intellectual property developed by our strategic partners and licensed to us. We do not own the intellectual property rights that underlie these technology licenses. Our rights to use the technology we license are subject to the negotiation of, continuation of, and compliance with the terms of our licenses. In certain instances, we have continuing sale rights after the termination of the applicable license agreement.

We have filed five U.S. patent applications, and three PCT applications for U.S. and international protection of our diagnostic tests.

We depend upon the skills, knowledge and experience of our management personnel, as well as that of our other employees, advisors, consultants and contractors, none of which are patentable. To help protect our know-how, and any inventions for which patents may be difficult to obtain or enforce, we require all of our employees, consultants, advisors and other contractors to enter into customary confidentiality and assignment of inventions agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of their ideas, developments, discoveries and inventions important to our business.

Competition

Our potential competitors include large veterinary diagnostics companies, small businesses focused on animal health, reference laboratory services provided by academic institutions, and in-clinic product providers. These competitors include Idexx Laboratories, Inc., Antech Diagnostics, a unit of VCA Inc., Abaxis, Inc., a wholly-owned subsidiary of Zoetis Inc., Heska Corporation and Zoetis Inc.

Many of our competitors and potential competitors have substantially more financial, technical, and human resources than we do. Many also have far more experience in the development, manufacture, regulation and worldwide commercialization of animal diagnostics and medical devices. We also expect to compete with academic institutions, governmental agencies and private organizations that are conducting research in the fields of animal diagnostics and animal medical devices. If such competing products are successfully commercialized before our products, or if our intellectual property protection fails to provide us with exclusive marketing rights for some of our products, we may be unable to compete effectively in the markets in which we participate.

Government Regulation

Diagnostic Product Candidates

Our future diagnostic product candidates may be subject to regulatory review by the USDA-CVB and/or post-marketing oversight by the USDA-CVB or FDA-CVM. Generally speaking, full diagnostic kits aimed at the detection of an infectious disease in animals, including the materials required for testing along with instructions for use and interpretation of results, used at the point-of-care, including in-office diagnostic tests, may be subject to pre-market regulatory review and approval by the USDA-CVB. The USDA-CVB’s review process for diagnostics is subject to some variability based on the type of diagnostic kit being reviewed, however, the USDA-CVB will generally review the results of specific tests that are required to be conducted in accordance with the USDA-CVB’s testing criteria. These include diagnostic sensitivity/specificity studies, conducted using a large number of samples of U.S. origin, reproducibility/repeatability/suitability studies used to evaluate test kits under field conditions in participating laboratories, ruggedness studies in which manufacturers measure the ruggedness or robustness of the diagnostic test kits based on the capacity of the assay to remain unaffected by small variations in or deviations from the instructions for use (for example, not allowing the samples to reach the designated temperature), and stability studies. Diagnostic products and testing kits that do not claim to detect or diagnose an infectious disease and that are not designed for use at the point-of-care are generally subject only to post-marketing oversight by the FDA-CVM or the USDA-CVB. While the sale of these products does not require premarket approval by the FDA-CVM and does not subject us to the FDA-CVM’s Current Good Manufacturing Practice (“cGMP”) requirements, these products must not be adulterated, mislabeled or misbranded under the Federal Food, Drug and Cosmetic Act, or the FDC Act, and are subject to post-marketing review.

Employees

As of December 31, 2020, we had 19 employees. Of our employees, four are engaged in research and development activities, seven are engaged in business development, sales and marketing activities, and eight are engaged in corporate and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Properties

Our corporate headquarters and research and development laboratory are located in Ann Arbor, Michigan where we lease and occupy approximately 16,226 feet pursuant to a lease that expires January 31, 2025. In February 2020 we entered into an amended lease agreement whereby our original lease for approximately 26,540 square feet of space was bought out and a new lease was issued for 16,226 square feet of office space. In February 2021 we began negotiations for a new lease.

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

Corporate Information

Zomedica Corp. was originally incorporated as Wise Oakwood Ventures Inc. on January 7, 2013 under the Business Corporations Act (Alberta). On October 28, 2013, we completed our initial public offering in Canada and became classified as a Capital Pool Company, as defined under the rules of the TSX Venture Exchange, or TSX-V. On April 21, 2016, we changed our name to Zomedica Pharmaceuticals Corp. and consolidated our common shares on a one-for-two and one-half (2½) basis. ZoMedica Pharmaceuticals Inc., or ZoMedica Inc., was incorporated on May 14, 2015 under the Canada Business Corporations Act. On April 21, 2016, we completed a qualifying transaction, or the Qualifying Transaction, under TSX-V Policy 2.4 - Capital Pool Companies, consisting of a three-cornered amalgamation among our company, ZoMedica Inc. and our wholly-owned subsidiary. Under the Qualifying Transaction, ZoMedica Inc. and our subsidiary were amalgamated to form Zomedica Pharmaceuticals Ltd., or Zomedica Ltd. As consideration for the amalgamation, shareholders of ZoMedica Inc. became the owners of 97.6% (non-diluted) of our common shares, and Zomedica Ltd. became our wholly-owned subsidiary. Subsequent to the Qualifying Transaction, Zomedica Ltd. was vertically amalgamated into our company. We entered into the Qualifying Transaction in order to accomplish the following:

•	Enable our shareholders to own shares in a company that was publicly traded on the TSX-V;

•	Expand our shareholder base to include the public shareholders of Wise Oakwood; and

•	Obtain access to the cash resources raised by Wise Oakwood in its initial public offering.

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

On October 2, 2020, we changed our name to Zomedica Corp.

On January 19, 2021, we changed the name of our U.S. subsidiary to Zomedica Inc.

Our principal executive offices are located at 100 Phoenix Drive, Suite 125, Ann Arbor, MI 48108, and our telephone number is (734) 369-2555. Our website address is www.zomedica.com. The information contained in, or accessible through, our website is not part of the registration statement of which this prospectus forms a part.

Item 1A.	Risk Factors.

RISK FACTORS

Summary of Risk Factors

•	We have a limited operating history, are not profitable and may never become profitable.

•	The Novel Coronavirus Disease 2019 pandemic has materially and adversely affected the development and commercialization of our TRUFORMA® platform.

•	We are substantially dependent on the success of our TRUFORMA® platform and cannot be certain that it will be successfully commercialized.

•	We face unproven markets for our products.

•	Our dependence on suppliers could limit our ability to develop and commercialize certain products.

•	The commercial potential of our products is difficult to predict. The market for any product, or for companion animal diagnostics and medical devices overall, is uncertain and may be smaller than we anticipate, which could significantly and negatively impact our revenue, results of operations and financial condition.

•	Our proposed and future products will face significant competition and may be unable to compete effectively.

•	Under the terms of our partnership arrangements, we are required to make significant milestone and other payments to our strategic partners. The timing of any such payments is uncertain and could adversely affect our cash flows and results of operations. If we are not able to make such payments when due, our business could be materially and adversely affected.

•	We will rely on third parties to conduct certain portions of our development activities. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our product candidates.

•	We will rely on third-party manufacturers to produce our products. If we experience problems with any of these suppliers, the manufacturing of our product candidates or products could be delayed.

•	If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop any of our existing or future product candidates, conduct our in-licensing and development efforts and commercialize any of our existing or future products.

•	Various government regulations could limit or delay our ability to develop and commercialize our products or otherwise negatively impact our business.

•	Our ability to obtain intellectual property protection for our products is limited.

•	Our diagnostic technologies depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from marketing our diagnostic product candidates.

•	We will be obligated to pay a significant portion of our net sales to the holders of our Series 1 Preferred Shares. This payment obligation will materially and adversely affect our liquidity and capital resources, may adversely impact our ability to raise additional capital, and could adversely affect the trading price of our common shares.

•	We expect that the price of our common shares will fluctuate substantially.

•	We are an “emerging growth company,” as defined under the JOBS Act and if we take advantage of reduced disclosure requirements applicable to “emerging growth companies,” our common shares could be less attractive to investors.

•	We have incurred significant costs as a result of operating as a U.S. and Canadian public company, and our management will continue to devote substantial time to new compliance initiatives.

Risks Related to our Business

We have a limited operating history, are not profitable and may never become profitable.

We have not generated any revenue to date, and we expect to continue to incur significant research and development costs and other expenses. Our net loss and comprehensive loss for the years ended December 31, 2020 and December 31, 2019 was approximately $16.9 million and $19.8 million. Our accumulated deficit as of December 31, 2020 was approximately $68.9 million. As of December 31, 2020, we had total shareholders' equity of approximately $66.1 million. We expect to continue to incur losses for the foreseeable future, as we continue our product development and commercialization activities. Even if we succeed in developing and broadly commercializing one or more of our product candidates, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or cease operations.

We may need to raise additional capital to achieve our goals.

We do not have any products available for sale at this time. Although we believe that we do not require pre-market approval from the U.S. Food and Drug Administration’s Center for Veterinary Medicine, or the FDA-CVM, or the United States Department of Agriculture Animal and Health Inspection Service’s Center for Veterinary Biologics, or USDA-CVB, to market and sell TRUFORMA® , our Raman spectroscopy-based point-of-care diagnostic platform, nor our circulating tumor cell, or CTC, diagnostic assay that we are developing, the COVID-19 pandemic has impacted our expected timing for the development and commercialization of our TRUFORMA® platform and the five initial assays.

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

Our future capital requirements depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of researching and developing our existing or future diagnostics and medical device products;

•	the extent to which any of our future diagnostic assays or medical devices may be subject to USDA-CVB pre-market regulation;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our existing or future diagnostics or medical device products;

•	the number and characteristics of the diagnostics and/or medical device products we pursue;

•	the cost of contract manufacturers to manufacture our existing and future diagnostic and medical device products and any additional products we seek to commercialize;

•	the cost of commercialization activities, including marketing, sales and distribution costs;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements; and

•	the scope and terms of our business plans from time to time, and our ability to realize upon our business plans; and

•	the costs involved in preparing and filing patent applications, maintaining any successfully obtained patents and protecting and enforcing any such patents.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate one or more of our product development programs or any future commercialization efforts.

The “Novel Coronavirus Disease 2019” (“COVID-19”) pandemic has materially and adversely affected the development and commercialization of our TRUFORMA® platform.

The COVID-19 pandemic materially and adversely affected the development and commercialization of our TRUFORMA® platform and the initial five assays. In response to the pandemic, our development partner had reduced the number of employees working in its facilities for a period of time which has delayed the completion of the verification of the five initial TRUFORMA® assays and the manufacturing of commercial quantities of the TRUFORMA® platform and the related assays. Veterinary hospitals and clinics that had agreed to participate in the validation of our initial TRUFORMA® assays either shut down for a period of time or limited their operations to those involving only life-threatening conditions, which we have mitigated to a certain extent with our recent ability to successfully complete remote installations. Potential customers have at times restricted access to their facilities which has affected and may continue to affect our ability to perform on-site demonstrations and other marketing activities. The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the spread and severity of COVID-19, and the effectiveness of governmental actions in response to the pandemic.

The COVID-19 outbreak has disrupted our development partners and the COVID-19 pandemic, and any future outbreak of a health epidemic or other adverse public health developments could materially and adversely affect our business and operating results.

The COVID-19 outbreak disrupted our development partners and the COVID-19 pandemic, and any future outbreak of a health epidemic or other adverse public health developments could materially and adversely affect our business and operating results. For example, our development partner for our TRUFORMA® platform and the related assays had reduced the number of employees working in its facility which significantly impacted our expected timing for the completion of the development and the commencement of the commercialization of our TRUFORMA® platform and the related assays. If our suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. As noted above, there is continuing uncertainty relating to the potential effect of COVID-19 on our business. Infections may become more widespread and should that cause supply disruptions it would have a negative impact on our business, financial condition and operating results. In addition, a significant health epidemic could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect the market for our products, which could have a material adverse effect on our business, operating results and financial condition.

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

Our U.S. businesses have generated consolidated net operating loss carryforwards (“U.S. NOLs”) for U.S. federal and state income tax purposes of $19,595,073 as of December 31, 2020. These U.S. NOLs can be available to reduce income taxes that might otherwise be incurred on future U.S. taxable income. The utilization of these U.S. NOLs would have a positive effect on our cash flow. However, there can be no assurance that we will generate the taxable income in the future necessary to utilize these U.S. NOLs and realize the positive cash flow benefit. A portion of our U.S. NOLs have expiration dates. There can be no assurance that, if and when we generate taxable income in the future from operations or the sale of assets or businesses, we will generate such taxable income before such portion of our U.S. NOLs expire. Under the Tax Cuts and Jobs Act (the “TCJA”), federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), federal NOL carryforwards arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. Due to our cumulative losses through December 31, 2020 we do not anticipate that such provision of the CARES Act will be relevant to us. The deductibility of federal NOLs may be limited. It is uncertain if and to what extent various states will conform to TCJA or the CARES Act.

We have generated net operating loss carryforwards for Canadian income tax purposes, but our ability to use these net operating losses may be limited by our inability to generate future taxable income in Canada.

Our Canadian businesses have generated net operating loss carryforwards (“Canadian NOLs”) for Canadian federal and provincial income tax purposes. These Canadian NOLs can be available to reduce Canadian income taxes that might otherwise be incurred on future Canadian taxable income. However, there can be no assurance that we will generate the taxable income in the future necessary to utilize these Canadian NOLs. Our Canadian NOLs have expiration dates. There can be no assurance that, if and when we generate Canadian taxable income in the future, we will generate such taxable income before our Canadian NOLs expire.

We have generated U.S. NOLs, but our ability to reserve and use these U.S. NOLs may be limited or impaired by future ownership changes.

Our ability to utilize the U.S. NOLs after an “ownership change” is subject to the rules of the United States Internal Revenue Code of 1986, as amended (the “Code”) Section 382. An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, five (5%) percent or more of the value of our shares or are otherwise treated as five (5%) percent shareholders under Code Section 382 and the Treasury Regulations promulgated thereunder increase their aggregate percentage ownership of the value of our shares by more than 50 percentage points over the lowest percentage of the value of the shares owned by these shareholders over a three-year rolling period. An ownership change could also be triggered by other activities, including the sale of our shares that are owned by our five (5%) shareholders. In the event of an ownership change, Section 382 would impose an annual limitation on the amount of taxable income we may offset with U.S. NOLs. This annual limitation is generally equal to the product of the value of our shares on the date of the ownership change multiplied by the long-term tax-exempt rate in effect on the date of the ownership change. The long-term tax-exempt rate is published monthly by the IRS. Any unused Section 382 annual limitation may be carried over to later years until the applicable expiration date for the respective U.S. NOLs (if any). In the event an ownership change as defined under Section 382 were to occur, our ability to utilize our U.S. NOLs would become substantially limited. The consequence of this limitation would be the potential loss of a significant future cash flow benefit because we would no longer be able to substantially offset future taxable income with U.S. NOLs. There can be no assurance that such ownership change will not occur in the future.

We have generated Canadian NOLs, but our ability to reserve and use these Canadian NOLs may be limited or impaired by future ownership changes.

Our ability to utilize the Canadian NOLs after a “loss restriction event” is subject to the rules of the Income Tax Act (Canada). A loss restriction event will occur if, among other things, there is change of control (which would generally occur if a person or group of related persons acquired more than 50% of our voting shares). If we experience a “loss restriction event”: (i) we will be deemed to have a year-end for Canadian tax purposes and (ii) we will be deemed to realize any unrealized capital losses and our ability to utilize and carry forward Canadian NOLs will be restricted.

We are substantially dependent on the success of our TRUFORMA® platform and cannot be certain that it will be successfully commercialized.

We are focused primarily on the development of our TRUFORMA® diagnostic platform and the related assays. Accordingly, our near-term prospects, including our ability to generate material product revenue, or enter into potential strategic transactions, will depend heavily on the successful development and commercialization of this product and the related assays, which in turn will depend on a number of factors, including the following:

•	the successful completion of clinical validation and verification of our TRUFORMA® diagnostic platform and the related assays, which may take significantly longer than we anticipate and will depend, in part, upon the satisfactory performance of our strategic partner and third-party contractors;

•	the ability of our strategic partner to manufacture supplies of our TRUFORMA® diagnostic instrument and the related assays and to develop, validate and maintain viable commercial manufacturing processes that are compliant with Good Manufacturing Practices, or GMP, to the extent applicable;

•	our ability to successfully market our TRUFORMA® diagnostic platform and the related assays, whether alone or in partnership with others;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of TRUFORMA® diagnostic platform and the related assays compared to alternative and competing products;

•	the acceptance of our TRUFORMA® diagnostic platform and the related assays by veterinarians, pet owners and the animal health community;

•	our ability to achieve and maintain compliance with all regulatory requirements applicable to our business; and

•	our ability to obtain and enforce intellectual property rights, and avoid or prevail in any third-party patent interference, patent infringement claims or administrative patent proceedings initiated by third parties or the United States Patent and Trademark Office (“USPTO”).

Many of these factors are beyond our control. Accordingly, we cannot assure you that we will be successful in developing or commercializing our TRUFORMA® diagnostic platform and the related assays or any of our future products. If we are unsuccessful or are significantly delayed in developing and commercializing our products, our business and prospects will be materially adversely affected, and you may lose all or a portion of your investment.

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

Our dependence on suppliers could limit our ability to develop and commercialize certain products.

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

Many of our competitors and potential competitors have substantially more financial, technical and human resources than we do. Many also have far more experience than we have in the development, manufacture, regulation and worldwide commercialization of animal health diagnostics and medical devices. We also expect to compete with academic institutions, governmental agencies and private organizations that are conducting research in the fields of animal diagnostics and medical devices. If such competing products are commercialized prior to our products, or if our intellectual property protection fails to provide us with exclusive marketing rights for our products, we may be unable to compete effectively in the markets in which we participate. Contractual agreements between clinics and from competitors may limit practices’ ability to use other tests and technologies due to predetermined minimums in those agreements.

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

In May 2018, we entered into a development, commercialization and exclusive distribution agreement with Seraph Biosciences, Inc., or Seraph. Under this agreement, we are responsible for development and validation, and their associated costs. Seraph is entitled to additional payments for development costs. Seraph will be entitled to receive up to an additional $7,000,000, payable 50 percent in cash and 50 percent in additional unregistered common shares, upon the achievement of a series of staged, specified milestones, including completion of laboratory studies and field studies, production and commercial shipment of products. In addition, we have agreed to pay Seraph license fees based on a percentage of gross profit from commercial sales of ZM-020. At December 31, 2020, all milestone payments under our agreement with Seraph remain unpaid.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We are highly dependent upon our senior management, particularly Robert Cohen, our Chief Executive Officer, Ann Marie Cotter, our Chief Financial Officer, Stephanie Morley, DVM, our President and Chief Medical Officer, and Bruk Herbst, our Chief Commercial Officer. The loss of services of any of these individuals could delay or prevent the successful development of our existing or future product pipeline, completion of our planned development efforts or the commercialization of our product candidates. Although we have entered employment agreements with Mr. Cohen, Dr. Morley and Mr. Herbst for one-year terms (automatically extending for one-year terms thereafter) there can be no assurance that any of Mr. Cohen, Dr. Morley or Mr. Herbst will extend their terms of service.

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

To finance future acquisitions, we may choose to issue our common shares as consideration, which would dilute your ownership interest in us. Alternatively, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders.

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

If the FDA-CVM or USDA-CVB approves any of our existing or future diagnostic product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include post-marketing information and reports, establishment registration, and product listing, as well as continued compliance with GMP, Good Laboratory Practices (“GLP”) and Good Clinical Practices (“GCP”) for any studies that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We are obligated to make annual payments to the holders of our Series 1 Preferred Shares in an amount equal to nine percent of the net sales (as defined in the Series 1 Preferred Shares), if any, of our company and our affiliates (the “Net Sales Returns ”) until such time as the holders have received total Net Sales Returns equal to nine times the aggregate stated value of the outstanding Series 1 Preferred Shares. Such payments will materially and adversely affect our liquidity and capital resources which could result in a shortage of capital necessary to fund our operations or to take advantage of business opportunities as they arise. Our obligation to make these payments may make it more difficult for us to raise additional capital on terms acceptable to us, or at all. This payment obligation also may adversely affect investor perceptions of our company which could adversely affect the trading price of our common shares.

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

Risks Related to Our Common Shares

The trading price of our common shares has recently increased significantly to a level that we do not believe is consistent with any recent change in our financial condition or results of operations. If the trading price of our common shares decreases rapidly, investors purchasing our common shares in this offering could lose a significant portion of their investment.

The trading price of our common shares has recently increased significantly. On December 31, 2020, the last reported sale price of our common shares on the NYSE American was $0.231 per share. We believe that the sharp increase in the trading price of our common shares is the result of a number of factors outside our control, including social media posts that have drawn attention to our company and increased trading in our common shares by retail investors. These social media posts were not sponsored or endorsed by us. There has been no recent change in our financial condition or results of operations that is consistent with the increase in the trading price of our common shares. The recent increase in the trading price of our common shares may not be sustained. In the event of a rapid decrease in the trading price of our common shares, investors purchasing our common shares in this offering could some a significant portion of their investment.

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

You should consider an investment in our common shares risky and invest only if you can withstand a significant loss and wide fluctuations in the market value of your investment. The price of our common shares that will prevail in the market after the sale of our common shares by a selling shareholder may be higher or lower than the price you have paid. Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common shares. These risks include those described or referred to in this “Risk Factors” section and elsewhere in this report as well as, among other things:

•	any delays in, or suspension or failure of, our existing and future studies;

•	announcements of regulatory approval or disapproval of any of our existing or future product candidates or of regulatory actions affecting us or our industry;

•	delays in the commercialization of our existing or future product candidates;

•	manufacturing and supply issues related to our development programs and commercialization of our existing or future product candidates;

•	quarterly variations in our results of operations or those of our competitors;

•	changes in our earnings estimates or recommendations by securities analysts or adverse publicity about us or our product candidates;

•	announcements by us or our competitors of new product candidates, significant contracts, commercial relationships, acquisitions or capital commitments;

•	announcements relating to future development or license agreements including termination of such agreements;

•	adverse developments with respect to our intellectual property rights or those of our principal collaborators;

•	commencement of litigation involving us or our competitors;

•	any major changes in our board of directors or management;

•	new legislation in the United States and abroad relating to the prescription, sale, distribution or pricing of pet pharmaceuticals or diagnostic products;

•	product liability claims, other litigation or public concern about the safety of our product candidates or future products;

•	market conditions in the animal health industry, in general, or in the pet therapeutics sector, in particular, including performance of our competitors; and

•	general economic conditions in the United States and abroad.

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

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended for complying with new or revised accounting standards. An “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to “opt out” of such extended transition period, however, and, as a result, we are required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Our Articles of Amalgamation (as amended) authorize us to issue an unlimited number of common shares and preferred shares without shareholder approval and we may issue additional equity securities, or engage in other transactions that could dilute your ownership interest, which may adversely affect the market price of our common shares

Our Articles of Amalgamation (as amended) authorize our Board of Directors, subject to the provisions of the Business Corporations Act (Alberta), or ABCA to issue an unlimited number of common shares and preferred shares without shareholder approval. Our Board of Directors may determine from time to time to raise additional capital by issuing common shares, preferred shares or other equity securities. We are not restricted from issuing additional securities, including securities that are convertible into or exchangeable for, or that represent the right to receive, common shares or preferred shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be affected. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Holders of our common shares are not entitled to pre-emptive rights or other protections against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, the then-current holders of our common shares. Additionally, if we raise additional capital by making offerings of debt or preference shares, upon our liquidation, holders of our debt securities and preferred shares, and lenders with respect to other borrowings, may receive distributions of our available assets before the holders of our common shares.

We have incurred significant costs as a result of operating as a U.S. and Canadian public company, and our management will continue to devote substantial time to new compliance initiatives.

As a U.S. and Canadian publicly traded company, we have incurred significant legal, accounting and other expenses and will incur additional expenses related to U.S. compliance after we are no longer an “emerging growth company” as defined under the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, as well as under the Sarbanes-Oxley Act, the JOBS Act, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and applicable Canadian securities regulatory authorities have created uncertainty for U.S. and Canadian public companies and increased our costs and time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities.

The Company’s attempt in December 2020 to obtain shareholder approval for a domestication to the State of Delaware was unsuccessful. As a result, the Company will have to continue to comply with legal requirements applicable to a publicly traded company in both Canada and the U.S., resulting in additional legal and financial compliance costs and a diversion of management time and attention from revenue generating activities.

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

As a Canadian public company, we are permitted to evaluate our internal control over financial reporting in a manner that meets the standards of U.S. public companies required by Section 404 of the Sarbanes-Oxley Act, or Section 404. We were required to meet these standards in the course of preparing our financial statements as of and for the year ended December 31, 2020, and our management has reported on the effectiveness of our internal control over financial reporting for such year. Additionally, under the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company”, and the Canadian requirements permit this relaxation of the strict requirements of Section 404. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

As of February 26, 2021, we had 947,248,207 common shares outstanding. Substantially all of our outstanding common shares have been registered for resale or other disposition by the holders thereof or are otherwise freely tradable by the holders thereof.

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

Our common shares are currently listed on the NYSE American. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE American’s listing requirements; if an issuer’s common stock sells at what the NYSE American considers a “low selling price” (generally trading below $0.20 per share for an extended period of time); or if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. Although the trading price of our common shares on the date of this report exceeded $0.20 per share, during the fiscal year ended December 31, 2020, the trading price of our common shares was well below $0.20 for a significant period of time.  We received a deficiency letter from the NYSE American indicating that we were not in compliance with the listing requirements, because our common shares had been selling for a low price per share for a substantial period time. Such deficiency was resolved in January 2021.

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

We may in future implement the reduction in the stated capital account applicable to our common shares that has been approved by shareholders, and if we do, there may be an adverse effect on holders of common shares or the Company in connection with certain transactions, unless we are able to add back some or all of the stated capital reduction to the stated capital account at that time.

At the Company’s annual and special meeting of shareholders held on September 25, 2020, the shareholders approved a special resolution under the ABCA authorizing the reduction of the stated capital account applicable to the common shares to US $1.00 in the aggregate without payment to the shareholders. The special resolution provided that the reduction would be effective upon the date determined by any director or officer of the Company. As of the date hereof, the reduction has yet to be implemented. However, it could be implemented in the future, and if it is implemented, the reduction is expected to apply to the entire stated capital account applicable to the common shares at that time, including stated capital referenceable to common shares issued after the date of the meeting where the special resolution was approved. As disclosed in the proxy circular prepared in connection with the annual and special meeting, the stated capital reduction is not expected to result in any immediate Canadian tax consequences to shareholders, and should not constitute a taxable event to shareholders under United States tax requirements. However, the reduction in stated capital could have future Canadian federal income tax consequences to shareholders or the Company, in connection with certain transactions, including a repurchase of the common shares by the Company or certain reorganization transactions. The Company currently intends that, if the stated capital reduction is implemented, the amount of the reduction will be added back to the stated capital account (or the portion thereof that is permitted to be added back under Canadian federal income tax legislation will be so added) in the future in accordance with procedures contained in the ABCA. Such add back would be intended to be effected prior to implementation of any transaction where the previous reduction of stated capital could have an adverse impact on shareholders or the Company. However, there can be no assurance that the Company will be able to effect the add back, or that the amount added back will avoid any adverse tax consequences to shareholders or the Company.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our corporate headquarters and research and development laboratory are located in Ann Arbor, Michigan where we lease and occupy approximately 16,226 feet pursuant to a lease that expires January 31, 2025. In February 2020 we entered into an amended lease agreement whereby our original lease for approximately 26,540 square feet of space was bought out and a new lease was issued for 16,226 square feet of office space. In February 2021 we entered into a second amended lease agreement whereby the previously amended agreement for 16,226 square feet of office space was amended and a new lease was issued for 13,732 square feet of office space.

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

Common Stock Information

As of February 26, 2021, there were 947,298,207 common shares outstanding held of record by approximately 200 holders.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2020. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and forward-looking information under applicable Canadian securities law requirements (collectively, “forward-looking statements”) which are intended to be covered by the safe harbors created thereby. See “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Part I – Item 1A Risk Factors” section and elsewhere in this Annual Report on Form 10-K, as well as, in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

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

Our strategic focus is on the final development and commercialization of our TRUFORMA® diagnostic biosensor platform and the first five assays for the detection of adrenal and thyroid disorders in cats and dogs. The TRUFORMA® platform uses Bulk Acoustic Wave (BAW) technology to provide a non-optical and fluorescence free detection system for use at the point-of-care. We believe that BAW technology will enable precise and repeatable test results at the point-of-care during a typical veterinary appointment. We believe that the TRUFORMA® diagnostic platform does not require pre-market regulatory approval for use with companion animals in the United States. We intend to launch our TRUFORMA® platform and our first three assays on or about March 30, 2021.

Following the commercial launch of TRUFORMA®, we expect to continue the development of another point-of-care diagnostic platform, which is based on miniaturized laser-based Raman spectroscopy technology and is designed to detect pathogens in companion animals. We believe this platform will enable the identification of biological and biochemical signatures in complex biological samples and has the potential to achieve reference lab sensitivity/specificity to screen for a wide range of pathogens in companion animal feces, urine, respiratory, and dermatological samples in minutes without the need for extensive sample prep or the use of reagents. The diagnostic platform requires a small fecal sample preparation. Additionally, the platform has automated analysis and does not require specialized staff training. We believe that this diagnostic platform does not require pre-market regulatory approval for use with companion animals in the United States.

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

Through the year ended December 31, 2020, we were a development-stage company with no commercialized products, and we did not generate any revenue from product sales. We have incurred significant net losses since our inception. We incurred net losses of approximately $16.9 million and $19.8 million for the years ended December 31, 2020 and December 31, 2019 respectively. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities, and general and administrative costs associated with our operations. As of December 31, 2020, we had an accumulated deficit of approximately $69.0 million and cash and cash equivalents of approximately $62.0 million.

For the foreseeable future, we expect to continue to incur losses, which will increase from historical levels as we commence the commercialization of our TRUFORMA® platform, expand our product development activities, and expand our sales and marketing activities.

For further information on the regulatory, business and product pipeline, please see the “Business” section of this Annual Report on Form 10-K. For further information on the risk factors, please see the “Risk Factors” section of this Annual Report on Form 10-K.

Revenue

Through the year ended December 31, 2020, we were a development-stage company with no commercialized products, and we did not generate any revenue from product sales. We intend to launch our TRUFORMA® platform and our first three assays on or about March 30, 2021.

Operating Expenses

The majority of our operating expenses to date have been for the general and administrative activities related to general business activities, capital market activities and stock-based compensation, and research and development activities related to our lead product candidates. With the commercial launch of our TRUFORMA® platform, we expect to incur cost of goods sold expenses.

Research and Development Expense

All costs of research and development are expensed in the period in which they are incurred. Research and development costs primarily consist of salaries and related expenses for personnel, fees paid to consultants, outside service providers, professional services, travel costs and materials used in clinical trials and research and development.

General and Administrative Expense

General and administrative expense consists primarily of personnel costs, including salaries, related benefits and stock-based compensation for employees, consultants and directors. General and administrative expenses also include rent and other facilities costs and other general business services.

Professional Fees

Professional fees include attorney’s fees, accounting and tax fees and consulting fees incurred in connection with product investigation and analysis, regulatory analysis, government relations, audit, securities offerings, investor relations, and general corporate and intellectual property advice.

Income Taxes

As of December 31, 2020, we had net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $19.6 million and non-capital loss carryforwards for Canada of approximately $27.8 million, which will begin to expire in fiscal year 2035. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. We concluded that, due to the uncertainty of realizing any tax benefits as of December 31, 2020, a valuation allowance was necessary to fully offset our deferred tax assets.

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

Areas where significant judgment is involved in making estimates are the determination of fair value of stock-based compensation; the useful lives of property and equipment, allocation of proceeds from financings to shares and warrants fair value of warrants and placement agent warrants.

Research and Development Costs

Research and development expenses comprise costs incurred in performing research and development activities, including salaries and benefits, safety and efficacy studies, contract manufacturing costs, contract research costs, patent procurement costs, materials and supplies and occupancy costs. Research and development activities include internal and external activities associated with research and development studies of current product candidates and advancing product candidates towards commercialization.

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

Results of Operations

Year ended December 31, 2020 compared to year ended December 31, 2019

Our results of operations for the year ended December 31, 2020 and December 31, 2019 are as follows:

	Year ended	Year ended
	December 31, 2020	December 31, 2019	Change
	$	$	$	%
Expenses
Research and development	8,043,891	10,345,291	(2,301,400)	-22%
General and administrative	6,011,985	6,985,334	(973,349)	-14%
Professional fees	2,179,082	1,666,089	512,993	31%
Amortization - intangible	181,658	509,381	(327,723)	-64%
Amortization - right-of-use asset	42,448	1,082	41,366	3823%
Depreciation	305,914	277,150	28,764	10%
Loss from operations	16,764,978	19,784,327	(3,019,349)	-15%
Interest Income	(32,859)	-	(32,859)	N/A
Interest Expense	732	18,338	(17,606)	-96%
Loss on disposal of property and equipment	121,034	1,308	119,726	9153%
Loss on right-of-use asset	59,097	-	59,097	N/A
Gain on settlement of liabilities	-	(19,737)	19,737	-100%
Other income (expense)	(8,601)	-	(8,601)	N/A
Foreign exchange gain	7,403	(182)	7,585	-4168%
Loss before income taxes	16,911,784	19,784,054	(2,872,270)	-15%

Income tax expense	-	-	-	N/A

Net loss and comprehensive loss	16,911,784	19,784,054	(2,872,270)	-15%

Revenue

We did not generate any revenue during the years ended December 31, 2020 and December 31, 2019.

Research and Development

Research and development expense for the year ended December 31, 2020 was approximately $8.0 million, compared to approximately $10.3 million for the year ended December 31, 2019, a decrease of approximately $2.3 million or 22%. The decrease primarily was due to a reduction in general research and development activity as we focused on TRUFORMA® activities, and is more specifically related to lower milestone expenses, contracted expenditures, salaries, bonus and benefits, supplies, and consulting fees as compared to the 2019 year.

General and Administrative

General and administrative expense for the year ended December 31, 2020 was approximately $6.0 million, compared to approximately $7.0 million for the year ended December 31, 2019, a decrease of approximately $1.0 million or 15%. The decrease was due to a decrease in salaries, bonus and benefits of approximately $1.3 million primarily resulting from a reduction in stock compensation expense of approximately $0.9 million compared to the 2019 year, along with a general reduction in salaries for marketing and other administrative personnel of approximately $0.4 million. Other decreases include a reduction of travel and accommodation expense of approximately $0.4 million and marketing and investor relations expense of approximately $0.2 million. These decreases were partially offset by increases in regulatory fees of approximately $0.3 million, rent expense of approximately $0.3 million, related to the reclassification of right-of-use asset expense from amortization to rent, office expense of approximately $0.2 million associated with the expensing of office furniture in the first quarter of 2020 and insurance expense of approximately $0.1 million. Due to stock option grants on December 31, 2020 we anticipate an increase in expenses related to salaries, bonus and benefits in future periods.

Professional Fees

Professional fees for the year ended December 31, 2020 were approximately $2.2 million, compared to approximately $1.7 million for the year ended December 31, 2019, an increase of approximately $0.5 million or 30%. The increase primarily was due to increased expenses in costs associated with our two shareholder meetings held in 2020 as well as our 2020 offering activity as described below.

Net Loss

Our net loss for the year ended December 31, 2020 was approximately $16.9 million, or $0.05 per share, compared with a net loss of approximately $19.8 million, or $0.19 per share, for the year ended December 31, 2019, a decrease of approximately $2.9 million or 15%. The net loss in each period was attributed to the matters described above. We expect to continue to record net losses in future periods until such time as we have sufficient revenue from product sales to offset our operating expenses.

Cash Flows

Year ended December 31, 2020 compared to year ended December 31, 2019

The following table shows a summary of our cash flows for the periods set forth below:

	Year ended	Year ended
	December 31, 2020	December 31, 2019	Change
	$	$	$	%
Cash flows used in operting activites	(16,239,363)	(15,634,064)	(605,299)	4%
Cash flows provided by financing activities	76,714,761	14,891,317	61,823,444	415%
Cash flows provided (used) in investing activities	1,005,719	(686,932)	1,692,651	-246%
Increase (Decrease) in cash	61,481,117	(1,429,679)	62,910,796	-4400%

Cash and cash equivalents, beginning of year	510,586	1,940,265	(1,429,679)	-74%
Cash and cash equivalents, end of year	61,991,703	510,586	61,481,117	12041%

Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was approximately $16.2 million, compared to approximately $15.6 million for the year ended December 31, 2020, an increase of approximately $0.6 million or 4%. The increase primarily resulted from an increased use of operating cash including decreasing accounts payable by approximately $0.9 million and increasing deposits and prepaid expenses for inventory, insurance, and property tax paid by $0.8 million, partially offset by a lower net loss in 2020 and an increase in non-cash expenses including stock based compensation of approximately $1.7 million, depreciation and amortization of approximately $0.5 million and loss on asset disposition of approximately $0.1 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was approximately $76.7 million, compared to net cash provided by financing activities of approximately $14.9 million for the year ended December 31, 2019, an increase of approximately $61.8 million or 415%. The increase in cash from financing activities resulted from approximately $56.5 million in proceeds from two equity offerings of common shares and warrants, net of financing costs of approximately $5.1 million, approximately $24.8 million in proceeds from the exercise of warrants, and approximately $0.5 million in Paycheck Protection Program (“PPP”) loans.

Investing Activities

Net cash from investing activities for the year ended December 31, 2020 was approximately $1.0 million, compared to net cash used of approximately $0.7 million for the year ended December 31, 2019, an increase of approximately $1.7 million, or 246%. The increase in net cash from investing activities during the current year 2020 related primarily to approximately $1.0 million of cash received in connection with the cancellation and buyout of our office lease compared to the prior period in which approximately $0.7 million was used in association with our digital data platform, the construction of marketing assets, and the capitalization of integration costs associated with the implementation of an ERP system.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated any revenue since our inception in May 2015. As of December 31, 2020, we had an accumulated deficit of approximately $69.0 million. We have funded our working capital requirements primarily through the sale of our common shares and the exercise of stock options and warrants. At December 31, 2020, we had cash and cash equivalents of approximately $62.0 million.

At December 31, 2020, the Company had cash and cash equivalents of approximately $62.0 million, prepaid expenses and deposits of approximately $1.7 million, and tax credits receivable of approximately $0.1 million. Current assets amounted to approximately $62.9 million with current liabilities of approximately $2.0 million, resulting in a working capital (defined as current assets minus current liabilities) of approximately $60.9 million.

Subsequent to December 31, 2020, warrants to purchase an aggregate of 200,248,821 common shares were exercised, resulting in cash proceeds of approximately $32.0 million. We also completed an underwritten public offering of 105,013,158 common shares, resulting in net cash proceeds of approximately $185.4 million. After giving effect to these transactions, as of February 26, 2021, we had cash of approximately $277.5 million and 947,298,207 common shares issued and outstanding.

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

In December 2018, we entered into an at-the-market equity offering sales agreement with Cantor Fitzgerald & Co. under which we may sell pursuant to the universal shelf registration statement common shares in the United States only, from time to time, for up to $50.0 million and was amended on March 25, 2019 to $10.0 million in aggregate sales proceeds in "at the market" transactions. No sales of common shares were made under the sales agreement in the second and third quarters, and the program was inactive at December 31, 2020.

On October 17, 2017 we entered into a five-year $5,000,000 unsecured working capital facility with Equidebt LLC, one of our shareholders (the “Equidebt Facility”). Amounts borrowed under the Equidebt Facility bear interest at a rate of 14% per annum payable at maturity. All amounts borrowed under the Equidebt Facility become due and payable on October 17, 2022. We can make two borrowings per month under the Equidebt Facility, each of which must be for a minimum of $250,000. No amounts were outstanding under the Equidebt Facility at December 31, 2020.

We believe that our existing cash resources will be sufficient to fund our expected working capital needs through December 2023. If we raise additional funds by issuing equity securities, our existing security holders will likely experience dilution, and the incurring of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict operations. In the event that we are unable to obtain sufficient capital to meet our working capital requirements, we may be required to change or curtail current or planned operations in order to conserve cash until such time, if ever, that sufficient proceeds from operations are generated. In such an event, we may not be able to take advantage of business opportunities and may have to terminate or delay safety and efficacy studies, curtail our product development programs, or sell or assign rights to our product candidates, products and technologies.

Our future capital requirements depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of researching and developing our current or future product candidates;

•	the number and characteristics of the product candidates we pursue;

•	the cost of manufacturing our current and future product candidates and any products we successfully commercialize;

•	the cost of commercialization activities if any of our current or future product candidates are approved for sale, including marketing, sales, service, customer support and distribution costs;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the scope and terms of our business plans from time to time, and our ability to realize upon our business plans; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

Off Balance Sheet Arrangements

Since inception, we have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities or variable interest entities.

Outstanding Share Data

The only class of outstanding voting equity securities of the Company are the common shares. As of February 26, 2021:

•	there are 947,298,207 common shares issued and outstanding;

•	there are stock options outstanding under our Stock Option Plan to acquire an aggregate of 35,620,500 common shares;

•	and there were common share purchase warrants (collectively, the “February Warrants”) originally outstanding to acquire an aggregate of 21,875,001 common shares, which February Warrants were issued in connection with an offering completed by the Company on February 14, 2020 (which has been described in a Form 8-K dated February 12, 2020). Of these February Warrants, 20,833,334 are Series A Warrants exercisable for a cash price of $0.20 per share, and 1,041,667 are Series A Placement Agent Warrants exercisable for a cash price of $0.15 per share. There are currently 197,917 February Warrants outstanding to acquire 197,917 shares.

•	there were common share purchase warrants (collectively, the “April Warrants”) originally outstanding to acquire an aggregate of 18,333,334 common shares, which April Warrants were issued in connection with an offering completed by the Company on April 9, 2020 (which has been described in a Form 8-K dated April 7, 2020). Of these April Warrants, 16,666,667 are Series B Warrants, 1,666,667 are Series B Placement Agent Warrants, and all are exercisable for a cash price of $0.15 per share. There are currently 366,585 April Warrants outstanding to acquire an aggregate of 366,585 common shares.

•	there were common share purchase warrants (collectively, the “May Warrants”) originally outstanding to acquire an aggregate of 145,503,333 common shares, which May Warrants were issued in connection with an offering completed by the Company on May 29, 2020 (which has been described in a registration statement on Form S-1 (File No. 333-238322) filed on May 26, 2020). Of these May Warrants, 133,333,333 are Series C Warrants, all exercisable for a cash price of $0.15 per share, and 12,170,000 are Pre-funded Warrants, all of which have now been exercised. There are currently 276,500 May Warrants outstanding to acquire an aggregate of 276,500 common shares

•	there were common share purchase warrants (collectively, the “July Warrants”) originally outstanding to acquire an aggregate of 212,500,000 common shares, which July Warrants were issued in connection with an offering completed by the Company on July 7, 2020 (which has been described in a Form 8-K dated July 6, 2020). Of these July Warrants, 187,500,000 are Series D Warrants, all exercisable for a cash price of $0.16 per share, and 25,000,000 are Pre-funded Warrants, all of which have now been exercised. There are currently 931,000 July Warrants outstanding to acquire an aggregate of 931,000 common shares.

•	All of the currently outstanding warrants also have a “cashless exercise” feature which is applicable in certain circumstances. The cashless exercise feature could result in the potential issuance of common shares based upon the “in-the-money” value of the applicable warrants at the time of exercise of the applicable warrants. The number of the common shares that may be issued is not determinable. However, the number of common shares that are issuable is based upon a formula contained in the applicable warrants, which determines the number of common shares issuable by dividing the “in-the-money” value (based upon the then current market price, as provided in the applicable warrants) by the then current market price, and multiplying this result by the number of common shares that are issuable under the applicable warrants pursuant to cash exercise.

Item 8.	Financial Statements and Supplementary Data.

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

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness, and which do not have a material effect on our overall internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

MANAGEMENT

Executive Officers and Directors

The following table sets forth the name, age, position and tenure of each of our directors and executive officers as of December 31, 2020:

Name	Age	Position
Robert Cohen(4)	63	Chief Executive Officer and Director
Stephanie Morley	45	President and Chief Medical Officer
Ann Cotter	50	Chief Financial Officer and Corporate Secretary
Bruk Herbst	51	Chief Commercial Officer
Rodney Williams (1)(2)(3)	59	Director
Jeffrey Rowe (1)(2)(3)	65	Chairman
Johnny D. Powers (1)(2)(3)	59	Director
Chris MacLeod (1)(2)(3)	51	Director
Christopher Wolfenberg	47	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Mr. Cohen served as Interim Chief Executive Officer until he was named Chief Executive Officer on January 1, 2021

Management

Robert Cohen has been our Chief Executive Officer since January 1, 2021 and served as our Interim Chief Executive Officer from June 2020 until his appointment as Chief Executive Officer. Mr. Cohen was appointed to the Board of Directors in August 2020. From April 2017 to May 2019, he was President and Chief Executive Officer of EmboMedics, Inc., an early stage medical device company. From November 2009 to February 2017 he was a founder and President and Chief Executive Officer of Miromatrix Medical Inc., an early stage biotechnology company. Mr. Cohen also served as President and Chief Executive Officer of Travanti Pharma Inc., Advanced Circulatory Systems Inc., and GCI Medical. In addition, he served in senior management positions at St. Jude Medical, Inc, Sulzermedica, and Pfizer Inc. Mr. Cohen has a Bachelor of Arts degree from Bates College and has a J.D. degree from the University of Maine School of Law.

Stephanie Morley, DVM has been our President since September 2019 and Chief Medical Officer since effective August 2020. From October 2015 until September 2019, she served as our Chief Operating Officer and Vice President of Product Development. Prior thereto, from July 2015 until October 2015, Dr. Morley was a consultant for us providing strategic and tactical support. From December 2013 to August 2015 Dr. Morley served as Associate Director of Business Development with the University of Michigan Medical School. From April 2006 to August 2013 Dr. Morley held several positions of increasing responsibility with MPI Research, a contract research organization, including Vice President of Operations. Dr. Morley is a trained veterinarian, having earned her DVM degree from Michigan State University. After earning her DVM degree, Dr. Morley was a practicing veterinarian with Oakwood Animal Hospital in Kalamazoo, MI and Adobe Animal Medical Center in Albuquerque, NM where she assumed dual roles of both clinical practitioner and operations management.

Ann Cotter, CPA has been our Chief Financial Officer and Corporate Secretary since October 2020. From August 2020 until October 2020, she served as our Interim Chief Financial Officer and Corporate Secretary. From August 2018 to August 14, 2020, she served as our Vice President, Finance, where she has taken a lead role in the internal accounting operations, as well as budgeting and forecasting responsibilities for the Company. She has held various consulting, controllership and CFO roles for both private and publicly held companies. Additionally, Ann has served clients in multiple industries having public accounting experience in both audit and tax services. She holds a Master of Taxation from Capital University Law School and a Bachelor of Arts in Economics and Spanish from Capital University. She is a Certified Public Accountant, licensed in Ohio since 1996.

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

Non-Management Directors

Jeffrey Rowe has been Chairman of the Board and Chairman of our compensation committee (the "Compensation Committee") since December 2019 and has served as a Director and the Chairman of our Audit Committee (the “Audit Committee”) Audit Committee since April 2016. Until his retirement in October 2015, Mr. Rowe served as Executive Vice President and a Director of Diplomat Pharmacy, Inc., the largest independent specialty pharmacy company in the U.S. During his tenure with Diplomat, the company grew from a single location with less than $5 million in revenue, to sixteen locations and $3 billion in sales, and became publicly traded on the New York Stock Exchange. Prior to his career with Diplomat, Mr. Rowe owned two successful community pharmacies in Genesee County, Michigan. He holds a Bachelor of Pharmacy degree from Ferris State University. We selected Mr. Rowe to serve on our Board of Directors due to his financial expertise and his extensive experience in pharmaceutical operations, the specialty pharmacy industry and fundamental business strategies involving accreditation, contracting, cybersecurity and regulation, combined with an expertise in compounding and integrative medicine.

Rodney Williams, MBA has served as a director and the Chair of our corporate governance committee (now called the nominating and corporate governance committee (the "Nominating and Corporate Governance Committee")) since April 2016. He is currently employed as President and CEO for PaceMate as of April 27, 2019. Previously, Mr. Williams served as an independent director on the board for PaceMate as well as Corporate Global Vice President Portfolio and Services for publicly-traded Align Technologies (ALGN). Mr. Williams was an entrepreneur-in-residence with PTV Healthcare Capital, a private equity investment firm and he has been with PTV since October 2015. Prior to PTV, he was President and CEO of Heart Rhythm Society Consulting Services from January 2013 through August 2015. From January 2008 through January 2013, Mr. Williams served as Senior Vice President of Global Product Planning and Marketing at St. Jude Medical Inc. Mr. Williams also served in commercial leadership roles in sales and marketing at GE Healthcare, Johnson and Johnson, and Bausch & Lomb. Mr. Williams earned both his MBA and Bachelor of Science degrees from the University of Southern California and attended the General Management Executive Leadership Program at The Wharton School of Business. We selected Mr. Williams to serve on our Board of Directors due to his experience with both large and small-cap medical technology and related health care companies and his global commercialization expertise.

Johnny D. Powers has been a director since August 2019. Dr. Powers has over 30 years of experience in the medical diagnostics industry, including over seven years of experience in veterinary healthcare as a senior executive at IDEXX Laboratories. Dr. Powers was Executive Vice President of IDEXX from 2012 until 2016, overseeing multiple business units, including IDEXX Reference Labs, Telemedicine Services, Rapid Assay Point-of-Care Products, Bioresearch and Worldwide Operations. He joined IDEXX as Corporate Vice President in February 2009, where he led IDEXX Reference Labs to a global leadership position. Dr. Powers holds a bachelor's degree in chemistry from Wake Forest University, an M.S. in chemical engineering from Clemson University, an M.B.A. from the Duke University Fuqua School of Business and a Ph.D. in biochemical engineering from North Carolina State University. Dr. Powers has an extensive and proven track record of product innovation, commercial execution and operational excellence in the medical diagnostics industry. He has led the development and commercialization of hundreds of innovative diagnostic platforms, products and services in early-stage businesses as well as global, multi-billion-dollar companies. We selected Mr. Powers to serve on our Board of Directors due to his background and experience in the veterinary healthcare field and his proven capabilities in commercial operations.

Chris MacLeod has been a director since July 2020. Mr. MacLeod is an attorney whose practice is focused on complex business litigation. Since January 2010, Mr. MacLeod has been a founding partner of Cambridge LLP, a Canadian law firm. Mr. MacLeod holds a bachelor’s degree in political science and religious studies from the University of Regina and an LLB from the University of Saskatchewan. We selected Mr. MacLeod to serve on our Board of Directors due to his experience in representing companies in international matters.

Christopher Wolfenberg has been a director since August 2020. Chris Wolfenberg is a partner with Fasken Martineau DuMoulin LLP. He has practiced business law for almost 20 years and has acted as a director and officer of public, private and not for profit corporations. Mr. Wolfenberg holds an LL.M. from Cornell Law School, an LL.B. from Queen’s University and a Bachelor of Social Sciences from the University of Ottawa. He has been awarded recognition for his career in law and his community service. We selected Mr. Wolfenberg to serve on our Board of Directors due to his legal background and his experience in representing public companies.

Board Composition

At our 2020 annual shareholders’ meeting, six directors were elected. Our bylaws provide that our directors will hold office until the close of the first annual meeting of shareholders following his or her election. Our Board of Directors is responsible for the business and affairs of our company and considers various matters that require its approval.

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

Under the Business Corporations Act (Alberta), (“ABCA”), at least 25% of our directors must be “resident Canadians” as defined in the ABCA. At present, Messrs MacLeod and Wolfenberg meet this requirement.

Director Independence

Our Board of Directors has determined that all of our directors, other than Messrs. Cohen and Wolfenberg are “independent,” as defined under the NYSE American. For purposes of the NYSE American rules, an independent director means a person other than an executive officer or employee of our company or any other individual having a relationship which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, subject to certain additional limitations.  Such directors are also deemed to be “independent” under applicable Canadian securities laws.

Code of Ethics

Our Board of Directors has adopted the Code of Ethics, which applies to all officers, directors and employees. Our Code of Ethics is available on our website at www.zomedica.com, as well as our SECAR profile at www.SEAR.com.Information contained in, or accessible through, our website does not constitute part of this Form 10-K. We intend to disclose any amendments to our Code of Ethics, or waivers of its requirements, on our website or in our filings under the Exchange Act.

Board Committees

Our Board of Directors has three standing committees: The Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. All of our committee members are “independent,” as defined under the NYSE American rules and for purposes of Canadian securities laws. Dr. Powers’ consulting agreement to serve as a Strategic Advisor terminated in April of 2020, and he acquired “independent” status at that time.

Each of our committee charters is available on our website at www.zomedica.com.

Audit Committee

Our Audit Committee is currently comprised of four members, Mr. Rowe (Chairman), Mr. Williams, Mr. MacLeod and Dr. Powers. Each member of our Audit Committee is a non-employee member of our Board of Directors. We have designated Mr. Rowe as our “Audit Committee financial expert,” as defined under Item 407 of Regulation S-K. All of the members of our Audit Committee are “independent” members of our Board of Directors, as required by the NYSE American rules and Canadian securities laws.

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

Each member of the Audit Committee has experience reviewing financial statements and dealing with related accounting and auditing issues and is “financially literate” within the meaning of applicable securities laws.

The Audit Committee has the sole authority to pre-approve all audit and permitted non-audit services provided by the independent auditor.

Compensation Committee

Our Compensation Committee is currently comprised of four members, Mr. Rowe (Chairman), Mr. Williams, Mr. MacLeod and Dr. Powers. All of the members of our compensation committee are “independent”, as defined under the NYSE American rules and for purposes of Canadian securities laws.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is currently comprised of four members, Mr. Williams (Chairman), Mr. Macleod, Mr. Rowe and Dr. Powers. All of the members of our nominating and corporate governance committee are “independent” as defined under the NYSE American rules and for the purposes of Canadian securities laws..

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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have determined that it is in our best interests and the best interests of our shareholders to separate these roles at this time. Mr. Cohen currently serves as our Chief Executive Officer and Mr. Rowe serves as Chairman of our Board of Directors.

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

EXECUTIVE AND DIRECTOR COMPENSATION

The following table shows the compensation for each of the years ended December 31, 2020 and December 31, 2019 awarded to or earned by our principal executive officer and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2020. The persons listed in the following table are referred to herein as the “named executive officers.”

Name and Principal Position		Salary	Bonus	Option	All Other	Total
				Awards(5)	Compensation(6)
		($)	($)	($)	($)	($)
Robert Cohen (1)
Chief Executive Officer	2020	184,979	81,500	1,357,727	14,236	1,638,442

Shameze Rampertab (2)
Former Interim Chief Executive Officer, Former Chief Financial Officer, Former Corporate Secretary and Former Director	2019	226,261	31,289	367,555	8,013	633,118
	2020	156,053		23,153	(22,970)	156,236
Stephanie Morley (3)
President and Chief Medical Officer	2019	207,292	30,000	448,212	26,082	711,586
	2020	225,000	30,000	55,796	27,703	338,499
Bruk Herbst(4)
Chief Commercial Officer	2019	150,000	30,000	117,153	53,553	350,706
	2020	150,000	15,000	44,419	43,966	253,385

__________________

(1) Mr. Cohen entered into an employment agreement in June 2020 pursuant to which he is entitled to receive an annual salary of $341,500. He also received 2,000,000 stock options valued at $279,944. On December 31, 2020, Mr. Cohen received 12,000,000 shares, 6,000,000 of which were vested and stock options valued at $1,077,783.

(2) Pursuant to Mr. Rampertab’s amended employment agreement in November 2016, he was entitled to receive an annual salary of $225,563. He also received a monthly car allowance of $602. On December 2, 2019, Mr. Rampertab was named as Interim Chief Executive Officer, in June 2020 he ceased to be Interim Chief Executive Officer and on August 14, 2020, Mr. Rampertab resigned as Chief Financial Officer. In 2019 Mr. Rampertab received a stock option grant of 950,000 shares valued at $370,984. In 2020 he received a stock option grant of 900,000 shares, 225,000 of which were vested and were valued at $23,153.

(3) Dr. Morley entered into an amended employment agreement on September 16, 2019 which increased her salary from $200,000 to $225,000 per annum. There was no change to the monthly car and tax preparation allowance of $2,000. In 2019 Dr. Morley received two stock option grants of 900,000 valued at $351,458 and 500,000 valued at $100,022. In 2020, Dr. Morley received two stock option grants of 750,000 valued at $47,591 and 300,000, 75,000 vesting immediately, valued at $8,205. On December 31, 2020 Dr. Morley received options of 2,500,000, none of which have vested. Dr. Morley was President and Chief Operations Officer until August 2020.

(4) Pursuant to Mr. Herbst’s employment agreement in July 2017, he is entitled to receive an annual salary of $150,000. He also receives a monthly car allowance of $4,000. In 2019, Mr. Herbst received a stock option grant of 300,000 shares, valued at $117,153. In 2020, Mr. Herbst received a stock option grant of 700,000 shares, 175,000 vesting immediately valued at $44,419. On December 31, 2020 Mr. Herbst received a stock option grant of 3,000,000, none of which have vested.

(5) Represents the aggregate grant date fair value for grants vested made in 2020 and 2019, respectively, computed in accordance with FASB ASC Topic 718. The assumptions we used in valuing options are described in Note 13 to our financial statements included in this Annual Report on Form 10-K.

 (6) All Other Compensation represents monthly allowances and severance amounts, net of vacation accrual.

Employment and Consulting Agreements

Robert Cohen

In connection with Mr. Cohen’s appointment to Chief Executive Officer on January 1, 2021, we entered into an employment agreement pursuant which we have agreed to pay Mr. Cohen a base salary of $417,200 per year. Mr. Cohen will be eligible to receive an annual discretionary bonus of up to $200,000 each fiscal year based on the achievement of certain performance and financial objectives for such fiscal year established by the Board. Pursuant to the employment agreement, Mr. Cohen’s bonus for fiscal year 2021 will be based 50% on achievement of the year-end cash target and 50% on achievement of the year-end revenue target, both as established by the Board for all potential bonus recipients. For 2021, the revenue portion will be calculated as follows: (a) below 75% achievement - no bonus for this segment; (b) between 75% and 89.9999% achievement - that percentage applies to the bonus target for this segment; (c) between 90% and 100% achievement - 100% of the bonus target for this segment; (d) between 100% and 125% achievement - that percentage applies to the bonus target for this segment; and, (e) above 125% achievement - 125% of the bonus target for this segment. The cash portion will be calculated as follows: (a) below 100% achievement - no bonus for this segment; and, (b) between 100% and 125% achievement - that percentage applies to the bonus target for this segment. The bonus, if any, will be payable within sixty (60) days following the end of each fiscal year. If Mr. Cohen serves for less than a full fiscal year, other than as a result of a termination for “cause” (as defined in the employment agreement), Mr. Cohen will be eligible to receive a pro rata portion of the bonus, if any, for such fiscal year. Mr. Cohen will also be eligible to participate in the Corporation’s employee benefit plans, including health and 401(k) plans. He will also be entitled to the reimbursement of reasonable business expenses. In the employment agreement, Mr. Cohen has agreed to customary confidentiality, non-competition and intellectual property covenants. The employment agreement has initial term of one year and automatically extends for one-year terms unless either party elects to terminate it. Upon the termination of the employment agreement, unless Mr. Cohen’s employment is terminated for “cause” (as defined in the employment agreement), the Corporation and Mr. Cohen will enter into a transitional consulting agreement for a term not ending sooner than January 1, 2023 and containing such other terms and conditions as the parties may agree.

Stephanie Morley

In connection with her appointment as President in August 2019, Dr. Morley entered into a new employment agreement with us, which has an initial term of three years and automatically extends for one-year terms unless either party elects to terminate it. Under the agreement, Dr Morley will receive an annual base salary of $225,000, subject to annual review and will be entitled to quarterly cash bonuses upon the achievement of certain specified objectives established by the Board. Pursuant to the agreement, Dr. Morley will receive a $2,000 monthly allowance in respect of the following items: (i) vehicle and (ii) tax preparation. Dr. Morley is entitled to four weeks paid vacation time. Pursuant to the agreement, any options granted to Dr. Morley will be subject to accelerated vesting in the event that Dr. Morley’s employment is terminated by us without cause. On December 23, 2020, Dr. Morley’s employment agreement was amended effective January 1, 2021. Among other things, the amendment (i) confirms the change in Dr. Morley’s title to President and Chief Medical Officer, effective as of August 17, 2020, (ii) provides that, in lieu of a quarterly bonus, Dr. Morley will be eligible to receive an annual cash bonus of $60,000 upon the achievement of certain objectives to be established by the Company’s Chief Executive Officer prior to the beginning of each calendar year, and a pro rata portion of that bonus if her employment is subject to a Termination Without Cause (as defined in her agreement) on or after July 1, (iii) removes the obligation of the Company to provide Dr. Morley with an annual grant of options to acquire 500,000 common shares, and (iv) makes certain other conforming changes to reflect the foregoing. Except as described above, the terms of Dr. Morley’s executive employment agreement remain in full force and effect. The agreement also includes customary non-solicitation, confidentiality and assignment of inventions provisions. In the event that Dr. Morley has a “separation from service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the Code, Dr. Morley would have the right to exercise all of her options, and we would be required to pay her a lump sum equal to 12 months of her base salary and any quarterly bonus allocable or payable prior to the date of termination.

Bruk Herbst

In July 2017, we entered into a written employment agreement with Mr. Herbst pursuant to which Mr. Herbst serves as our Chief Commercial Officer. Under the agreement, Mr. Herbst receives an annual base salary of $150,000, subject to annual review and will be entitled to quarterly cash bonuses upon the achievement of certain specified objectives established by the Board. Mr. Herbst also receives a $4,000 monthly allowance in respect of the following items: (i) vehicle and (ii) tax preparation. Mr. Herbst is entitled to three weeks paid vacation time. Pursuant to the agreement, any options granted to Mr. Herbst will be subject to accelerated vesting in the event that Mr. Herbst’s employment is terminated by us without cause. On December 23, 2020, Mr. Herbst’s employment agreement was amended effective January 1, 2021. Among other things, the amendment (i) provides that, in lieu of a quarterly bonus, Mr. Herbst will be eligible to receive an annual cash bonus of $60,000 upon the achievement of certain objectives to be established by the Company’s Chief Executive Officer prior to the beginning of each calendar year, and a pro rata portion of that bonus if his employment is subject to a Termination Without Cause (as defined in his agreement) on or after July 1, and (ii) makes certain other conforming changes to reflect the foregoing. Mr. Herbst’s executive employment agreement was previously amended on November 19, 2020 to increase his base salary to $225,000 and to remove his entitlement to a monthly allowance of $4,000, all effective January 1, 2021. The agreement also includes customary non-solicitation, confidentiality and assignment of inventions provisions. In the event that Mr. Herbst has a “separation from service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the Code, Mr. Herbst would have the right to exercise all of his options, and we would be required to pay him a lump sum equal to 12 months of his base salary and any quarterly bonus allocable or payable prior to the date of termination.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information, on an award-by-award basis, concerning outstanding equity awards for each named executive officer as of December 31, 2020:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Stephanie Morley (1)	900,000	-	-	1.52	1/10/2021	-	-	-	-
Bruk Herbst (3)	300,000	-	-	1.52	1/10/2021	-	-	-	-
Ann Cotter (1)	50,000	-	-	1.52	1/10/2021	-	-	-	-
Stephanie Morley (2)	500,000	-	-	0.43	9/16/2021	-	-	-	-
Bruk Herbst (3)	187,500	-	-	0.19	3/14/2025	-	-	-	-
Ann	175,000	-	-	0.19	3/14/2025	-	-	-	-
Ann Cotter (3)	50,000	-	-	0.19	3/14/2025	-	-	-	-
Robert Cohen (4)	2,000,000		-	0.19	6/16/2025	-	-	-	-
Stephanie Morley (3)	75,000	225,000	-	0.11	9/29/2025	-	-	-	-
Ann Cotter (3)	300,000	225,000	-	0.11	10/2/2025	-	-	-	-
Robert Cohen (5)	12,000,000	6,000,000	-	0.23	12/30/2030	-	-	-	-
Stephanie Morley(6)	2,500,000	2,500,000	-	0.23	12/30/2030	-	-	-	-
Bruk Herbst(6)	3,000,000	3,000,000	-	0.23	12/30/2030	-	-	-	-
Ann Cotter(6)	3,000,000	3,000,000	-	0.23	12/30/2030	-	-	-	-

(1)	Stock options vest immediately upon issue, with an issue date of January 10, 2019, and expire on January 10, 2021.
(2)	Stock options vest immediately upon issue, with an issue date of September 16, 2019 and expire on September 16, 2021.
(3)	Stock options vest 25% immediately upon issue, and 25% each of the next three years and expire on March 14, 2025.
(4)	Stock options expire on June 16, 2025. These options were originally subject to performance vesting but were modified so that they were subject to time vesting in three tranches, with the last vesting date having occurred in December 2020.
(5)	Stock option vest 50% immediately upon issue, and 25% each of the next two years and expire on December 30, 2030.
(6)	Stock option vest 25% annually beginning December 31, 2021 and expire on December 30, 2030.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2020, with respect to all compensation arrangements maintained by us, including individual compensation arrangements, under which shares are authorized for issuance.

Plan Category	Number of Securities to be issued upon outstanding options rights (a)	Weighted-average exercise price outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)
Equity compensation plans approved by shareholders	39,604,515	$0.36	43,475,589
Equity compensation plans not approved by shareholders	Nil	N/A	Nil
Total	39,604,515	$0.36	43,475,589

Stock Option Plans

As of December 31, 2015, Zomedica Corp (formerly, Wise Oakwood Ventures Inc.), had a shareholder-approved option plan, or the WOW Plan, pursuant to which options to purchase 200,000 common shares were outstanding. The terms of the WOW Plan were substantially similar to those of our current Stock Option Plan. In connection with the Qualifying Transaction, these options were consolidated into options to purchase 80,000 common shares of Zomedica Corp. and fully exercised and the WOW Plan was terminated.

In April 2016, concurrent with the completion of the Qualifying Transaction, we adopted a new equity stock option plan, the Stock Option Plan. The Stock Option Plan was approved by our shareholders. The purpose of the Stock Option Plan is to attract and retain employees, consultants, officers and directors to our company and to motivate them to advance the interests of our company by affording them with the opportunity, through share options, to acquire an equity interest in our company and benefit from its growth. The Stock Option Plan was amended and restated twice in 2020, most recently on June 16, 2020.

Administration. The Stock Option Plan is administered by our Board of Directors. Our Board of Directors may grant options to purchase shares of our common shares or such other shares as may substitute therefore in the capital of Zomedica Corp. Our Board of Directors also has authority to determine the terms and conditions of each award, subject to the terms of the Stock Option Plan, prescribe, amend and rescind rules and regulations relating to the Stock Option Plan, and amend the terms of awards (provided that no amendment may materially prejudice the rights of a participant without consent such participant’s consent). Our Board of Directors may delegate authority to a committee of our directors or to an officer. Our board or directors may terminate the Stock Option Plan, provided that consent of participants is required if termination materially prejudices the rights of participants

Eligibility. Persons eligible to receive awards under the Stock Option Plan include any person who is an employee, officer, director or consultant of the Company or a subsidiary thereof, provided that any consultant has performed and/or continues to perform services for our company or its subsidiaries under a written agreement and on an ongoing basis or is expected to provide a service to our company or its subsidiaries.

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

The number of common shares subject to each option shall be determined by our Board of Directors with the following limitations. The number of common shares reserved for issuance to any one individual, consultant, person conducting investor relations or insiders (as a group) (as defined in the Securities Act (Alberta)) in a 12-month period may not exceed 5%, 2%, 2% and 10%, respectively, of the issued and outstanding common shares at the time of the grant.

No option may be exercisable for more than ten years from the date of grant. Options granted under the Stock Option Plan will be exercisable at such time or times as our Board of Directors prescribes at the time of grant, with the Board of Directors having the right to amend or accelerate vesting, subject to applicable regulatory approvals. Options shall only be exercised by the participant as long as the optionee remains or was within the last ninety days an employee, officer, director or consultant, or if an optionee is engaged in investor relations activities within 30 days of being so engaged by our company. If the optionee dies, option shall only be exercised within one year of the optionee's death.

All benefits, rights and options accruing under the Stock Option Plan are non-transferrable and non-assignable, except as provided in the Stock Option Plan. During the lifetime of a participant, any options granted under the Stock Option Plan may only be exercised by the participant and in the event of the death of a participant, by the person or persons to whom the participant's rights under the option pass by the participant's will or applicable law.

Effect of Certain Corporate Transactions. In the event of a sale by our company of all or substantially all of its assets or in the event of a change of control (as defined in the Stock Option Plan) of our company, each participant shall be entitled to exercise, in whole or in part, the options granted to such participant under the Stock Option Plan, either during the term of the option or within ninety days after the date of the sale or change of control, whichever first occurs. However, with respect to performance vesting options that may be granted in the future, our Board of Directors has the discretion to determine whether the accelerated vesting provisions of the Stock Option Plan apply to such options, and may provide in the grant agreement for alternative provisions.

Director Compensation

We have not established a formal compensation policy for our outside directors. Set forth below is information concerning the compensation of directors, other than directors who are our employees, paid during the year ended December 31, 2020:

On March 14, 2020, we granted the following options to our non-employee directors:

•	Mr. Rowe – options to acquire 250,000 common shares;
•	Mr. Williams – options to acquire 200,000 common shares; and
•	Dr. Powers – options to acquire 250,000 common shares;

Mr. Rowe, Mr. Williams and Dr. Powers’ options have an exercise price $0.19 per common share, 25% vested upon grant and 25% vest annually for the next 3 years and expire five years from the date of grant.

On July 9, 2020, we granted Mr. MacLeod an option to acquire 175,000 common shares. This option grant was made in connection with his appointment to the Board. Mr. MacLeod’s options have an exercise price $0.18 per common share, 25% vested upon grant and 25% vest annually for the next 3 years and expire five years from the date of grant.

The table below summarizes the compensation we paid to our non-employee directors in 2020.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Jeff Rowe	-	-	$15,864	$15,864
Rod Williams	-	-	$12,691	$12,691
Johnny D. Powers	$9,548	-	$15,864	$15,864
Chris MacLeod	-	-	$10,316	$10,316

Our consulting agreement with Dr. Powers whereby he acted as Strategic Advisor lapsed on April 30, 2020. During 2020, Mr. Powers was paid consulting fees of $9,548.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth certain information with respect to beneficial ownership of our securities as of February 26, 2021 by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding common shares;
•	each of our executive officers and directors; and
•	all executive officers and directors as a group.

The number of shares beneficially owned by each shareholder is determined in accordance with SEC rules. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Percentage ownership is based on 947,298,207 common shares outstanding on February 26, 2021. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, common shares subject to stock options, warrants or other rights held by such person that are currently convertible or exercisable or will become convertible or exercisable within 60 days of February 26, 2021 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise stated, the address of each 5% or greater beneficial holder is c/o Zomedica Corp., 100 Phoenix Drive, Suite 125, Ann Arbor, Michigan 48108. We believe, based on information provided to us that each of the shareholders listed below has sole voting and investment power with respect to the shares beneficially owned by the shareholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Shares Beneficially Owned	Shares Beneficially Owned %

Jeffrey Rowe(1)	12,365,480	1.4%
Robert Cohen(2)	8,000,000	*
Stephanie Laine Morley(3)	2,414,580	*
Johnny D. Powers(4)	1,750,000	*
Bruk Herbst(5)	415,996	*
Rodney Williams(6)	301,900	*
Ann Marie Cotter(7)	175,000	*
Chris Macleod(8)	43,750	*
Christopher Wolfenberg	0	*

All executive officers and directors as a group (9 persons)	25,466,706	2.7%

*Less than one percent.

(1) Includes 11,120,000 common shares held in the Rowe Family GST Trust, 664,480 common shares held by the Jeffrey M. Rowe U/T/A dated November 5, 2004 (the “Jeffrey M. Rowe Living Trust”) and 181,000 common shares held by Mr. Rowe through his IRA. Mr. Rowe’s sister, Michele Ramo, serves as trustee to the Rowe Family GST Trust with Mr. Rowe’s oversight. Mr. Rowe has disclaimed all beneficial ownership of the common shares held in the Rowe Family GST Trust except to the extent of his pecuniary interest therein. Mr. Rowe serves as trustee to the Jeffrey M. Rowe Living Trust and exclusively makes all investment decisions on behalf of this trust. Mr. Rowe also has options to purchase 125,000 common shares.

(2) Includes options to purchase 8,000,000 common shares

(3) Includes options to purchase 950,000 common shares, 641,685 common shares held by The Dr. Stephanie Morley Revocable Living Trust and 5,000 common shares held by Dr. Morley’s children

(4) Includes options to purchase 1,125,000 common shares.

(5) Includes options to purchase 350,000 common shares and 3,000 common shares held by Mr. Herbst’s children.

(6) Includes 40,000 common shares held by Entrust Group Inc. FBO Rodney James Williams IRA and options to purchase 100,000 common shares

(7) Includes 175,000 options to purchase common shares

(8) Includes 43,750 options to purchase common shares

Equity Compensation Plan Information

The table below sets forth certain information with respect to our equity compensation plans as of February 26, 2021.

Plan Category	Number of securities to be issued upon outstanding options rights (a)	Weighted-average exercise price outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)
Equity compensation plans approved by shareholders	35,620,500	$0.23	59,109,320
Equity compensation plans not approved by shareholders	Nil	N/A	Nil
Total	35,620,500	$0.23	59,109,320

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Wickfield Phoenix LLC Lease Agreement

Wickfield Phoenix LLC is an affiliate of Wickfield Properties, LLC, which is controlled by Bradley J. Hayosh and Jeffrey S. Starman, who had beneficially owned over 5% of the common shares. In February 2021, we began negotiations on a new lease agreement with Wickfield Phoenix, LLC.

Sale of Series 1 Preferred Shares

In May and June of 2019, we issued twelve Series 1 preferred shares to Wickfield Bridge Fund LLC for an aggregate purchase price of $12,000,000. Wickfield Bridge Fund LLC is an affiliate of Jeffrey S. Starman.

Item 14.	Principal Accounting Fees and Services.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2020 and 2019 by MNP LLP, the Company’s independent registered public accounting firm.

	Year Ended December 31,
	2020	2019
Audit Fees	55,860	78,241
Audit Related Fees	84,022	68,207
Tax Fees	23,162	7,469
All Other Fees	27,087	35,692
	$190,131	$189,609

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are included in this Annual Report on Form 10-K

(1)-(2) Financial Statements

Exhibit Number	Description
3.1	Articles of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
3.2	Amended and Restated By-Law No. 1 (2nd Version) of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on August 7, 2020 (File No. 001-38298))
3.3	Certificate of Amendment and Registration of Restated Articles of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
3.4	Certificate of Amalgamation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
3.5	Articles of Amendment to the Articles of Incorporation of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2019 (File No. 001-38298))
3.6	Certificate of Amendment and Registration of Restated Articles of Zomedica Corp. (incorporated by reference to Exhibit 3.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-249401) filed with the Commission on October 9, 2020)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed with the Commission on February 26, 2020 (File No. 001-38298))
4.2	Form of Common Shares Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2020 (File No. 001-38298))
4.3	Form of Placement Agent Warrant issued in connection with February 2020 offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2020 (File No. 001-38298))
4.4	Form of Series B Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2020(File No. 001-38298))
4.5	Form of Placement Agent Warrant issued in connection with April 2020 offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2020 (File No. 001-38298))
4.6	Form of Series C Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-238322) filed with the Commission on May 15, 2020)
4.7	Form of Series D Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2020 (File No. 001-38298))
10.1+	Executive Employment Agreement, dated September 19, 2019, by and between Zomedica Pharmaceuticals Inc. and Stephanie Morley, and the amendment thereto dated December 23, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on December 23, 2020 (File No. 001-38298)
10.2+	Executive Employment Agreement, dated July 1, 2017, by and between Zomedica Pharmaceuticals Inc. and Bruk Herbst, and the amendments thereto dated November 19, 2020 and December 23, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on December 23, 2020 (File No. 001-38298)
10.3	Loan Agreement, dated October 17, 2017, by and between Zomedica Pharmaceuticals Corp. and Equidebt LLC (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.4	Line of Credit Promissory Note, dated October 17, 2017, from Zomedica Pharmaceuticals Corp. in favor of Equidebt LLC (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 filed with the Commission on November 20, 2017 (File No. 333-217409))
10.5+	Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on June 17, 2020 (File No. 001-38298))
10.6#	Development, Commercialization and Exclusive Distribution Agreement, dated May 10, 2018, by and between Seraph Biosciences, Inc. and Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2018 (File No. 001-38298))
10.7^	Amended and Restated Exclusive License and Supply Agreement, dated January 17, 2020, by and between Celsee, Inc. and Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the Commission on February 26, 2020 (File No. 001-38298))
10.8#	Development and Supply Agreement, dated October 17, 2017 with Qorvo Biotechnologies, LLC (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the Commission on February 26, 2019 (File No. 001-38298))
10.9^	Amendment, dated August 14, 2020, to Development and Supply Agreement with Qorvo Biotechnologies, LLC (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-249401) filed with the Commission on October 9, 2020)
10.10	Letter Agreement, dated September 3, 2020, with Qorvo Biotechnologies, LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-249401) filed with the Commission on October 9, 2020)
10.11*	Form of Indemnity
10.12+	Executive Employment Agreement between Zomedica Pharmaceuticals, Inc and Robert Cohen (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on January 5, 2021 (File No. 001-38298)

10.13	Sales Agreement, dated December 7, 2018, by and between Zomedica Pharmaceuticals Corp. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Registrations Statement on Form S-3 filed with the Commission on December 20, 2018 (File No. 333-228926))
10.14	Form of Securities Purchase Agreement, dated February 12, 2020, among the Company and the investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2020 (File No. 001-38298))
10.15	Placement Agency Agreement, dated April 7, 2020, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2020)
10.16	Securities Purchase Agreement, dated April 7, 2020, among the Company and the investors named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2020)
10.17	Form of Securities Purchase Agreement among the Company and certain investors (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-238322) filed with the Commission on May 15, 2020)
10.18	Form of Placement Agency Agreement by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No.333-238322) filed with the Commission on May 22, 2020)
10.19	Placement Agency Agreement, dated July 1, 2020, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2020)
10.20	Form of Securities Purchase Agreement, dated July 1, 2020, among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2020)
21.1*	List of Subsidiaries
23.1**	Consent of MNP LLP
31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	The registrant has received confidential treatment for certain portions of this exhibit.

+	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.
^	Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

Item 16.	Form 10-K Summary.

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

Signature	Title	Date

/s/ Robert Cohen
Robert Cohen	Chief Executive Officer and Director	February 26, 2021
(principal executive officer)
/s/ Ann Marie Cotter
Ann Marie Cotter	Chief Financial Officer, Corporate Secretary	February 26, 2021
(principal financial and accounting officer)

/s/ Chris MacLeod
Chris MacLeod	Director	February 26, 2021

/s/ Rodney Williams
Rodney Williams	Director	February 26, 2021

/s/ Jeffrey Rowe
Jeffrey Rowe	Director	February 26, 2021

/s/ Johnny D. Powers
Johnny D. Powers	Director	February 26, 2021

/s/ Chris Wolfenberg
Chris Wolfenberg	Director	February 26, 2021

Zomedica Corp.

Consolidated financial statements

For the years ended December 31, 2020 and 2019

(Expressed in United States Dollars, except as otherwise noted)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Zomedica Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Zomedica Corp. and its subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the results of its consolidated operations and comprehensive loss and its consolidated cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MNP LLP

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company’s auditor since 2015.

Toronto, Canada

February 26, 2021

Zomedica Corp.

Consolidated balance sheets

As at December 31, 2020 and 2019

(Stated in United States dollars)

		December 31,	December 31,
	Note	2020	2019

Assets

Current assets:
Cash and cash equivalents		$61,991,703	$510,586
Prepaid expenses and deposits	5	727,814	1,228,585
Tax credits receivable		146,207	67,618
		62,865,724	1,806,789

Prepaid expenses and deposits	5	1,000,000	-
Property and equipment	6	583,007	729,142
Right-of-use asset	8	1,318,716	1,103,658
Intangible assets	7	376,587	543,395
		$66,144,034	$4,182,984

Liabilities, mezzanine and shareholders' equity

Current liabilities:
Accounts payable and accrued liabilities		$1,248,628	$2,087,525
Current portion of debt obligation	9	527,360	-
Current portion of lease obligations	8	252,788	-
		2,028,776	2,087,525

Lease obligations		1,087,998	-
		3,116,774	2,087,525

Mezzanine equity:
Series 1 preferred shares, without par value; 20 shares authorized (2019 - 20) 12 series 1 Issued and outstanding (2019 - 12)	10	$11,961,397	$-

Shareholders' equity:
Capital stock
Series 1 preferred shares, without par value; 20 shares authorized (2019 - 20) 12 series 1 Issued and outstanding (2019 - 12)		-	11,961,397
Unlimited common shares without par value; Issued and outstanding 642,036,228 common shares (2019 - 108,038,398)	11	104,783,612	38,566,820
Common stock subscribed		459,600	-
Additional paid-in capital	13	14,792,276	3,625,083
Accumulated deficit		(68,969,625)	(52,057,841)
		51,065,863	2,095,459

		$66,144,034	$4,182,984

Signed on behalf of the Board:

“Jeff Rowe”	“Rod Williams”
Chairman of the Board	Director

The accompanying notes are an integral part of these consolidated financial statements.

Zomedica Corp.

Consolidated statements of operations and comprehensive loss

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

		December 31,	December 31,
	Note	2020	2019

Expenses:
Research and development	18	$8,043,891	$10,345,291
General and administrative	18	6,011,985	6,985,334
Professional fees	18	2,179,082	1,666,089
Amortization - intangible asset	7	181,658	1,082
Amortization - right-of-use asset	8	42,448	509,381
Depreciation	6	305,914	277,150
Loss from operations		16,764,978	19,784,327
Interest income		(32,859)	-
Interest expense		732	18,338
Loss on disposal of property and equipment	6	121,034	1,308
Loss on right-of-use asset		59,097	-
Gain on settlement of liabilities		-	(19,737)
Other income (expense)		(8,601)	-
Foreign exchange gain		7,403	(182)
Loss before income taxes		16,911,784	19,784,054
Income tax expense	14	-	-
Net loss and comprehensive loss		$16,911,784	$19,784,054

Weighted average number of common shares - basic and diluted		364,444,664	106,297,975

Loss per share - basic and diluted		$(0.05)	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

Zomedica Corp.

Consolidated statements of shareholders’ equity

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

		Series 1 preferred stock		Common stock
	Note	Shares	Amount	Shares	Amount	Common stock subscribed	Additional paid-in capital	Accumulated deficit	Total
Balance at December 31, 2018		-	$-	97,598,898	$30,410,648	$4,280,000	$1,240,139	$(32,273,787)	$3,657,000
Stock issuance for services	11	-	-	707,236	792,104	-	-	-	792,104
Stock issuance for financing, net of cost	10,11	12	11,961,397	9,337,529	6,609,920	(4,280,000)	-	-	14,291,317
Stock-based compensation	12	-	-	-	-	-	2,539,092	-	2,539,092
Stock issuance due to exercise of options	11,13	-	-	394,735	754,148	-	(154,148)	-	600,000
Net loss		-	-	-	-	-	-	(19,784,054)	(19,784,054)
Balance at December 31, 2019		12	$11,961,397	108,038,398	$38,566,820	$-	$3,625,083	$(52,057,841)	$2,095,459
Stock, warrants and prefunded warrant issued for financing	11	-	-	337,830,001	32,275,265	-	24,221,018	-	56,496,283
Stock issuance costs	11	-	-	-	(2,979,594)	-	(2,128,022)	-	(5,107,616)
Placement agent warrants	11	-	-	-	(154,767)	-	154,767	-	-
Stock-based compensation	12	-	-	-	-	-	1,656,184	-	1,656,184
Stock issued due to exercise of warrants and prefunded warrants	11,13	-	-	196,167,829	37,075,888	-	(12,736,754)	-	24,339,134
Common stock subscribed		-	-	-	-	459,600	-	-	459,600
Reclassification to mezzanine equity	10	(12)	(11,961,397)	-	-	-	-	-	(11,961,397)
Net loss		-	-	-	-	-	-	(16,911,784)	(16,911,784)
Balance at December 31, 2020		-	$-	642,036,228	$104,783,612	$459,600	$14,792,276	$(68,969,625)	$51,065,863

The accompanying notes are an integral part of these consolidated financial statements.

Zomedica Corp.

Consolidated statements of cash flows

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

		December 31,	December 31,
	Note	2020	2019

Cash flows used in operating activities:
Net loss		$(16,911,784)	$(19,784,054)
Adjustments for
Depreciation	6	305,914	277,150
Amortization - intangible assets	7	181,658	1,082
Amortization - right-of-use asset	8	42,448	509,381
Loss on sale of property and equipment	6	121,034	1,308
Loss on right-of-use assets		59,097	-
Non cash portion of rent expense		22,069	-
Stock issued for services	11	-	792,104
Stock-based compensation	12	1,656,184	2,539,092
Change in non-cash operating working capital
Trade and other receivable		(78,589)	(13,959)
Prepaid expenses		(77,341)	239,953
Deposits		(721,156)	92,873
Accounts payable and accrued liabilities		(838,897)	(288,994)
		(16,239,363)	(15,634,064)

Cash flows from financing activities:
Cash proceeds from issuance of preferred shares	10	-	12,000,000
Cash proceeds from issuance of common shares, warrants and pre-funded warrants	11,13	56,496,283	3,000,000
Cash received from warrant exercises	13	24,339,134	600,000
Cash paid on stock and warrant issuance costs	11,13	(5,107,616)	(708,683)
Cash from common stock subscribed		459,600	-
Cash received from debt obligation	9	527,360	-
		76,714,761	14,891,317

Cash flows from (used) in investing activities:
Cash received from sale of property and equipment	6	20,400	-
Investment in intangibles	7	(1,944)	(531,419)
Investment in property and equipment	6	(14,850)	(155,513)
Cash from lease repurchase	8	1,002,113	-
		1,005,719	(686,932)

Increase (Decrease) in cash and cash equivalents		61,481,117	(1,429,679)

Cash and cash equivalents, beginning of year		510,586	1,940,265

Cash and cash equivalents, end of year		$61,991,703	$510,586

Supplemental cash flow information:

Interest paid		$732	$18,338
Interest (received)		$(32,353)	$-

The accompanying notes are an integral part of these consolidated financial statements.

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

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

Zomedica has one corporate subsidiary, Zomedica Pharmaceuticals, Inc., a Delaware company whose results and operations are included in these consolidated financial statements. The Company is a biopharmaceutical company targeting health and wellness solutions for the companion pet through a ground-breaking approach that focuses on the needs of the veterinarians themselves. Zomedica's head office is located at 100 Phoenix Drive, Suite 180, Ann Arbor, MI 48108 and its registered office is located at 3400, 350-7th Ave SW, Calgary, AB, T2P 3N9. On January 19, 2021, Zomedica Pharmaceuticals, Inc. changed its name to Zomedica Inc.

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

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

3.	Significant accounting policies (continued)

Areas where significant judgment is involved in making estimates are the determination of fair value of stock-based compensation, the useful lives of property and equipment, allocation of proceeds from financings to shares and warrants, and fair value of placement agent warrants.

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

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

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

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

3.	Significant accounting policies (continued)

The dilutive effect of stock options is determined using the treasury stock method. Stock options to purchase common shares of the Company during fiscal 2020 and 2019 were not included in the computation of diluted EPS because the Company has incurred a loss for the year ended December 31, 2020 and 2019 and the effect would be anti-dilutive.

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

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

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

ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in periods, disclosure and transition. At December 31, 2020 and 2019, the Company has not taken any tax positions that would require disclosure under ASC 740.

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

For the years ended December 31, 2020 and 2019

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

Useful lives of property and equipment

The Company reviews the estimated useful lives of property and equipment with definite useful lives at the end of each year and assesses whether the useful lives of certain items should be shortened or extended due to various factors including technology, competition and revised service offerings. During the year ended December 31, 2020 and 2019, the Company was not required to adjust the useful lives of any assets based on the factors described above. Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable.

The impact of the novel strain of coronavirus (“COVID-19”)

The outbreak of the novel strain of coronavirus, specifically identified as “COVID-19”, has resulted in the World Health Organization declaring this virus a global pandemic in March 2020. Governments around the world have enacted emergency measures to combat the spread of the virus. These measures include the implementation of travel bans, self-imposed quarantine periods and social distancing. The closure of businesses has caused material disruption to businesses resulting in an economic slowdown. Governments and central banks have responded with significant monetary and fiscal interventions designed to stabilize the financial markets. A critical estimate for the Company is to assess the impact of the pandemic on the recoverability of long-lived assets as well as the availability of future financing in assessing the going concern assumption.

The COVID-19 pandemic materially and adversely affected the development and commercialization of our TRUFORMA® platform and the initial five assays. In response to the pandemic, our development partner had reduced the number of employees working in its facilities for a period of time which has delayed the completion of the verification of the five initial TRUFORMA® assays and the manufacturing of commercial quantities of the TRUFORMA® platform and the related assays. Veterinary hospitals and clinics that had agreed to participate in the validation of our initial TRUFORMA® assays either shut down for a period of time or limited their operations to those involving only life-threatening conditions, which we have mitigated to a certain extent with our recent ability to successfully complete remote installations. Potential customers have at times restricted access to their facilities which has affected and may continue to affect our ability to perform on-site demonstrations and other marketing activities. The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the spread and severity of COVID-19, and the effectiveness of governmental actions in response to the pandemic.

Accounting for preferred shares

The Company analyzes preferred shares upon issuance for any conditions or clauses that require derivative classification and bifurcation in accordance with U.S GAAP. The Company also considers any change of control clauses within the agreement and whether they are in the control of management and the Company in order to conclude on equity classification or mezzanine equity classification. This analysis requires significant judgement.

Accounting for equity placements

The Company values warrants issued in equity placements using the Black Scholes model in order to allocate the fair value of the proceeds from equity financings using a relative fair value approach. Similar to other stock-based compensation, management uses judgment to determine the inputs to the Black-Scholes option pricing model including the expected life, and underlying share price volatility. Changes in these assumptions will impact the calculation of fair value and the value attributed to the warrants.

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

5.	Prepaid expenses, deposits and deferred financing costs

	December 31,	December 31,
	2020	2019
Deposits (i)	1,455,119	1,033,231
Prepaid marketing (ii)	26,330	19,829
Prepaid insurance (ii)	184,154	110,636
Other (iii)	62,211	64,889
Total	$1,727,814	$1,228,585

(i)	Deposits include payments made to vendors in advance and are primarily associated with, research activity, leasing deposits and costs for additional office space. As of December 31, 2020, and December 31, 2019, the Company classified $1,000,000 and nil as a non-current asset, with the remainder classified as a current asset in the consolidated balance sheet;
(ii)	As of December 31, 2020, and December 31, 2019, all amounts were classified as a current asset in the consolidated balance sheet;
(iii)	Other is comprised of deferred financing costs, subscription payments, utilities, travel costs and software licensing. As of December 31, 2020, and December 31, 2019, the Company classified all amounts as a current asset in the consolidated balance sheet.

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

6.	Property and equipment

	Computer equipment	Furniture and equipment	Laboratory equipment	Leasehold improvements	Total
Cost
Balance at December 31, 2018	$170,002	$181,879	$352,637	$282,975	$987,493
Additions	218,076	3,415	3,350	65,672	290,513
Disposals	(2,210)	-	-	-	(2,210)
Balance at December 31, 2019	385,868	185,294	355,987	348,647	1,275,796
Additions	1,944	-	-	299,268	301,212
Disposals	(23,648)	(64,013)	(121,900)	(76,455)	(286,016)
Balance at December 31, 2020	364,165	121,281	234,087	571,460	1,290,993

Accumulated depreciation
Balance at December 31, 2018	104,918	29,585	99,696	36,206	270,405
Depreciation	88,417	26,617	68,519	93,597	277,150
Disposals	(901)	-	-	-	(901)
Balance at December 31, 2019	192,434	56,202	168,215	129,803	546,654
Depreciation	86,382	18,588	65,668	135,276	305,914
Disposals	(22,370)	(29,279)	(55,702)	(37,231)	(144,582)
Balance at December 31, 2020	256,446	45,511	178,181	227,848	707,986

Net book value as at:
December 31, 2019	$193,434	$129,092	$187,772	$218,844	$729,142
December 31, 2020	$107,719	$75,770	$55,906	$343,612	$583,007

For the years ended December 31, 2020 and 2019, the Company disposed of assets with a net book value of $141,434 and $1,308. The Company received proceeds of $20,400 and nil and recorded a loss of $121,034 and $1,308 in the consolidated statement of loss and comprehensive loss for the years ended December 31, 2020 and 2019.

In February 2020, the Company reclassified $299,268 of prepaid expenses to property and equipment for leasehold improvements that became ready for use in February 2020 but were paid for in 2019.

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

7.	Intangible assets

	Computer software	Trademarks	Website	Warranty	Total intangible assets
Cost
Balance at December 31, 2018	22,882	16,236	-	-	21,379
Additions	-	-	513,680	-	531,419
Balance at December 31, 2019	22,882	16,236	513,680	-	552,798
Additions	-	-	-	14,850	14,850
Balance at December 31, 2020	22,882	16,236	513,680	14,850	567,648

Accumulated amortization
Balance at December 31, 2018	5,143	3,178	-	-	8,321
Amortization	-	1,082	-	-	1,082
Balance at December 31, 2019	5,143	4,260	-	-	9,403
Amortization	5,996	1,095	173,641	926	181,658
Balance at December 31, 2020	11,139	5,355	173,641	926	191,061

Net book value as at:
December 31, 2019	$17,739	$11,976	$513,680	-	$543,395
December 31, 2020	$11,743	$10,881	$340,039	$13,924	$376,587

The estimated future amortization of intangible is as follows:

2021	$184,139
2022	176,832
2023	1,076
2024	1,076
2025	1,076
Total	$364,199

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

8.	Leases

The Company adopted ASC 842 with an initial application date of January 1, 2019. The Company was party to two lease agreements with Wickfield Phoenix LLC, under which it rented office and laboratory space. The rent for both leases was prepaid upon inception, and, therefore, at January 1, 2019, the Company reclassified its prepaid lease balance of $1,613,039 to a right-of-use asset. The Company recorded $42,448 and $509,381 of amortization on the right-of-use asset for the years ended December 31, 2020 and December 31, 2019.

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

On February 1, 2020, the Company recorded a right-of-use asset and a corresponding lease liability in the amount of $1,553,611 using the Company’s incremental borrowing rate of 12%. During the years ended December 31, 2020, and December 31, 2019, the Company recognized $379,041 and nil in rent expense with $83,425 and nil recorded in research and development expenses and $295,616 and nil recorded in general and administrative expense in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2020, and December 31, 2019, the Company also recorded $4,331 and $32,473 in rent expense related to month to month leases with the entirety in general and administrative expense in the consolidated statements of operations and comprehensive loss.

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

8.	Leases (continued)

Right-of-use asset	Premise lease
Cost
Aggregate lease commitments	$2,067,505
Less: impact of present value	(513,894)
Balance at December 31, 2020	1,553,611

Reduction in right-of-use asset
Straight line amortization	379,043
Interest	(144,148)
Balance at December 31, 2020	234,895

Net book value as of:
December 31, 2020	$1,318,716

Lease liabilities	Premise lease

Additions	$1,553,611
Payments	(356,972)
Interest	144,147
Total lease liabilities at December 31, 2020	1,340,786

Current portion of lease liabilities	252,788
Long term portion of lease liabilities	1,087,998
Total lease liabilities at December 31, 2020	$1,340,786

Total remaining undiscounted lease liabilities related to the above lease are as follows:

2021	400,133
2022	412,137
2023	424,501
2024	437,236
2025	36,526
Total	$1,710,533

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

9.	Loan Arrangements

On October 18, 2017, the Company entered into a loan arrangement with a shareholder of the Company, pursuant to which such shareholder has agreed to provide a loan facility to the Company, whereby the Company may borrow up to $5,000,000, with the proceeds to be used for working capital and general corporate purposes. The term of the loan facility is five (5) years, with principal and interest payments being due only at the time of maturity. Under the loan agreement, the Company may borrow in one or more advances, provided however that a minimum amount of $250,000 must be borrowed at any one time and not more than two advances may occur per month. Interest shall accrue at a rate of fourteen percent (14%) per annum, payable upon maturity. As of December 31, 2020, no amounts have been borrowed.

During the year ended December 31, 2020, the Company received $527,360 from the Small Business Administration’s Paycheck Protection Program. The receipt is currently reported in current liabilities. If the loan is required to be repaid it will be granted a two-year term at 1% interest.

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

Due to financings completed during the year ended December 31, 2020, the Company has reclassified the preferred stock from equity into mezzanine equity because a fundamental transaction would not be under the sole control of management and the Company.

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

10.	Preferred stock (continued)

Issued and outstanding preferred stock:

	Number of	Preferred
	preferred stock	stock amount
Balance at December 31, 2018	-	$-
Stock issued from financing	12	$11,961,397
Balance at December 31, 2019	12	$11,961,397
Balance at December 31, 2020	12	$11,961,397

11.	Common stock

The Company is authorized to issue an unlimited number of common shares, all without par value.

Issued and outstanding common stock:

	Number of
	common	Common
	stock	stock amount
Balance at December 31, 2018	97,598,898	$30,410,648
Stock issuance for services (i and ii)	707,236	792,104
Stock issued from financing (iii and iv)	9,337,529	6,609,920
Stock issued due to exercise of options	394,735	754,148
Balance at December 31, 2019	108,038,398	$38,566,820
Stock issued from financing (v,vi,vii,viii)	337,830,001	29,295,671
Stock issued from the financing and exercise of prefunded warrants (vii and viii)	37,146,984	12,581,987
Stock issued from the exercise of warrants (ix, x, xi)	159,020,845	24,339,134
Balance at December 31, 2020	642,036,228	$104,783,612

i)	On January 14, 2019, the Company settled $75,000 of amounts due to a vendor by issuing 49,342 common shares valued at $55,263 at the date of issuance. The Company recorded a $19,737 gain on the settlement of liabilities in the consolidated statement of loss and comprehensive loss;

ii)	On January 14, 2019, the Company issued 657,894 common shares in satisfaction of $1,000,000 of all remaining milestones under a License and Supply Agreement with a third party. The Company recognized $736,841 as research and development expense, based on the value of the common stock on the date of issuance;

iii)	On January 14, 2019, the Company completed a non-brokered private placement, and issued 2,815,789 common shares. Gross proceeds of $4,280,000 were received prior to December 31, 2018.The Company recorded $465 of share issuance costs as an offset to common stock;

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

11.	Common stock (continued)

iv)	On March 28, 2019, the Company completed an underwritten public offering of its common stock pursuant to which the Company sold an aggregate 6,521,740 common shares for gross proceeds of $3,000,000. The Company recorded $669,615 of share issuance costs as an offset to common stock in the year ended December 31, 2019.

v)	On February 14, 2020, the Company completed a registered direct offering (“RDO”) of its common shares and a simultaneous private placement of its warrants (“Series A Warrants”) in a fixed combination of one common share and a Series A Warrant to purchase one common share, resulting in the sale of 20,833,334 common shares and Series A Warrants to purchase 20,833,334 common shares at a combined offering price of $0.12 per share and related Series A Warrant. Each Series A Warrant has an exercise price of $0.20 per share, is exercisable six months after issuance and has a term of 5- and one-half years. The Company also issued warrants to the placement agents to purchase 1,041,667 common shares at an exercise price of $0.15 per share (“Series A Placement Agent Warrants”), which were exercisable immediately upon issuance and have a term of 5 years. In aggregate, the Company issued 20,833,334 common shares, 20,833,334 Series A Warrants, and an additional 1,041,667 Series A Placement Agent Warrants.

The Company raised $2,500,000 in gross proceeds as part of the RDO. The Company recorded $1,705,655 as the value of common shares under common stock and $794,345 as the value of Series A Warrants (as disclosed in Note 13) under additional paid-in-capital in the consolidated statements of shareholders’ equity using the relative fair value approach.

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

(vi)	On April 9, 2020 the Company completed a confidentially marketed public offering (“CMPO”) of its common shares and warrants (“Series B Warrants”) of 33,333,334 common shares and warrants to purchase up to 16,666,667 common shares. The securities were sold in a fixed combination of one common share and 0.5 of a Series B Warrant at a combined offering price of $0.12 per share and accompanying warrant. Each whole warrant is exercisable immediately for one common share after issuance, at an exercise price of $0.15 per share and has a term of 5 years. The Company also issued warrants to the placement agents to purchase 1,666,667 common shares at an exercise price of $0.15 per share (“Series B Placement Agent Warrants”), which were exercisable immediately upon issuance and have a term of 5 years. In aggregate, the Company issued 33,333,334 common shares, 16,666,667 Series B Warrants, and an additional 1,666,667 Series B Placement Agent Warrants.

The Company raised $4,000,000 in gross proceeds in the CMPO. The Company recorded $2,942,248 as the value of common shares under common stock and $1,057,752 as the value of Series B Warrants (as disclosed in Note 13) under additional paid-in-capital in the consolidated statements of shareholders’ equity using the relative fair value approach.

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

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

(vii)	On May 29, 2020 the Company completed a public offering of its common shares or common share equivalents (“Series C Pre-Funded Warrants”), and warrants (“Series C Warrants”) in a fixed combination of one common share or Series C Pre-Funded Warrant, and a Series C Warrant to purchase one common share, resulting in the sale of 121,163,333 common shares, 12,170,000 Series C Pre-Funded Warrants, and Series C Warrants to purchase 133,333,333 common shares at a combined offering price of $0.15 per share for the common shares and related Series C Warrant, or a combined offering price of $0.1499 per Series C Pre-Funded Warrant and related Series C Warrant. Each Series C Pre-Funded Warrant has an exercise price of $0.0001 per share, is exercisable immediately after issuance, is exercisable only on a cashless exercise basis, and will not expire prior to exercise. Each Series C Warrant has an exercise price of $0.15 per share, is exercisable immediately after issuance and has a term of 2 years.

The Company raised $19,998,783 in gross proceeds as part of the public offering. The Company recorded $11,336,422 as the value of common shares under common stock, $1,080,289 as the value of the Series C Pre-Funded Warrants and $7,582,072 as the value of Series C Warrants (as disclosed in Note 13) under additional paid-in-capital in the consolidated statements of shareholders’ equity using the relative fair value approach.

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

The Company raised $29,997,500 in gross proceeds as part of the public offering. The Company recorded $16,290,941 as the value of common shares under common stock, $2,329,983 as the value of the Series D Pre-Funded Warrants and $11,376,575 as the value of the Series D Warrants (as disclosed in Note 13) under additional paid-in-capital in the consolidated statements of shareholders’ equity using the relative fair value approach.

The direct cash costs related to the issuance of the common shares, Series D Pre-Funded Warrants and Series D Warrants issued in July 2020 were $2,268,215. These direct costs were recorded as an offset against the statement of shareholders’ equity with $1,224,218 being recorded under capital stock and $1,043,997 being recorded under additional paid-in-capital.

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

11.	Common stock (continued)

(ix)	All Series C Pre-Funded Warrants were exercised in June 2020. The cashless exercise option resulted in the issuance of 12,162,492 shares.

(x)	All Series D Pre-Funded Warrants were exercised in July 2020. The cashless exercise, option resulted in the issuance of 24,984,492 shares.

(xi)	During the year ended December 31, 2020, 14,929,582 Series B Warrants have been exercised, resulting in additional cash proceeds of $2,237,437, 95,490,638 Series C Warrants have been exercised, resulting in additional cash proceeds of $14,323,596, and 48,600,625 Series D Warrants have been exercised, resulting in additional cash proceeds of $7,776,101.

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

12.	Stock-based compensation

During the years ended December 31, 2020, and December 31, 2019, nil and 394,735 options were exercised, respectively. During the years ended December 31, 2020, and December 31, 2019, the Company issued 35,471,000 and 7,495,000 stock options, each option entitling the holder to purchase one common share of the company.

The continuity of stock options are as follows:

	Number of options	Weighted avg exercise price
Balance at December 31, 2018	422,044	1.95
Stock options granted January 10, 2019	5,995,000	1.52
Stock options expired February 24, 2019	(35,000)	1.15
Stock options exercised March 8, 2019	(164,473)	1.52
Stock options exercised March 15, 2019	(164,473)	1.52
Stock options exercised March 29, 2019	(65,789)	1.52
Stock options expired May 23, 2019	(10,000)	1.52
Stock options expired June 16, 2019	(40,000)	1.52
Stock options cancelled July 14, 2019	(5,000)	1.52
Stock options cancelled August 13, 2019	(5,000)	1.52
Stock options expired August 14, 2019	(387,004)	2.11
Stock options granted August 19, 2019	500,000	0.26
Stock options granted August 19, 2019	100,000	0.35
Stock options granted August 19, 2019	100,000	0.45
Stock options granted August 19, 2019	100,000	0.55
Stock options granted August 19, 2019	100,000	0.65
Stock options granted August 19, 2019	100,000	0.75
Stock options granted September 16, 2019	500,000	0.43
Balance at December 31, 2019	7,040,265	$1.28
Stock options forfeited January 23, 2020	(50,000)	1.52
Stock options forfeited February 25, 2020	(5,000)	1.12
Stock options forfeited March 1, 2020	(50,000)	1.52
Stock options granted March 14, 2020	5,056,000	0.19
Stock options forfeited April 21, 2020	(150,000)	0.19
Stock options forfeited May 4, 2019	(15,000)	0.19
Stock options forfeited May 5, 2020	(30,000)	1.52
Stock options forfeited May 7, 2020	(15,000)	1.52
Stock options forfeited June 11, 2020	(15,000)	1.52
Stock options granted June 16, 2020	2,000,000	0.19
Stock options granted July 9, 2020	175,000	0.18
Stock options forfeited July 20, 2020	(400,000)	1.52
Stock options forfeited July 20, 2020	(50,000)	0.19
Stock options forfeited July 31, 2020	(3,750)	0.19
Stock options forfeited August 2, 2020	(10,000)	1.52
Stock options forfeited August 2, 2020	(5,000)	0.19
Stock options forfeited August 14, 2020	(675,000)	0.19
Stock options forfeited August 19, 2020	(75,375)	0.19
Stock options granted August 25, 2020	40,000	0.13
Stock options forfeited September 25, 2020	(37,500)	0.19
Stock options granted September 29, 2020	300,000	0.11
Stock options granted October 1, 2020	300,000	0.11
Stock options forfeited October 15, 2020	(56,250)	0.19
Stock options granted October 20, 2020	40,000	0.09
Stock options forfeited October 29, 2020	(1,250)	0.19
Stock options forfeited November 12, 2020	(225,000)	0.19
Stock options forfeited November 12, 2020	(950,000)	1.52
Stock options forfeited November 17, 2020	(25,125)	0.19
Stock options forfeited November 17, 2020	(50,000)	1.52
Stock options forfeited December 24, 2020	(12,500)	0.19
Stock options granted December 31, 2020	27,560,000	0.23
Balance at December 31, 2020	39,604,515	$0.36
Vested at December 31, 2020	14,624,140	$0.59

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

12.	Stock-based compensation (continued)

As at December 31, 2019, details of the issued and outstanding stock options are as follows:

Grant date	Exercise price	Number of options issued and outstanding	Number of vested options outstanding	Number of unvested options outstanding	Weighted Avg Remaining Life outstanding (years)
January 10, 2019	$1.52	5,540,265	5,540,265	-	1.03
August 19, 2019	0.26	500,000	500,000	-	1.64
August 19, 2019	0.35	100,000	100,000	-	1.64
August 19, 2019	0.45	100,000	100,000	-	1.64
August 19, 2019	0.55	100,000	100,000	-	1.64
August 19, 2019	0.65	100,000	100,000	-	1.64
August 19, 2019	0.75	100,000	100,000	-	1.64
September 16, 2019	0.43	500,000	500,000	-	1.71
Balance at December 31, 2019		7,040,265	7,040,265	-

As at December 31, 2020, details of the issued and outstanding stock options are as follows:

Grant date	Exercise price	Number of options issued and outstanding	Number of vested options outstanding	Number of unvested options outstanding	Weighted Avg Remaining Life outstanding (years)
January 10, 2019	1.52	3,965,265	3,965,265	-	0.03
August 19, 2019	0.26	500,000	500,000	-	0.63
August 19, 2019	0.35	100,000	100,000	-	0.63
August 19, 2019	0.45	100,000	100,000	-	0.63
August 19, 2019	0.55	100,000	100,000	-	0.63
August 19, 2019	0.65	100,000	100,000	-	0.63
August 19, 2019	0.75	100,000	100,000	-	0.63
September 16, 2019	0.43	500,000	500,000	-	0.71
March 14, 2020	0.19	3,724,250	945,125	2,779,125	4.20
June 16, 2020	0.19	2,000,000	2,000,000	-	4.46
July 9, 2020	0.18	175,000	43,750	131,250	4.52
August 25, 2020	0.13	40,000	10,000	30,000	4.65
September 29, 2020	0.11	300,000	75,000	225,000	4.75
October 1, 2020	0.11	300,000	75,000	225,000	4.75
October 20, 2020	0.09	40,000	10,000	30,000	4.81
December 31, 2020	0.23	27,560,000	6,000,000	21,560,000	10.00
Balance at December 31, 2020		39,604,515	14,624,140	24,980,375

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

12.	Stock-based compensation (continued)

The Company granted 35,471,000 stock options during the year ended December 31, 2020 (December 31, 2019 – 7,495,000). The fair value of options granted during the year ended December 31, 2020 and 2019 was estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions:

July 9, 2020	June 16, 2020	March 14, 2020
Volatility	100%	100%	87%
Risk-free interest rate	0.28%	0.21%	0.49%
Expected life (years)	5	5	5
Divedend yield	0%	0%	0%
Common share price	$0.17	$0.19	$0.18
Strike price	$0.18	$0.19	$0.19
Forfeiture rate	nil	nil	nil

October 1, 2020	September 29, 2020	August 25, 2020
Volatility	100%	100%	99%
Risk-free interest rate	0.27%	0.24%	0.30%
Expected life (years)	5	5	5
Dividend yield	0%	0%	0%
Common share price	$0.10	$0.10	$0.13
Strike price	$0.11	$0.11	$0.13
Forfeiture rate	nil	nil	nil

December 31, 2020	October 20, 2020
Volatility	102%	100%
Risk-free interest rate	0.51%	0.34%
Expected life (years)	5.75	5
Dividend yield	0%	0%
Common share price	$0.23	$0.08
Strike price	$0.23	$0.09
Forfeiture rate	nil	nil

January 10, 2019	August 19, 2019	September 16, 2019
Volatility	68%	87%	89%
Risk-free interest rate	2.56%	1.48%	1.74%
Expected life (years)	2	2	2
Dividend yield	0	0	0
Common share price	$1.23	$0.26	$0.42
Strike price	$1.52	$ 0.26	-	$ 0.75	$0.43
Forfeiture rate	nil	nil	nil

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

12.	Stock-based compensation (continued)

The Company recorded $1,656,184 stock-based compensation for the year ended December 31, 2020 and $2,539,092 stock-based compensation for the year ended December 31, 2019. During the year ended December 31, 2019, the Company recorded the cash receipt of $600,000 as common stock and reclassified $154,148 of stock-based compensation to common stock due to the exercise of 394,735 options disclosed above.

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

In connection with the May 29, 2020 public offering, the Company issued 133,333,333 two-year Series C Warrants to purchase one common share at an exercise price of $0.15. The Company also issued 12,170,000 Series C Pre-Funded Warrants to purchase common shares at an exercise price of $0.0001 on a cashless exercise basis. As of December 31, 2020, the Series C Pre-Funded Warrants have all been exercised.

In connection with the July 7, 2020 public offering, the Company issued 187,500,000 two-year Series D Warrants to purchase one common share at an exercise price of $0.16. The Company also issued 25,000,000 Series D Pre-Funded Warrants to purchase common shares at an exercise price of $0.0001 on a cashless exercise basis. As of December 31, 2020, the Series D Pre-Funded Warrants have all been exercised.

As of December 31, 2020, details of the outstanding warrants were as follows:

Original Issue date	Exercise Price	Warrants Outstanding	Weighted Average Remaining Life

February 14, 2020	0.20	20,833,334	4.62
February 14, 2020	0.15	1,041,667	4.12
April 9, 2020	0.15	3,403,752	4.27
May 29, 2020	0.15	37,842,695	1.41
July 7, 2020	0.16	138,899,375	1.52
Balance at December 31, 2020		202,020,823

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

13.	Warrants (continued)

The fair value of warrants issued during the year ended December 31, 2020 was estimated using the Black-Scholes option pricing model to determine the fair value of warrants granted using the following assumptions:

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

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

14.	Income taxes

The reconciliation of the combined Canadian federal and provincial statutory income tax rate of 27% (2019- 27%) to the effective tax rate is as follows:

	For the year ended December 31, 2020	For the year ended December 31, 2019
Loss before income taxes	$(16,911,784)	$(19,784,054)
Expected income tax expense (recovery)	(4,058,828)	(5,341,690)
Difference in foreign tax rates	(74,847)	54,660
Tax rate changes and other adjustments	1,540,539	-
Stock based compensation and non-deductible expenses	407,689	771,640
Foreign accrual property income	210,605	261,160
Prior period adjustment	32,518	-
Share issuance costs recorded in equity	(1,282,179)	(198,930)
Change in valuation allowance	3,224,503	4,453,160
Total income tax expense	$-	$-

The following table summarizes the components of deferred tax:

Deferred Tax Assets	2020	2019
Intangible assets - licenses	$4,236,169	$3,622,890
Share issuance costs	1,148,179	301,180
Reserves	28,784	20,410
Non-capital losses carried forward - Canada	6,182,002	5,498,910
Net operating losses carried forward - US	5,091,162	4,154,520
Investment Tax Credits	27,328	27,330
Operating leases	345,937	6,560
Other	466	350
Total deferred tax assets	$17,060,027	$13,632,310

Deferred Tax Liabilities
Property and equipment	$(94,218)	$(231,240)
Right-of-use asset	$(340,242)
Total deferred tax liabilities	$(434,460)	$(231,240)

Valuation allowance	$16,625,567	$13,401,070
Net deferred tax asset	$-	$-

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

14.	Income taxes (continued)

No deferred tax asset has been recognized, as it is not more likely than not to be realized. Consequently, a valuation allowance has been applied against the net deferred tax asset. The Canadian non-capital loss carry forwards expire as noted in the table below.

2036	$3,763,071
2037	$4,278,944
2038	$5,416,916
2039	$6,773,728
2040	$7,523,107
Total	$27,755,766

The Company’s US non-operating income tax losses expire as follows:

2035	$856,301
2036	$1,484,636
2037	$3,831,764
indefinitely (subject to 80% limitation	$13,422,372
Total	$19,595,073

15.	Commitments and contingencies

On November 26, 2018, the Company entered into a Development and Supply Agreement and, as part of this agreement, the Company has contingent future outflows as follows:

○	1st payment: At the later of the achievement of a future milestone event or September 12, 2019, can decide to receive payment as follows:

○	$3,000,000 in cash or
○	$1,500,000 in cash and $1.95 million in equity

○	2nd payment: At the later of the achievement of a future milestone or February 19, 2020 - $2,000,000 in cash.

○	3rd payment: At the later of the achievement of a future milestone event or September 12, 2019, can decide to receive payment as follows:

○	$3,000,000 in cash or
○	$1,500,000 in cash and $1.95 million in equity

○	4th payment: At the later of the achievement of a future milestone or February 19, 2020 - $2,000,000 in cash.

As of December 31, 2020, all milestones had been met and paid.

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

15.	Commitments and contingencies (continued)

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

As of December 31, 2020, neither of the future development milestones related to the above agreement has been met.

On November 1, 2019, Heska Corporation (“Heska”) filed a complaint for damages and injunctive relief (the “Complaint”) in the United States District Court for the Middle District of North Carolina, Case 1:19-cv-01108-LCB-JLW, against Qorvo US, Inc. (“Qorvo US”), Qorvo Biotechnologies, LLC (“Qorvo Biotech” and, together with Qorvo US, “Qorvo”) and us (collectively with Qorvo, the “Defendants”) which was amended on November 22, 2019. The amended Complaint alleges, among other things, that the Defendants improperly obtained Heska’s trade secrets and confidential information and/or conspired to use improper means to misappropriate Heska’s trade secrets related to an instrument and related consumable products for performing immunoassay analysis of biomarkers and other substances. The amended Complaint seeks compensatory and exemplary damages, as well as preliminary and permanent injunctive relief to prevent the Defendants from commercializing our TRUFORMA® diagnostic instrument. On January 21, 2020, the Defendants filed a motion seeking dismissal of the Complaint. On February 11, 2020, Heska filed its response to the Defendants’ motion to dismiss to which the Defendants responded on February 25, 2020. Heska subsequently moved to strike a portion of the Defendants’ response. On September 30, 2020, the court denied the Defendants’ motion to dismiss and granted Heska’s motion to strike. On October 14, 2020 the Defendants filed their answer to the amended Complaint. The Company believes that the allegations in the amended Complaint have no merit and will not have a material adverse effect on our business, results of operations or financial condition.

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

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

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

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

16.	Financial instruments (continued)

The following are the contractual maturities of the undiscounted cash flows of financial liabilities as at December 31, 2020 and December 31, 2019:

					December 31, 2020
	Less than	3 to 6	6 to 9	9 months	Greater than
	3 months	months	months	1 year	1 year	Total
	$	$	$	$	$	$
Third parties
Accounts payable and accrued liabilities	1,248,628	-	-	-	-	1,248,628
Debt obligations	527,360	-	-	-	-	527,360
Lease obligations	59,662	62,463	64,356	66,307	1,087,998	1,340,786
	1,835,650	62,463	64,356	66,307	1,087,998	3,116,774

December 31, 2019
	Less than	3 to 6	6 to 9	9 months	Greater than
	3 months	months	months	1 year	1 year	Total
	$	$	$	$	$	$
Third parties
Accounts payable and accrued liabilities	2,087,525	-	-	-	-	2,087,525
Debt obligations	-	-	-	-	-	-
Lease obligations	-	-	-	-	-	-
	2,087,525	-	-	-	-	2,087,525

17.	Segmented information

The Company's operations comprise a single reportable segment engaged in research and development targeting health and wellness solutions for the companion pet. As the operations comprise a single reportable segment, amounts disclosed in the financial statements for loss for the period, depreciation and total assets also represent segmented amounts. In addition, all of the Company's long-lived assets are in the United States of America (“US”).

	December 31,	December 31,
	2020	2019
	$	$
Total assets
Canada	53,160,701	249,929
US	12,983,333	3,933,055

Total US property and equipment	583,007	729,142
Total US right-of-use asset	1,318,716	1,103,658
	1,901,723	1,832,800

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

18.	Schedule of expenses

	For the year ended December 31,
	2020
	Research and	Professional	General and
	Development	Fees	Administrative

Salaries, bonus and benefits	$557,634	$-	$4,336,545
Contracted expenditures	2,064,597	-	-
Marketing and investor relations	-	-	261,911
Travel and accommodation	534	-	16,691
Insurance	982	-	231,005
License fees	5,000,000	-	-
Office	43,918	-	435,415
Consultants	107,029	2,179,082	-
Regulatory	151,073	-	430,471
Rent	83,425	-	299,947
Supplies	34,699	-	-
Total	$8,043,891	$2,179,082	$6,011,985

	For the year ended December 31,
	2019
	Research and	Professional	General and
	Development	Fees	Administrative

Salaries, bonus and benefits	$880,818	$-	$5,581,358
Contracted expenditures	2,843,998	-	-
Marketing and investor relations	2,303	-	471,887
Travel and accommodation	37,181	-	435,530
Insurance	5,653	-	125,888
License fees	5,936,841	-	-
Office	50,599	-	197,815
Consultants	251,096	1,666,089	-
Regulatory	127,190	-	106,230
Rent	-	-	32,473
Supplies	209,612	-	34,153
Total	$10,345,291	$1,666,089	$6,985,334

19.	Capital risk management

The capital of the Company includes equity, which is comprised of issued common shares, common stock subscribed, additional paid-in capital, and accumulated deficit. The Company's objective when managing its capital is to safeguard the ability to continue as a going concern in order to provide returns for its shareholders, and other stakeholders and to maintain a strong capital base to support the Company's core activities.

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

20.	Loss per share

	For the year ended	For the year ended
	December 31, 2020	December 31, 2019

Numerator
Net loss for the year	$16,911,784	$19,784,054
Denominator
Weighted average shares - basic	364,444,664	106,297,975
Warrants	-	-
Stock options	-	-
Denominator for diluted loss per share	364,444,664	106,297,975

Loss per share - basic and diluted	$(0.05)	$(0.19)

As of December 31, 2020, and 2019, the Company had stock options outstanding of 39,604,515 and 7,040,265 and warrants outstanding of 202,020,823 and nil. These securities could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive.

21.	Related party transactions and key management compensation

As of the year ended December 31, 2020, the Company had nil related party balances outstanding. As of the year ended December 31, 2019, the Company had outstanding severance payments due to former Chairman of the Board and former CEO, Gerald Solensky, Jr. for $169,143.

Key management personnel are comprised of the Company’s directors and executive officers. In addition to their salaries, key management personnel also receive share-based compensation. Key management personnel compensation is as follows:

	For the year ended December 31, 2020	For the year ended December 31, 2019
Salaries and benefits, including bonuses	$1,010,943	$1,463,830
Stock-based compensation	1,548,747	1,842,313
Total	$2,559,690	$3,306,143

22.	Comparative figures

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Adjustments have been made to the consolidated schedule of expenses for the year ended December 31, 2019 to classify health insurance benefits as part of salaries, wages and bonuses, and audit fees to professional fees. This change in classification does not affect previously reported cash flows from operating activities in the consolidated statements of cash flows.

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2020 and 2019

(Stated in United States dollars)

23.	Subsequent events

On February 8, 2021, the Company entered into an underwriting agreement pursuant to which, the Company agreed to sell, in an upsized firm commitment offering, 91,315,790 common shares at an offering price to the public of $1.90 per share, less underwriting discounts and commissions. In addition, the Company has granted a 30-day option to purchase up to an additional 13,697,368 shares at the same offering price to the public, less underwriting discounts and commissions. On February 11, 2021, the offering closed, and the gross proceeds were approximately $173.5 million, before deducting underwriting discounts and commissions and other offering expenses. On February 16, the additional 13,697,368 shares were issued in accordance with the underwriting agreement at $1.90 per share, the proceeds of which were approximately $26.0 million, before deducting commissions.

