Form 10-Q
period 2021-03-31
Zomedica Corp.
filed 2021-05-12
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to_________.

Commission File Number: 001-38298

Zomedica Corp.

(Exact name of registrant as specified in its charter)

Alberta, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Phoenix Drive, Suite 125 Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip code)

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

As of May 12, 2021, 974,350,084 shares of the registrant’s common shares, without par value, were issued and outstanding.

Zomedica Corp.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2021

TABLE OF CONTENTS

Page
PART I

FINANCIAL INFORMATION

Item 1. Condensed Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	31

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	31
Item 1A. Risk Factors	32
Item 6. Exhibits	32

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Zomedica Corp.

Condensed consolidated balance sheets

As of March 31, 2021, and December 31, 2020

(Unaudited) (Stated in United States dollars)

	March 31,	December 31,
	2021	2020

Assets

Current assets
Cash and cash equivalents	$276,601,860	$61,991,703
Inventory	309,658	-
Prepaid expenses and deposits	1,393,616	1,727,814
Trade receivables	8,535	-
Other receivables	235,905	146,207
Total current assets	278,549,574	63,865,724

Prepaid expenses and deposits	39,101	13,924
Property and equipment, net	293,516	583,007
Right-of-use asset	1,263,061	1,318,716
Intangible assets, net	323,471	362,663
Total assets	$280,468,723	$66,144,034

Liabilities, mezzanine and shareholders' equity

Current liabilities
Accounts payable and accrued liabilities	$1,128,233	$1,248,628
Current portion of debt obligations	527,360	527,360
Current portion of lease obligations	306,770	252,788
Total current liabilities	1,962,363	2,028,776

Lease obligations	978,470	1,087,998
Total liabilities	2,940,833	3,116,774

Commitments and contingencies (Note 13)

Mezzanine equity:
Series 1 preferred shares, no par value; 20 shares authorized 0 and 12 Series 1 preferred shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	11,961,397

Shareholders' equity
Unlimited common shares, no par value; 972,092,308 and 642,036,228 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	377,970,846	104,783,612
Common shares subscribed	-	459,600
Additional paid-in capital	4,602,089	14,792,276
Accumulated deficit	(105,045,045)	(68,969,625)
Total shareholders' equity	277,527,890	51,065,863

Total liabilities, mezzanine equity and shareholders' equity	$280,468,723	$66,144,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Condensed consolidated statements of loss and comprehensive loss

For the three months ended March 31, 2021 and 2020

(Unaudited) (Stated in United States dollars)

	March 31,	March 31,
	2021	2020

Net revenue	$14,124	$-
Cost of revenue	5,658	-
Gross profit	8,466	-

Expenses
Research and development	413,128	630,066
Selling, general and administrative	3,467,670	1,703,443
Loss from operations	(3,872,332)	(2,333,509)
Interest income	(55,147)	-
Interest expense	-	651
Loss on disposal of assets	218,986	128,931
Other income	-	(5,500)
Foreign exchange loss (gain)	646	(6,973)
Loss before income taxes	(4,036,817)	(2,450,618)
Income tax expense	-	-
Net loss and comprehensive loss	$(4,036,817)	$(2,450,618)

Weighted average number of common shares - basic and diluted	890,245,654	118,340,596

Loss per share - basic and diluted (Note 18)	$(0.04)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Condensed consolidated statements of shareholders’ equity

For the three months ended March 31, 2021 and 2020

(Unaudited) (Stated in United States dollars)

	Series 1 preferred stock		Common stock
	Shares	Amount	Shares	Amount	Common stock subscribed	Additional paid-in capital	Accumulated deficit	Total
Balance at December 31, 2019	12	$11,961,397	108,038,398	$38,566,820	$-	$3,625,083	$(52,057,841)	$2,095,459
Stock and warrant issuance for financing	-	-	20,833,334	1,705,655	-	794,345	-	2,500,000
Stock issuance costs	-	-	-	(238,217)	-	(110,003)	-	(348,220)
Placement agent warrants	-	-	-	(35,816)	-	35,816	-	-
Stock-based compensation	-	-	-	-	-	155,022	-	155,022
Net loss	-	-	-	-	-	-	(2,450,618)	(2,450,618)
Balance at March 31, 2020	12	11,961,397	128,871,732	39,998,442	-	4,500,263	(54,508,459)	1,951,643

Balance at December 31, 2020	12	11,961,397	642,036,228	104,783,612	459,600	14,792,276	(68,969,625)	51,065,863
Stock issuance for financing	-	-	105,013,158	199,525,000	-	-	-	199,525,000
Stock issuance costs	-	-	-	(14,281,368)	-	-	-	(14,281,368)
Stock-based compensation	-	-	-	-	-	1,282,741	-	1,282,741
Stock issuance from warrant exercises	-		200,323,821	43,943,602	(459,600)	(11,472,928)	-	32,011,074
Stock redemption	(12)	(11,961,397)	24,719,101	44,000,000	-		(32,038,603)	11,961,397
Net loss	-	-	-	-	-	-	(4,036,817)	(4,036,817)
Balance at March 31, 2021	-	$-	972,092,308	$377,970,846	$-	$4,602,089	$(105,045,045)	$277,527,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Condensed consolidated statements of cash flows

For the three months ended March 31, 2021 and 2020

(Unaudited) (Stated in United States dollars)

	March 31	March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(4,036,817)	$(2,450,618)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	59,326	76,416
Amortization - intangible assets	44,321	45,036
Amortization - right-of-use asset	-	42,448
Loss on sale of property and equipment	243,061	69,834
(Gain) loss on right-of-use assets	(24,075)	59,097
Stock-based compensation	1,282,741	155,022
Non cash portion of rent expense	24,185	4,012
Change in non-cash operating working capital
Purchased Inventory	(309,658)	-
Prepaid expenses and deposits	309,021	409,028
Trade receivable	(8,535)	-
Other receivable	(101,508)	(74,845)
Accounts payable and accrued liabilities	(120,395)	(508,557)
Net cash used in operating activities	(2,638,333)	(2,173,127)

Cash flows from investing activities:
Cash received from sale of property and equipment	75	5,400
Investment in intangibles	(3,185)	-
Investment in property and equipment	(14,916)	-
Cash from lease cancellation	-	1,002,113
Net cash (used in) provided by investing activities	(18,026)	1,007,513

Cash flows from financing activities:
Cash proceeds from issuance of common shares and warrants	199,525,000	2,500,000
Cash received from warrant exercises	32,011,074	-
Cash paid for shares and warrant issuance costs	(14,269,558)	(348,220)
Net cash provided by financing activities	217,266,516	2,151,780

Increase in cash and cash equivalents	214,610,157	986,166

Cash and cash equivalents, beginning of year	61,991,703	510,586

Cash and cash equivalents, end of year	$276,601,860	$1,496,752

Supplemental cash flow information:

Interest paid	$-	$651
Interest (received)	$(24,313)	$-

Zomedica Corp.
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2021 and 2020
(Unaudited) (Stated in United States dollars)

1.	Nature of operations

The Company is a veterinary health company creating point-of-care diagnostics products for dogs and cats, that focuses on the needs of the veterinarians themselves.

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

2.	Basis of preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The Consolidated Balance Sheet as of December 31, 2020 was derived from audited financial statements.

3.	Significant accounting policies

Estimates and assumptions

In preparing these financial statements, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. These estimates and assumptions are subject to an inherent degree of uncertainty. We are not presently aware of any events or circumstances that would require us to update such estimates and assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur, and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is based on the first in, first out method. The Company records reserves, when necessary, to reduce the carrying value of inventory to its net realizable value. Management considers forecast demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Revenue recognition

The Company enters into agreements which may contain multiple promises where customers purchase products, services or a combination thereof. Determining whether products and services are considered distinct performance obligations that should be accounted for separately requires judgment. We determine the transaction price for a contract based on the total consideration we expect to receive in exchange for the transferred goods or services.

The Company allocates revenue to each performance obligation in proportion to the relative standalone selling prices and recognize revenue when control of the related goods or services is transferred for each obligation. We utilize the observable standalone selling price when available, which represents the price charged for the performance obligation when sold separately.

The Company's contracts with customers are generally comprised of purchase orders for the sale of the point of care diagnostic instrument, consumable products, and warranties, or some variation thereof. The instrument and consumables each represent a single performance obligation when sold separately, that is satisfied at a point in time upon transfer of control of the product to the customer which is typically upon receipt of the goods by the customer. The warranties are also a separate performance obligation, whereby revenue is recognized over time.

Sales tax is charged on sales to end users, and remitted to the appropriate state authority.

Accounts receivable are recorded at net realizable value, and have payment terms of 30 days.

Cost of revenue

Cost of goods sold consists of materials, and shipping costs incurred internally to produce and receive the products. Shipping and handling costs incurred by the Company are included in cost of goods sold.

Zomedica Corp.
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2021 and 2020
(Unaudited) (Stated in United States dollars)

3.	Significant accounting policies (continued)

Comparative figures

Certain prior year amounts have been reclassified to conform to the current year presentation. The change in presentation had no effect on the reported results of operations. Adjustments have been made to the consolidated balance sheets and consolidated statements of loss and comprehensive loss for three months ended March 31, 2020. These changes in classification do not affect previously reported cash flows from operating activities in the consolidated statements of cash flows.

4.	Prepaid expenses, deposits and deferred financing costs

	March 31,	December 31,
	2021	2020
Deposits (i)	$1,148,755	$1,455,119
Prepaid marketing	15,444	26,330
Prepaid insurance	109,440	184,154
Other (ii)	159,078	62,211
Total	$1,432,717	$1,727,814

(i)	Deposits include payments made to vendors in advance and are primarily associated with inventory, warranties, and research activity. As of March 31, 2021, and December 31, 2020, the Company classified $39,101 and $13,924 as a non-current asset, with the remainder classified as a current asset in the consolidated balance sheets.

(ii)	Other is comprised of deferred financing costs, subscription payments, utilities, travel costs, and software licensing. As of March 31, 2021, and December 31, 2020, the Company classified all amounts as a current asset in the consolidated balance sheets.

Zomedica Corp.
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2021 and 2020
(Unaudited) (Stated in United States dollars)

5.	Property and equipment

	March 31,	December 31,
	2021	2020

Computer equipment	$387,055	$364,165
Furniture and equipment	110,244	121,281
Laboratory equipment	220,372	234,087
Leasehold improvements	272,194	571,460
	989,865	1,290,993

Accumulated depreciation and amortization	696,349	707,986
Net property and equipment	$293,516	$583,007

Depreciation expense for the three months ended March 31, 2021 was $59,326.

6.	Intangible assets

	March 31,	December 31,
	2021	2020

Computer software	$28,011	$22,882
Trademarks	16,236	16,236
Website	513,680	513,680
	557,927	552,798

Accumulated amortization	234,456	190,135
Net intangibles	$323,471	$362,663

Amortization expense for the three months ended March 31, 2021 was $44,321.

Zomedica Corp.
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2021 and 2020
(Unaudited) (Stated in United States dollars)

7.	Leases

On February 1, 2020 the Company cancelled its existing lease with Wickfield Phoenix LLC. and entered into a new lease. The new lease period was for 60 months, commencing on February 1, 2020 and ending on January 31, 2025 with a monthly rent payment of $32,452 escalating to $36,525 over the lease period. Upon cancellation of the previous existing lease, the Company received a refund of prepaid rent in the amount of $1,002,113. The carrying value of the right of use asset was $1,061,210 upon cancellation. The Company recorded a loss on right-of-use asset of $59,097 in the consolidated statements of comprehensive loss.

On February 1, 2020, the Company recorded a right-of-use asset and a corresponding lease liability in the amount of $1,553,611 using the Company’s incremental borrowing rate of 12%.

On February 1, 2021 the Company downsized its office space and modified its existing lease with Wickfield Phoenix LLC. The new lease period was for 48 months, commencing on February 1, 2021 and ending on January 31, 2025 with a monthly rent payment of $12,039 for the first two months and escalating to $30,911 over the lease period. The carrying value of the right of use asset was $1,297,666 upon modification. The Company recorded a gain on right-of-use asset of $24,075 in the consolidated statements of comprehensive loss.

On February 1, 2021, the Company recorded a right-of-use asset and a corresponding lease liability in the amount of $1,306,082 using the Company’s incremental borrowing rate of 3.95%.

During the three months ended March 31, 2021, the Company recognized $80,714 in rent expense with $18,626 recorded in research and development expenses and $62,088 recorded in general and administrative expense in the consolidated statements of comprehensive loss.

Zomedica Corp.
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2021 and 2020
(Unaudited) (Stated in United States dollars)

7.	Leases (continued)

Right-of-use asset	Premise lease
Cost
Aggregate lease commitments	$1,387,655
Less: impact of present value	(81,573)
Balance at March 31, 2021	1,306,082

Reduction in right-of-use asset
Straight line amortization	46,256
Interest	(3,235)
Balance at March 31, 2021	43,021

Net book value as at:
March 31, 2021	$1,263,061

Lease liabilities	Premise lease

Additions	$1,306,082
Payments	(24,077)
Interest	3,235
Total lease liabilities at March 31, 2021	1,285,240

Current portion of lease liabilities	306,770
Long term portion of lease liabilities	978,470
Total lease liabilities at March 31, 2021	$1,285,240

Total remaining undiscounted lease liabilities related to the above lease are as follows:

2021 - remainder balance	$254,591
2022	348,790
2023	359,254
2024	370,031
2025	30,911
Total	$1,363,577

Zomedica Corp.
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2021 and 2020
(Unaudited) (Stated in United States dollars)

8.	Loan arrangements

On October 18, 2017, the Company entered into a loan arrangement with a shareholder of the Company, pursuant to which such shareholder has agreed to provide a loan facility to the Company, whereby the Company may borrow up to $5,000,000, with the proceeds to be used for working capital and general corporate purposes. The term of the loan facility is five (5) years, with principal and interest payments being due only at the time of maturity. Under the loan agreement, the Company may borrow in one or more advances, provided however that a minimum amount of $250,000 must be borrowed at any one time and not more than two advances may occur per month. Interest shall accrue at a rate of fourteen percent (14%) per annum, payable upon maturity. As of March 31, 2021, no amounts have been borrowed.

The Coronavirus Aid, Relief, and Economic Security Act, or (“CARES”) Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration to temporarily guarantee loans under a new loan program called the Paycheck Protection Program (the “Program”). The Program provides for 100% federally guaranteed loans to small businesses to allow employers to keep workers employed and maintain payroll during the pandemic and economic downturn. Under the Program, qualified companies are eligible for a loan in an amount equal to the lesser of $10 million or 2.5x the business’s average monthly payroll. Collateral or guarantor support is not required for the loan.

Under the Program, the borrower is eligible for loan forgiveness up to the amount the borrower spends on certain eligible costs during the 8-week period beginning on the date the proceeds were received on the loan. Eligible costs under the Program include payroll costs, interest on mortgage obligations incurred before the covered period, rent on leasing agreements and utility services. The amount of loan forgiveness is reduced if there is a reduction in the number of employees or a reduction of greater than 25% in wages paid to employees. Under the Program, proceeds that are not forgiven convert to a loan bearing interest at a fixed rate of 1% payable in 18 equal monthly installments commencing after the forgiveness period. The Program was subsequently amended to allow the borrower to use an extended forgiveness period of 24 weeks beginning on the date the proceeds were received on the loan and to extend the repayment period to 54 months commencing after the 24 week forgiveness period.

In April of 2020, the Company received $527,360 under the program. The receipt is currently reported as a current liability and accounted for as a loan. The company filed for forgiveness, pending approval from the Small Business Administration.

9.	Preferred shares

The Company is authorized to issue up to 20 shares of its Series 1 Preferred Shares, all without par value, and each having a stated value of $1,000,000. The Series 1 Preferred Shares do not have voting rights except to the extent required by applicable law and are not convertible into the Company’s common shares. Holders of the Series 1 Preferred Shares will not be entitled to dividends but, in lieu thereof, will receive Net Sales Returns (“Net Sales Returns” is defined as annual payments equal to 9 percent of net sales) until such time as the holders have received total Net Sales Returns equal to 9 times the aggregate stated value of the outstanding Series 1 Preferred Shares. The Company will have the right to redeem the outstanding Series 1 Preferred Shares at any time at a redemption price equal to 9 times the aggregate stated value of the Series 1 Preferred Shares outstanding less the aggregate amount of the Net Sales Returns paid (the “Redemption Amount”).

Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series 1 Preferred Shares will be entitled to a liquidation preference equal to the stated value of the Series 1 Preferred Shares less the Net Sales Returns paid on the Series 1 Preferred Shares.

In the event of a fundamental transaction (defined to include an amalgamation, merger or other business combination transaction involving our company in which the shareholders do not have the right to cast more than 50% of the votes that may be cast for the election of directors, or a sale, lease or other disposition of the properties and/or assets of our company as an entirety or substantially as an entirety to a third party), the holders of the Series 1 Preferred Shares will be entitled to receive consideration for their Series 1 Preferred Shares equal to a multiple of the stated value of the Series 1 Preferred Shares ranging from 5.0 to 9.0 depending on the timing of the fundamental transaction, subject to a cap equal to the redemption amount.

Zomedica Corp.
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2021 and 2020
(Unaudited) (Stated in United States dollars)

9.	Preferred shares (continued)

Issued and outstanding preferred stock:

	Number of
	preferred	Preferred
	stock	stock amount
Balance at December 31, 2019	12	$11,961,397
Balance at December 31, 2020	12	11,961,397
Stock redemption	(12)	(11,961,397)
Balance at March 31, 2021	-	$-

The Company exchanged the issued and outstanding shares of its Series 1 Preferred Shares on March 7, 2021 for 24,719,101 of common shares valued at $44,000,000. The difference between the carrying value of the preferred shares and the fair value of the common shares exchanged was charged to accumulated deficit.

10.	Common shares

The Company is authorized to issue an unlimited number of common shares, without par value.

Issued and outstanding common shares:

	Number of common stock	Common stock amount
Balance at December 31, 2019	108,038,398	$38,566,820
Stock issued from financing (i)	20,833,334	1,431,622
Balance at March 31, 2020	128,871,732	$39,998,442

Balance at December 31, 2020	642,036,228	$104,783,612
Stock issued from financing (ii)	105,013,158	185,243,632
Stock issued from exercises of warrants (iii)	200,323,821	43,943,602
Stock issued from preferred share redemption (Note 10)	24,719,101	44,000,000
Balance at March 31, 2021	972,092,308	$377,970,846

(i)	On February 14, 2020, the Company completed a registered direct offering (“RDO”) of its common shares and a simultaneous private placement of its warrants (“Series A Warrants”) in a fixed combination of one common share and a Series A Warrant to purchase one common share, resulting in the sale of 20,833,334 common shares and Series A Warrants to purchase 20,833,334 common shares at a combined offering price of $0.12 per share and related Series A Warrant. Each Series A Warrant has an exercise price of $0.20 per share, is exercisable six months after issuance and has a term of 5.5 years. The Company also issued warrants to the placement agents to purchase 1,041,667 common shares at an exercise price of $0.15 per share (“Placement Agent Warrants”), which were exercisable immediately upon issuance and have a term of 5 years. In aggregate, the Company issued 20,833,334 common shares, 20,833,334 Series A Warrants, and an additional 1,041,667 Series A Placement Agent Warrants.

Zomedica Corp.
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2021 and 2020
(Unaudited) (Stated in United States dollars)

10.	Common shares (continued)

The Company raised $2,500,000 in gross proceeds as part of the RDO. The Company recorded $1,705,655 as the value of common shares under common shares and $794,345 as the value of Series A Warrants under additional paid-in-capital in the consolidated statements of shareholders’ equity.

The direct cash costs related to the issuance of the common shares and warrants issued in February 2020 were $348,220. These direct costs were recorded as an offset against the statement of shareholders’ equity with $238,217 being recorded under common shares and $110,003 being recorded under additional paid-in-capital. The Company also recorded the value of the Series A Placement Agent Warrants in the amount of $52,496 as an offset against the statement of shareholders’ equity with $35,816 being recorded under common shares and $16,680 being recorded under additional paid-in-capital.

(ii)	On February 8, 2021, the Company completed a sale of 91,315,790 common shares at an offering price of $1.90 per share. The company also granted the underwriter a 30-day option to purchase up to 13,697,368 additional common shares at the public offering price.

The Company raised $199,525,000 in gross proceeds as part of the offering. The Company recorded $199,525,000 as the value of common shares under common shares.

The direct cash costs related to the issuance of the common shares and warrants issued in February 2021 were $14,281,368. These direct costs were recorded as an offset against the statement of shareholders’ equity with the entirety recorded under common shares.

(iii)	For the three months ended warrant exercises were as follows:

Warrant series	Warrants exercised	Amount

Series A	21,677,084	$4,293,229
Series B	3,037,167	455,576
Series C	37,566,195	5,646,929
Series D	138,043,375	22,074,940
Subtotal	200,323,821	32,470,674
Common stock subscribed	-	(459,600)
Total	200,323,821	$32,011,074

Zomedica Corp.
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2021 and 2020
(Unaudited) (Stated in United States dollars)

11.	Stock-based compensation

During the three months ended March 31, 2021, the Company issued stock options to purchase an aggregate of 1,400,000 common shares. The options vest over a period of four years and have an expiration period of ten years. During the three months ended March 31, 2021, no options were exercised. During the three months ended March 31, 2020, the Company issued stock options to purchase an aggregate of 5,056,000 common shares. The options vest over a period of four years and have an expiration period of five years.

The continuity of stock options are as follows:

	Number of Options	Weighted Avg Exercise Price
Balance at December 31, 2020	39,604,515	$0.36
Stock options forfeited	(3,965,265)	$1.52
Stock options forfeited	(18,750)	$0.19
Stock options granted	800,000	$1.87
Stock options granted	200,000	$2.06
Stock options granted	200,000	$1.88
Stock options granted	200,000	$2.49
Balance at March 31, 2021	37,020,500	$0.30
Vested at March 31, 2021	11,916,500	$0.29

As at March 31, 2021, details of the issued and outstanding stock options were as follows:

Grant date	Exercise price	Number of options issued and outstanding	Number of vested options outstanding	Number of unvested options outstanding	Weighted Avg Remaining Life outstanding (years)
August 19, 2019	0.26	500,000	500,000	-	0.39
August 19, 2019	0.35	100,000	100,000	-	0.39
August 19, 2019	0.45	100,000	100,000	-	0.39
August 19, 2019	0.55	100,000	100,000	-	0.39
August 19, 2019	0.65	100,000	100,000	-	0.39
August 19, 2019	0.75	100,000	100,000	-	0.39
September 16, 2019	0.43	500,000	500,000	-	0.46
March 14, 2020	0.19	3,705,500	1,852,750	1,852,750	3.96
June 16, 2020	0.19	2,000,000	2,000,000	-	4.21
July 9, 2020	0.18	175,000	43,750	131,250	4.28
August 25, 2020	0.13	40,000	10,000	30,000	4.41
September 29, 2020	0.11	300,000	75,000	225,000	4.50
October 1, 2020	0.11	300,000	75,000	225,000	4.51
October 20, 2020	0.09	40,000	10,000	30,000	4.56
December 31, 2020	0.23	27,560,000	6,000,000	21,560,000	9.76
February 26, 2021	1.87	800,000	200,000	600,000	9.92
March 1, 2021	2.06	200,000	50,000	150,000	9.92
March 8, 2021	1.88	200,000	50,000	150,000	9.94
March 15, 2021	2.49	200,000	50,000	150,000	9.96
Balance at March 31, 2021		37,020,500	11,916,500	25,104,000

Zomedica Corp.
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2021 and 2020
(Unaudited) (Stated in United States dollars)

11.	Stock-based compensation (continued)

The Company calculates volatility of stock-based compensation using the historical price of the Company’s stock. An increase/decrease in the volatility would have resulted in an increase/decrease in the fair value of the options.

The fair value of options granted during the three months ended March 31, 2021 and March 31, 2020 was estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions:

	March 14, 2020	February 26, 2021
Volatility	87%	117%
Risk-free interest rate	0.49%	0.95%
Expected life (in years)	5	10
Dividend yield	0%	0%
Common share price	$0.18	$1.87
Strike price	$0.19	$1.87
Forfeiture rate	0	0

	March 1, 2021	March 8, 2021
Volatility	117%	117%
Risk-free interest rate	0.92%	1.07%
Expected life (in years)	10	10
Dividend yield	0%	0%
Common share price	$2.06	$1.88
Strike price	$2.06	$1.88
Forfeiture rate	0	0

March 15, 2021
Volatility	117%
Risk-free interest rate	1.06%
Expected life (in years)	10
Dividend yield	0%
Common share price	$2.49
Strike price	$2.49
Forfeiture rate	0

The Company recorded $1,282,741 and $155,022 of stock-based compensation for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020 there were no stock options exercised.

Zomedica Corp.
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2021 and 2020
(Unaudited) (Stated in United States dollars)

12.	Warrants

The Company calculates volatility of warrants based on the historical price of the Company’s stock. An increase/decrease in the volatility would have resulted in an increase/decrease in the fair value of the options.

In connection with the February 14, 2020 registered direct offering, the Company issued 20,833,334 five and one half-year Series A warrants to purchase one share of common stock at an exercise price of $.20. The Company also issued 1,041,667 warrants to purchase a share of common stock at an exercise price of $0.15 per share to the placement agents.

In connection with the April 9, 2020 CMPO, the Company issued 16,666,667 five-year Series B Warrants to purchase one common share at an exercise price of $0.15. The Company also issued 1,666,667 Placement Agent Warrants to purchase one common share at an exercise price of $0.15 per share.

In connection with the May 29, 2020 public offering, the Company issued 133,333,333 two-year Series C Warrants to purchase one common share at an exercise price of $0.15. The Company also issued 12,170,000 Series C Pre-Funded Warrants to purchase common shares at an exercise price of $0.0001 on a cashless exercise basis. As of December 31, 2020, all of the Series C Pre-Funded Warrants have been exercised.

In connection with the July 7, 2020 public offering, the Company issued 187,500,000 two-year Series D Warrants to purchase one common share at an exercise price of $0.16. The Company also issued 25,000,000 Series D Pre-Funded Warrants to purchase common shares at an exercise price of $0.0001 on a cashless exercise basis. As of December 31, 2020, all of the Series D Pre-Funded Warrants have been exercised.

As at March 31, 2021, details of the outstanding warrants were as follows:

Original Issue date	Exercise Price	Warrants Outstanding	Weighted Average Remaining Life

February 14, 2020	0.20	-	-
February 14, 2020	0.15	197,917	3.87
April 9, 2020	0.15	366,585	4.03
May 29, 2020	0.15	276,500	1.16
July 7, 2020	0.16	856,000	1.27
Balance at March 31, 2021		1,697,002

Zomedica Corp.
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2021 and 2020
(Unaudited) (Stated in United States dollars)

13.	Commitments and contingencies

On May 10, 2018, the Company entered into a Development, Commercialization and Exclusive Distribution Agreement. As part of the agreement, the Company is required to make the following future milestone payments:

•	1st payment: $3,500,000 in cash payment upon the achievement of future development milestones

•	2nd payment: $3,500,000 in equity, determined by dividing the amount due by the volume-weighted average price of the Company’s common stock on the NYSE American exchange over the 10 trading days prior to the achievement of the milestone event.

As at March 31, 2021, none of the future development milestones related to the above agreement have been met. The Company has assessed the probability of meeting the above milestones and has determined that an accrual is not necessary at March 31, 2021.

From time to time, the Company may be exposed to claims and legal actions in the normal course of business. As at March 31, 2021, and continuing as of May 12, 2021, the Company is not aware of any pending or threatened material litigation claims against the Company, other than as described below.

On November 1, 2019, Heska Corporation (“Heska”) filed a complaint for damages and injunctive relief (the “Complaint”) in the United States District Court for the Middle District of North Carolina, Case 1:19-cv-01108-LCB-JLW, against Qorvo US, Inc. (“Qorvo US”), Qorvo Biotechnologies, LLC (“Qorvo Biotech” and, together with Qorvo US, “Qorvo”) and the Company (collectively with Qorvo, the “Defendants”) which was amended on November 22, 2019. The amended Complaint alleges, among other things, that the Defendants improperly obtained Heska’s trade secrets and confidential information and/or conspired to use improper means to misappropriate Heska’s trade secrets related to an instrument and related consumable products for performing immunoassay analysis of biomarkers and other substances. The amended Complaint seeks compensatory and exemplary damages, as well as preliminary and permanent injunctive relief to prevent the Defendants from commercializing our TRUFORMA® diagnostic instrument. On January 21, 2020, the Defendants filed a motion seeking dismissal of the Complaint. On February 11, 2020, Heska filed its response to the Defendants’ motion to dismiss to which the Defendants responded on February 25, 2020. Heska subsequently moved to strike a portion of the Defendants’ response. On September 30, 2020, the court denied the Defendants’ motion to dismiss and granted Heska’s motion to strike. On October 14, 2020 the Defendants filed their answer to the amended Complaint. On May 10, 2021, the Defendants filed an updated answer and counterclaims to Heska’s amended complaint alleging unfair and deceptive trade practices claims against Heska. Discovery is ongoing. The Company believes that the allegations in the amended Complaint have no merit and will not have a material adverse effect on our business, results of operations or financial condition.

Under the terms of the Development and Supply Agreement, dated November 26, 2018, by and between Qorvo Biotech and the Company (as amended, the “Qorvo Agreement”), Qorvo Biotech agreed to indemnify the Company and certain related parties against claims alleging infringement or misappropriation of third-party intellectual property rights, subject to certain limitations and exceptions. Qorvo Biotech has notified the Company that Qorvo Biotech has assumed the defense of the amended Complaint and will indemnify the Company for losses arising from the amended Complaint in accordance with the terms of the Qorvo Agreement. Qorvo Biotech has further advised us that it intends to mount a vigorous defense to the claims in the amended Complaint, and that it believes the allegations contained in the amended Complaint are without merit.

Zomedica Corp.
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2021 and 2020
(Unaudited) (Stated in United States dollars)

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

Zomedica Corp.
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2021 and 2020
(Unaudited) (Stated in United States dollars)

14.	Financial instruments (continued)

(d)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. In meeting its liquidity requirements, the Company closely monitors its forecasted cash requirements with expected cash drawdown.

The following are the contractual maturities of the undiscounted cash flows of financial liabilities as at March 31, 2021 and December 31, 2020:

					March 31, 2021
	Less than	3 to 6	6 to 9	9 months	Greater than
	3 months	months	months	1 year	1 year	Total
Third parties
Accounts payable and accrued liabilities	$1,128,233	$-	$-	$-	$-	$1,128,233
Debt obligations	527,360	-	-	-	-	527,360
Lease obligations	75,413	75,980	76,551	78,826	978,470	1,285,240
	$1,731,006	$75,980	$76,551	$78,826	$978,470	$2,940,833

					December 31, 2020
	Less than	3 to 6	6 to 9	9 months	Greater than
	3 months	months	months	1 year	1 year	Total
Third parties
Accounts payable and accrued liabilities	$1,248,628	$-	$-	$-	$-	$1,248,628
Debt obligations	527,360	-	-	-	-	527,360
Lease obligations	59,662	62,463	64,356	66,307	1,087,998	1,340,786
	$1,835,650	$62,463	$64,356	$66,307	$1,087,998	$3,116,774

15.	Segment information

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

	March 31,	December 31,
	2021	2020
Canada	$250,972,315	$53,160,701
US	29,496,408	12,983,333
Total assets	$280,468,723	$66,144,034

Total US property and equipment	$293,516	$583,007
Total US right-of-use asset	1,263,062	1,318,716
	$1,556,578	$1,901,723

Zomedica Corp.
Notes to the condensed consolidated financial statements
For the three months ended March 31, 2021 and 2020
(Unaudited) (Stated in United States dollars)

16.	Loss per share

	For the three months ended March 31, 2021	For the three months ended March 31, 2020

Numerator
Net loss for the period	$(4,036,817)	$(2,450,618)
Charge to retained earnings for preferred share exchange	(32,038,603)	-
Loss attributable to common shareholders	(36,075,420)	(2,450,618)

Denominator
Weighted average shares - basic	890,245,654	118,340,596
Stock options	-	-
Warrants	-	-
Denominator for diluted loss per share	890,245,654	118,340,596

Loss per share - basic and diluted	$(0.04)	$(0.02)

For the above-mentioned periods, the Company had stock options and warrants outstanding which could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would have been anti-dilutive.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Report. This discussion contains forward-looking statements and forward-looking information under applicable Canadian securities legislation (collectively, “forward-looking statements”) that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Report, and those set forth in our most recent Annual Report on Form 10-K particularly those under “Risk Factors” discussed below and in our most recent Annual Report on Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and pursuant to applicable Canadian securities legislation that are based on management’s beliefs and assumptions and on information currently available to management. Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report contain forward-looking statements. In some cases, you can identify forward-looking statements through our use of words such as “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our ability to successfully commercialize our lead product, TRUFORMA®;

•	our ability to successfully expand our internal sales team to market and sell TRUFORMA® and any other products we develop or acquire and the related cost and timing thereof;

•	our ability to obtain funding for our operations;

•	the ability of our contract partners and contractors to appropriately conduct our product development, validation studies, verification studies, and beta testing, and certain other development activities;

•	the ability of our contract manufacturing organizations to manufacture and supply our products;

•	our plans to develop and commercialize our planned and future products;

•	the expected impact of the novel coronavirus pandemic on our operations, including the development, manufacturing, and commercialization of our TRUFORMA® platform and the five initial assays;

•	our ability to develop and commercialize products that can compete effectively;

•	the size and growth of the veterinary diagnostics and medical device markets;

•	our ability to obtain and maintain intellectual property protection for our planned and future products candidates;

•	regulatory developments in the United States;

•	the loss of key personnel;

•	our expectations regarding the period during which we will be an “emerging growth company” under the JOBS Act;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	our ability to maintain the listing of our common shares on the NYSE American exchange; and

•	our status as a “passive foreign investment company” for U.S. federal income tax purposes.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see “Risk Factors” below and in our most recent Annual Report on Form 10-K for additional risks which could adversely impact our business and financial performance.

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

Our strategic focus is on the commercialization of our TRUFORMA® diagnostic biosensor platform and the final development and commercialization of the first five assays for the detection of adrenal and thyroid disorders in cats and dogs. The TRUFORMA® platform uses Bulk Acoustic Wave (BAW) technology to provide a non-optical and fluorescence free detection system for use at the point-of-care. We believe that BAW technology will enable precise and repeatable test results at the point-of-care during a typical veterinary appointment.

As TRUFORMA®’s market presence grew, we intended to transition from a distributor-based sales model to a direct sales organization. However, due to anticipated changes at our current distributor that we believe have impacted its ability to market our products effectively, we will be accelerating that transition and the building of a direct sales organization.

Zomedica currently employs nine direct field commercialization personnel, supported by two regional managers, a Vice President of Sales, and a Chief Commercial Officer.

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

We have performed initial development work on a circulating tumor cell (CTC) “liquid biopsy” product for use in a reference lab setting as a canine cancer diagnostic. This product is intended for use to detect canine cancers faster, more affordably and less invasively compared to existing methods, which can be expensive and cost-prohibitive for pet owners. We have worked on the development of an assay that targets hard-to-diagnose canine cancers, such as hemangiosarcoma and osteosarcoma.

Consistent with our focus on the development of point-of-care diagnostic products, we intend to seek one or more partners for the further development and commercialization of the liquid biopsy product.

Through the year ended December 31, 2020, we were a development-stage company with no commercialized products, and we did not generate any revenue from product sales. We have incurred significant net losses since our inception. We incurred net losses of approximately $4.0 million and approximately $2.5 million for the three months ended March 31, 2021 and March 31, 2020 and approximately $16.9 million and $19.8 million for the years ended December 31, 2020 and December 31, 2019 respectively. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities, and general and administrative costs associated with our operations. As of March 31, 2021, we had an accumulated deficit of approximately $105.0 million and cash and cash equivalents of approximately $276.6 million.

For the foreseeable future, we expect to continue to incur losses, which will increase from historical levels as we continue the commercialization of our TRUFORMA® platform, expand our product development activities, and expand our sales and marketing activities.

For further information on the regulatory, business and product pipeline, please see the “Business” section of this Annual Report on Form 10-K. For further information on the risk factors, please see the “Risk Factors” section of this Annual Report on Form 10-K.

Revenue

We launched our TRUFORMA® platform and our first three assays during the first quarter of 2021. Our revenue consisted of instruments, cartridges, and warranty services sold in the U.S.

Cost of Revenue

Cost of revenue consists primarily of costs related to the costs of manufacturing instruments and cartridges and the related warranty purchases. We expense all inventory obsolescence provisions related to normal manufacturing changes as cost of revenue.

Operating Expenses

The majority of our operating expenses to date have been for the general and administrative activities related to general business activities, capital market activities and stock-based compensation, developing a commercial team, and research and development activities related to our lead product candidates.

Research and Development Expense

All costs of research and development are expensed in the period in which they are incurred. Research and development costs primarily consist of salaries and related expenses for personnel, fees paid to consultants, outside service providers, professional services, travel costs and materials used in clinical trials and research and development.

Selling General and Administrative Expense

Selling, general and administrative expense consists of personnel costs, including salaries, related benefits and stock-based compensation for employees, consultants and directors. General and administrative expenses also include rent and other facilities costs, professional fees, amortization and depreciation.

Income Taxes

As of December 31, 2020, we had net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $19.6 million and non-capital loss carryforwards for Canada of approximately $27.8 million, which will begin to expire in fiscal year 2035. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. We concluded that, due to the uncertainty of realizing any tax benefits as of December 31, 2020, a valuation allowance was necessary to fully offset our deferred tax assets. There has been no significant change in the first three months ended March 31, 2021.

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

Areas where significant judgment is involved in making estimates are the determination of fair value of stock-based compensation, the useful lives of property and equipment, allocation of proceeds from financings to shares and warrants, and fair value of warrants and placement agent warrants.

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

We calculate stock-based compensation using the fair value method, under which the fair value of the options at the grant date is calculated using the Black-Scholes Option Pricing Model, and subsequently expensed over the vesting period of the option using the graded vesting method. The provisions of our stock-based compensation plans do not require us to settle any options by transferring cash or other assets, and therefore we classify the awards as equity. Stock-based compensation expense recognized during the period is based on the value of stock-based payment awards that are ultimately expected to vest. We estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on an average of the term of the options. The risk-free rate assumed in valuing the options is based on the U.S. treasury yield curve in effect at the time of grant for the expected term of the option. The expected dividend yield percentage at the date of grant is zero as we are not expected to pay dividends in the foreseeable future.

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

Results of Operations

Revenue

Revenue for the three months ended March 31, 2021 was $14,124 and resulted from the sale of our TRUFORMA® products and associated warranties. We commenced commercialization of TRUFORMA® on March 15, 2021 and accordingly had only limited sales activity in the first quarter of 2021. We expect that revenue will increase in subsequent periods as we increase our sales and marketing activities and have full periods during which we obtain sales and record related revenue.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2021 was $5,658. As noted above, commercialization of TRUFORMA® commenced on March 15, 2021. We expect that cost of revenue will increase as we sell additional products in subsequent periods.

Research and Development

Research and development expense for the three months ended March 31, 2021 was approximately $0.4 million compared to approximately $0.6 million for the three months ended March 31, 2020, a decrease of approximately $0.2 million, or 34%. The decrease was a result of an overall reduction in research and development activity as we curtailed our drug development activities, and a reduction in development costs related to TRUFORMA® as we completed development of the instrument and three of the first five assays and began commercialization.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended March 31, 2021 was approximately $3.5 million, compared to approximately $1.7 million for the three months ended March 31, 2020, an increase of approximately $1.8 million, or 105%. The increase primarily was due to an increase in share-based compensation expense which was approximately $1.3 million for the three months ended March 31, 2021 compared to approximately $0.2 million for the comparable period in 2020 as a result of stock option grants made during the first quarter of 2021. Other significant increases include professional fees incurred in connection with the exchange of the Series 1 preferred shares, and fees associated with SEC filings for $.7 million.

Net Loss

Our net loss for the three months ended March 31, 2021 was approximately $4.0 million. We also incurred a direct charge to retained earnings as a result of the exchange of the Series 1 preferred shares of approximately $32.0 million as a result of the exchange of the Series 1 preferred shares, resulting in a net loss of $0.04 per share, compared to a net loss of approximately $2.5 million, or $0.02 per share, for the three months ended March 31, 2020, an increase of approximately $1.5 million, or 60%. The net loss in each period was attributed to the matters described above. We expect to continue to record net losses in future periods until such time as we have sufficient revenue from product sales to offset our operating expenses.

Cash Flows

Three months ended March 31, 2021 compared to three months ended March 31, 2020

The following table shows a summary of our cash flows for the periods set forth below:

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020	Change
	$	$	$	%
Cash flows used in operating activities	(2,638,333)	(2,173,127)	(465,206)	21.4%
Cash flows (used in) from investing activities	(18,026)	1,007,513	(1,025,539)	-101.8%
Cash flows from financing activities	217,266,516	2,151,780	215,114,736	9997.1%
Increase in cash	214,610,157	986,166	213,623,991	21662.1%
Cash and cash equivalents, beginning of period	61,991,703	510,586	61,481,117	12041.3%
Cash and cash equivalents , end of period	276,601,860	1,496,752	275,105,108	18380.1%

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was approximately $2.6 million, compared to approximately $2.2 million for the three months ended March 31, 2020, an increase of approximately $0.4 million, or 21%. The increase in cash used in operations primarily resulted from the increase in our operating loss, as well inventory purchases of approximately $0.3 million related to our preparation for commercialization of our TRUFORMA® product, as well as changes in working capital items, offset in part by an increase in non-cash expenses including stock-based compensation of approximately $1.3 million, loss on fixed asset dispositions of approximately $0.2 million and positive changes in other non-cash items.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $18,026, compared to cash from investing activities of approximately $1.0 million for the three months ended March 31, 2020, a decrease of approximately $1.0 million, or 102%. The decrease primarily resulted from cash received from the repurchase of our previously prepaid lease for approximately $1.0 million during the first quarter of 2020.

Financing Activities

Net cash from financing activities for the three months ended March 31, 2021 was approximately $217.3 million, compared to approximately $2.2 million for the three months ended March 31, 2020, an increase of $215.1 million, or 9,997%. Cash from financing activities in the first quarter of 2021 primarily resulted from approximately $199.5 million of proceeds from the February 2021 public offering of our common shares, partially offset by stock issuance costs of approximately $14.3 million.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in May 2015. As of March 31, 2021, we had an accumulated deficit of approximately $105.0 million. We have funded our working capital requirements primarily through the sale of our equity and equity-related securities and the exercise of stock options and warrants.

At March 31, 2021, the Company had cash and cash equivalents of approximately $276.6 million, inventory of approximately $0.3 million, prepaid expenses and deposits of approximately $1.4 million, accounts receivable of $8,535 and tax credits receivable of approximately $0.2 million. At March 31, 2021, current assets amounted to approximately $278.5 million and current liabilities were approximately $2.0 million, resulting in working capital (defined as current assets minus current liabilities) of approximately $276.5 million.

On March 7, 2021, we exchanged the 12 issued and outstanding shares of our Series 1 Preferred Shares for 24,719,101 common shares valued at $44.0 million.

Subsequent to March 31, 2021, warrants and stock options to purchase 625,000 and 1,632,776 common shares, respectively were exercised, resulting in additional cash proceeds of approximately $0.7 million.

In December 2018, we entered into an at-the-market equity offering sales agreement with Cantor Fitzgerald & Co. under which we may sell pursuant to the universal shelf registration statement common shares in the United States only, from time to time, for up to $50.0 million and which was amended on March 25, 2019 to $10.0 million in aggregate sales proceeds in "at the market" transactions. No sales of common shares were made under the sales agreement, and the program was inactive at March 31, 2021.

On October 17, 2017 we entered into a five-year $5,000,000 unsecured working capital facility with Equidebt LLC, one of our shareholders (the “Equidebt Facility”). Amounts borrowed under the Equidebt Facility bear interest at a rate of 14% per annum payable at maturity. All amounts borrowed under the Equidebt Facility become due and payable on October 17, 2022. We can make two borrowings per month under the Equidebt Facility, each of which must be for a minimum of $250,000. No amounts were outstanding under the Equidebt Facility at March 31, 2021.

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

Our future capital requirements depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of researching and developing our current or future product candidates;

•	the number and characteristics of the product candidates we pursue;

•	the cost of manufacturing our current and future product candidates and any products we successfully commercialize;

•	the cost of commercialization activities including marketing, sales, service, customer support and distribution costs;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the scope and terms of our business plans from time to time, and our ability to realize upon our business plans;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation; and

•	the costs associated with additional business development or mergers and acquisitions activity

Off Balance Sheet Arrangements

Since inception, we have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities or variable interest entities.

Outstanding Share Data

The only class of outstanding voting equity securities of the Company are the common shares. As of May 10, 2021,

•	there are 974,350,084 common shares issued and outstanding.

•	there are stock options outstanding under our Stock Option Plan to acquire an aggregate of 34,862,724 common shares.

•	there are common share purchase warrants outstanding to acquire an aggregate of 197,917 common shares at an exercise price of $0.15 per share issued in February 2020.

•	there are common share purchase warrants outstanding to acquire an aggregate of 366,585 common shares at an exercise price of $0.15 per share issued in April 2020.

•	there are common share purchase warrants outstanding to acquire an aggregate of 276,500 common shares at an exercise price of $0.15 per share issued in May 2020.

•	there are common share purchase warrants outstanding to acquire an aggregate of 231,000 common shares at an exercise price of $0.16 per share issued in July 2020.

•	All of the currently outstanding warrants also have a “cashless exercise” feature which is applicable in certain circumstances. The cashless exercise feature could result in the potential issuance of common shares based upon the “in-the-money” value of the applicable warrants at the time of exercise of the applicable warrants. The number of the common shares that may be issued is not determinable. However, the number of common shares that are issuable is based upon a formula contained in the applicable warrants, which determines the number of common shares issuable by dividing the “in-the-money” value (based upon the then current market price, as provided in the applicable warrants) by the then current market price, and multiplying this result by the number of common shares that are issuable under the applicable warrants pursuant to cash exercise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On November 1, 2019, Heska Corporation (“Heska”) filed a complaint for damages and injunctive relief (the “Complaint”) in the United States District Court for the Middle District of North Carolina, Case 1:19-cv-01108-LCB-JLW, against Qorvo US, Inc. (“Qorvo US”), Qorvo Biotechnologies, LLC (“Qorvo Biotech” and, together with Qorvo US, “Qorvo”) and us (collectively with Qorvo, the “Defendants”) which was amended on November 22, 2019. The amended Complaint alleges, among other things, that the Defendants improperly obtained Heska’s trade secrets and confidential information and/or conspired to use improper means to misappropriate Heska’s trade secrets related to an instrument and related consumable products for performing immunoassay analysis of biomarkers and other substances. The amended Complaint seeks compensatory and exemplary damages, as well as preliminary and permanent injunctive relief to prevent the Defendants from commercializing our TRUFORMATM diagnostic instrument. On January 21, 2020, the Defendants filed a motion seeking dismissal of the Complaint. On February 11, 2020, Heska filed its response to the Defendants’ motion to dismiss to which the Defendants responded on February 25, 2020. Heska subsequently moved to strike a portion of the Defendants’ response. On September 30, 2020, the court denied the Defendants’ motion to dismiss and granted Heska’s motion to strike. On October 14, 2020 the Defendants filed their answer to the amended Complaint. On May 10, 2021, the Defendants filed an updated answer and counterclaims to Heska’s amended complaint alleging unfair and deceptive trade practices claims against Heska. Discovery is ongoing. We believe that the allegations in the amended Complaint have no merit and will not have a material adverse effect on our business, results of operations or financial condition.

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

Item 1A. Risk Factors.

If we are unable to establish an effective direct sales capability, our ability to market and sell our existing and future products and our ability to generate product revenue will be materially and adversely affected.

As a result of our experience with the initial commercialization of TRUFORMA®, we have recently changed our sales strategy to focus on enhancing our internal capability to sell our existing and future products. As part of this strategic change, we are hiring additional sales personnel and sales support staff. We expect that expanding our internal sales capability will increase our compensation and other expenses. While members of our management team are experienced in the marketing, sale and distribution of animal diagnostic products, we as a company have not previously commercialized any products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and motivate qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively oversee a geographically dispersed sales team. If we are unable to build an effective sales organization, our ability to sell our existing and future products and our ability to generate product revenue will be materially and adversely affected.

We have used third parties to assist in the sales and distribution of our products. If these third parties are not successful in selling our products or do not adequately perform their obligations, our ability to market and sell our existing and future products and our ability to generate product revenue could be materially and adversely affected.

We have used third parties to assist in the sales and distribution of our TRUFORMA® instrument and related assays. We cannot assure you that these third parties will be successful in selling our products or that they will satisfy their obligations to us. If our sales and distribution partners are not successful in selling our products, or do not adequately perform their obligations, our ability to sell our existing and future products and our ability to generate product revenue could be materially and adversely affected.

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

Zomedica Corp.

By:	/s/ Robert Cohen
Name:	Robert Cohen
Title:	Chief Executive Officer

By:	/s/ Ann Marie Cotter
Name:	Ann Marie Cotter
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amalgamation of Zomedica Corp. and all amendments thereto, as well as all Certificates issued in respect thereto

3.2	Amended and Restated By-Law No. 1 (2nd Version) of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on August 7, 2020 (File No. 001-38298))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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