Form 10-Q
period 2021-06-30
Zomedica Corp.
filed 2021-08-11
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 11, 2021, 979,728,168 shares of the registrant’s common shares, without par value, were issued and outstanding.

ZOMEDICA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Zomedica Corp.

Condensed consolidated balance sheets

As of June 30, 2021, and December 31, 2020

(Unaudited) (Stated in United States dollars)

	June 30,	December 31,
	2021	2020

Assets

Current assets
Cash and cash equivalents	$276,209,816	$61,991,703
Inventory	793,898	-
Prepaid expenses and deposits	222,478	1,727,814
Trade receivables	4,264	-
Other receivables	268,501	146,207
Total current assets	277,498,957	63,865,724

Prepaid expenses and deposits	1,081,083	13,924
Property and equipment, net	265,845	583,007
Right-of-use asset	1,132,548	1,318,716
Intangible assets, net	373,851	362,663
Total assets	$280,352,284	$66,144,034

Liabilities, mezzanine and shareholders' equity

Current liabilities
Accounts payable and accrued liabilities	$3,095,203	$1,248,628
Current portion of debt obligations	-	527,360
Current portion of lease obligations	302,112	252,788
Total current liabilities	3,397,315	2,028,776

Lease obligations	886,956	1,087,998
Total liabilities	4,284,271	3,116,774

Commitments and contingencies (Note 13)

Mezzanine equity:
Series 1 preferred shares, no par value; 20 shares authorized 0 and 12 Series 1 preferred shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	11,961,397

Shareholders' equity
Unlimited common shares, no par value; 977,950,993 and 642,036,228 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	380,222,091	104,783,612
Common shares subscribed	-	459,600
Additional paid-in capital	5,601,641	14,792,276
Accumulated deficit	(109,755,719)	(68,969,625)
Total shareholders' equity	276,068,013	51,065,863

Total liabilities, mezzanine equity and shareholders' equity	$280,352,284	$66,144,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Condensed consolidated statements of loss and comprehensive loss

For the three and six months ended June 30, 2021, and 2020

(Unaudited) (Stated in United States dollars)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Net revenue	$15,693	$-	$29,817	$-
Cost of revenue	35,876	-	41,533	-
Gross profit	(20,183)	-	(11,716)	-

Expenses
Research and development	270,674	3,908,171	683,802	4,503,570
Selling, general and administrative	5,037,729	1,394,374	8,505,399	3,132,481
Loss from operations	(5,328,586)	(5,302,545)	(9,200,917)	(7,636,051)
Interest income	(112,107)	(247)	(167,254)	(328)
Interest expense	6,054	-	6,054	732
(Gain) Loss on disposal of assets	(116)	-	242,947	128,931
Gain on extinguishment of debt	(533,414)	-	(533,414)	-
Other loss (income)	22,196	-	(1,881)	(5,500)
Foreign exchange loss (gain)	(525)	5,691	122	(1,279)
Loss before income taxes	(4,710,674)	(5,307,989)	(8,747,491)	(7,758,607)
Income tax expense	-	-	-	-
Net loss and comprehensive loss	$(4,710,674)	$(5,307,989)	$(8,747,491)	$(7,758,607)

Weighted average number of common shares - basic and diluted	973,656,518	214,830,818	932,959,287	166,814,645

Loss per share - basic and diluted (Note 18)	$(0.005)	$(0.02)	$(0.01)	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Condensed consolidated statements of shareholders’ equity

For the three and six months ended June 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

	Series 1 preferred shares		Common shares
For the six months ending June 30, 2021	Shares	Amount	Shares	Amount	Common stock subscribed	Additional paid-in capital	Accumulated deficit	Total
Balance at December 31, 2020	-	-	642,036,228	$104,783,612	$459,600	$14,792,276	$(68,969,625)	$51,065,863
Stock issuance for financing	-	-	105,013,158	199,525,000	-	-	-	199,525,000
Stock issuance costs	-	-	-	(14,280,914)	-	-	-	(14,280,914)
Stock-based compensation	-	-	-	-	-	3,064,818		3,064,818
Stock issued from warrant exercises	-	-	200,951,905	44,082,183	(459,600)	(11,511,046)	-	32,111,537
Stock issued from stock option exercises	-	-	5,230,601	2,112,210		(744,407)		1,367,803
Preferred share exchange	-	-	24,719,101	44,000,000		-	(32,038,603)	11,961,397
Net loss	-	-	-	-	-	-	(8,747,491)	(8,747,491)
Balance at June 30, 2021	-	-	977,950,993	$380,222,091	$-	$5,601,641	$(109,755,719)	$276,068,013

	Series 1 preferred shares		Common shares
For the three months ending June 30, 2021	Shares	Amount	Shares	Amount	Common stock subscribed	Additional paid-in capital	Accumulated deficit	Total
Balance at March 31, 2021	-	-	972,092,308	$377,970,846	$-	$4,602,089	$(105,045,045)	$277,527,890
Stock issuance costs	-	-	-	453	-	-	-	453
Stock-based compensation	-	-	-	-	-	1,782,076	-	1,782,076
Stock issued from warrant exercises	-	-	628,084	138,582	-	(38,117)	-	100,465
Stock issued from stock option exercises	-	-	5,230,601	2,112,210	-	(744,407)	-	1,367,803
Net loss	-	-	-	-	-	-	(4,710,674)	(4,710,674)
Balance at June 30, 2021	-	-	977,950,993	$380,222,091	$-	$5,601,641	$(109,755,719)	$276,068,013

	Series 1 preferred shares		Common shares
For the six months ending June 30, 2020			Shares	Amount	Common stock subscribed	Additional paid-in capital	Accumulated deficit	Total
Balance at December 31, 2019	12	$11,961,397	108,038,398	$38,566,820	$-	$3,625,083	$(52,057,841)	$2,095,459
Stock, warrants and pre-funded warrants issuance for financing			175,330,001	15,984,325	1,465,500	10,514,458	-	27,964,283
Stock issuance costs			-	(1,755,376)	-	(1,084,024)	-	(2,839,400)
Placement agent warrants			-	(154,767)	-	154,767	-	-
Stock-based compensation			-	-	-	290,866		290,866
Stock issued from exercise of warrants and prefunded warrants			77,671,547	14,687,920	-	(4,861,560)	-	9,826,360
Net loss			-	-	-	-	(7,758,607)	(7,758,607)
Balance at June 30, 2020	12	$11,961,397	361,039,946	$67,328,922	$1,465,500	$8,639,590	$(59,816,448)	$29,578,961

	Series 1 preferred shares		Common shares
For the three months ending June 30, 2020			Shares	Amount	Common stock subscribed	Additional paid-in capital	Accumulated deficit	Total
Balance at March 31, 2020	12	$11,961,397	128,871,732	$39,998,442	$-	$4,500,263	$(54,508,459)	$1,951,643
Stock, warrants and pre-funded warrants issuance for financing			154,496,667	14,278,670	1,465,500	9,720,113	-	25,464,283
Stock issuance costs			-	(1,517,159)	-	(974,021)	-	(2,491,180)
Placement agent warrants			-	(118,951)	-	118,951	-	-
Stock-based compensation			-	-	-	135,844	-	135,844
Stock issued from exercise of warrants and prefunded warrants			77,671,547	14,687,920		(4,861,560)		9,826,360
Net loss			-	-		-	(5,307,989)	(5,307,989)
Balance at June 30, 2021	12	$11,961,397	361,039,946	$67,328,922	$1,465,500	$8,639,590	$(59,816,448)	$29,578,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Condensed consolidated statements of cash flows

For the three and six months ended June 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

	Six months ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(8,747,491)	$(7,758,607)
Adjustments for
Depreciation	114,724	154,275
Amortization - intangible assets	89,468	90,025
Loss on disposal of property and equipment	242,947	69,834
Loss on other assets	5,323	59,097
Gain on extinguishment of debt	(533,414)	-
Stock-based compensation	3,064,818	290,866
Non-cash portion of rent expense	35,182	52,480
Change in non-cash operating working capital
Purchased inventory	(793,898)	-
Prepaid expenses and deposits	437,302	(114,878)
Trade receivable	(4,264)	67,908
Other receivables	(133,114)	78,762
Accounts payable and accrued liabilities	1,846,575	(883,414)
Net cash used in operating activities	(4,375,842)	(7,893,652)

Cash flows from investing activities:
Cash from sale of property and equipment	75	5,400
Investment in intangibles	(98,710)	-
Investment in property and equipment	(42,643)	-
Cash from lease cancellation or modification	-	1,002,113
Net cash (used in) provided by investing activities	(141,278)	1,007,513

Cash flows from financing activities:
Proceeds from issuance of common shares, warrants and pre-funded warrants	199,525,000	26,498,783
Cash received from warrant exercises	32,111,536	9,826,359
Cash received from stock option exercises	1,367,802	-
Cash received from shares to be issued	-	1,465,500
Cash paid on stock issuance costs	(14,269,105)	(2,839,400)
Cash received for government loan	-	527,360
Net cash provided by financing activities	218,735,233	35,478,602

Increase in cash and cash equivalents	214,218,113	28,592,463

Cash and cash equivalents, beginning of period	61,991,703	510,586

Cash and cash equivalents, end of period	$276,209,816	$29,103,049

Supplemental cash flow information:

Interest paid	$-	$651
Interest received	$(111,567)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2021 and 2020

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

2. Basis of preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The Consolidated Balance Sheet as of December 31, 2020, was derived from audited financial statements.

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2021 and 2020

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

Inventories

Inventories are stated at the lower of cost or net realizable value. The Company utilizes specific identification to track inventory costs.  The Company records reserves, when necessary, to reduce the carrying value of inventory to its net realizable value. Management considers forecast demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

The Company allocates revenue to each performance obligation in proportion to the relative standalone selling prices and recognizes revenue when control of the related goods or services is transferred for each obligation. We utilize the observable standalone selling price when available, which represents the price charged for the performance obligation when sold separately.

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

Sales are recorded net of sales tax. Sales tax is charged on sales to end users and remitted to the appropriate state authority.

Accounts receivable are recorded at net realizable value and have payment terms of 30 days.

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

3. Significant accounting policies (continued)

Cost of revenue

Cost of goods sold consists of materials, and shipping costs incurred internally to produce and receive the products. Shipping and handling costs incurred by the Company are included in cost of goods sold.

Comparative figures

Certain prior year amounts have been reclassified to conform to the current year presentation. The change in presentation had no effect on the reported results of operations. Adjustments have been made to the consolidated balance sheets and consolidated statements of loss and comprehensive loss for three and six months ended June 30, 2020. These changes in classification do not affect previously reported cash flows from operating activities in the consolidated statements of cash flows.

4. Prepaid expenses, deposits, and deferred financing costs

	June 30,	December 31,
	2021	2020
Deposits (i)	$1,173,689	$1,469,043
Prepaid marketing	13,993	26,330
Prepaid insurance	33,995	184,154
Other (ii)	81,884	62,211
Total	$1,303,561	$1,741,738

(i)

Deposits include payments made to vendors in advance and are primarily associated with inventory, warranties, and research activity. As of June 30, 2021, and December 31, 2020, the Company classified $1,081,083 and $13,924 as a non-current asset, with the remainder classified as a current asset in the consolidated balance sheets.

(ii)

Other is comprised of deferred financing costs, subscription payments, utilities, travel costs, and software licensing. As of June 30, 2021, and December 31, 2020, the Company classified all amounts as a current asset in the consolidated balance sheets.

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

5. Property and equipment

	June 30,	December 31,
	2021	2020

Computer equipment	$409,825	$364,165
Furniture and equipment	110,244	121,281
Laboratory equipment	225,330	234,087
Leasehold improvements	272,192	571,460
	1,017,591	1,290,993

Accumulated depreciation and amortization	751,745	707,986
Net property and equipment	$265,845	$583,007

Depreciation expense for the three months ended June 30, 2021 and 2020 was $55,398 and $77,859, respectively and for the six months ended June 30, 2021 and 2020 was $114,724 and $154,275, respectively.

6. Intangible assets

	June 30,	December 31,
	2021	2020

Computer software	$28,097	$22,882
Trademarks	16,236	16,236
Website	609,121	513,680
	653,454	552,798

Accumulated amortization	279,603	190,135
Net intangibles	$373,851	$362,663

Amortization expense for the three months ended   June 30, 2021 and 2020 was $45,147 and $44,990, respectively and for the six months ended June 30, 2021 and 2020 was $89,468 and $ 90,025, respectively.

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

7. Leases

On February 1, 2020, the Company cancelled its existing lease with Wickfield Phoenix LLC. and entered a new lease. The new lease period was for 60 months, commencing on February 1, 2020, and ending on January 31, 2025, with a monthly rent payment of $32,452 escalating to $36,525 over the lease period. Upon cancellation of the previous existing lease, the Company received a refund of prepaid rent in the amount of $1,002,113.  The carrying value of the right of use asset was $1,061,210 upon cancellation.  The Company recorded a loss on right-of-use asset of $59,097 in the consolidated statements of comprehensive loss.

On February 1, 2020, the Company recorded a right-of-use asset and a corresponding lease liability in the amount of $1,553,611 using the Company’s incremental borrowing rate of 12%.

On February 1, 2021, the Company downsized its office space and modified its existing lease with Wickfield Phoenix LLC. The new lease period was for 48 months, commencing on February 1, 2021, and ending on January 31, 2025, with a monthly rent payment of $12,039 for the first two months and escalating to $30,911 over the lease period.  The carrying value of the right of use asset was $1,258,263 upon modification.  The Company recorded a gain on right-of-use asset of $731 in the consolidated statements of comprehensive loss.

On February 1, 2021, the Company recorded a right-of-use asset and a corresponding lease liability in the amount of $1,281,609 using the Company’s incremental borrowing rate of 3.95%.

During the three and six months ended June 30, 2021, the Company recognized $85,269 and $176,154 in rent expense with $17,053 and $37,798 recorded in research and development expenses, respectively and $68,216 and $138,776 recorded in general and administrative expense, respectively in the consolidated statements of comprehensive loss.

During the three and six months ended June 30, 2020, the Company recognized $145,823 and $172,291 in rent expense with $21,763 and $38,992 recorded in research and development expenses and $124,060 and $137,630 recorded in general and administrative expense, respectively in the consolidated statements of comprehensive loss.

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

7. Leases (continued)

	June 30, 2021	December 31, 2020
Right-of-use asset
Cost
Aggregate lease commitments	$1,387,655	$2,067,505
Less: impact of present value and lease modification	(129,392)	(513,894)
Balance	1,258,263	1,553,611

Reduction in right-of-use asset
Straight line amortization	142,116	379,043
Interest	(16,400)	(144,148)
Balance	125,716	234,895

Net book value	$1,132,548	$1,318,716

Lease liabilities

Additions	$1,281,609	$1,553,611
Payments	(108,941)	(356,972)
Interest	16,400	144,147
Total lease liabilities	$1,189,068	$1,340,786

Current portion of lease liabilities	302,112	252,788
Long term portion of lease liabilities	886,956	1,087,998
Total lease liabilities	$1,189,068	$1,340,786

Total remaining undiscounted lease liabilities related to the above lease are as follows:

2021 - remainder balance	$169,728	$400,133
2022	348,790	412,137
2023	359,254	424,501
2024	370,031	437,236
2025	30,911	36,526
Total	$1,278,714	$1,710,533

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

8. Loan arrangements

On October 18, 2017, the Company entered into a loan arrangement with a shareholder of the Company, pursuant to which such shareholder has agreed to provide a loan facility to the Company, whereby the Company may borrow up to $5,000,000, with the proceeds to be used for working capital and general corporate purposes. The term of the loan facility is five (5) years, with principal and interest payments being due only at the time of maturity. Under the loan agreement, the Company may borrow in one or more advances, provided however that a minimum amount of $250,000 must be borrowed at any one time and not more than two advances may occur per month. Interest shall accrue at a rate of fourteen percent ( 14%) per annum, payable upon maturity. As of June 30, 2021, no amounts have been borrowed.

The Coronavirus Aid, Relief, and Economic Security Act, or (“CARES”) Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID- 19 pandemic. The CARES Act authorized the Small Business Administration to temporarily guarantee loans under a new loan program called the Paycheck Protection Program (the “Program”). The Program provides for 100% federally guaranteed loans to small businesses to allow employers to keep workers employed and maintain payroll during the pandemic and economic downturn. Under the Program, qualified companies are eligible for a loan in an amount equal to the lesser of $10 million or 2.5x the business’s average monthly payroll. Collateral or guarantor support is not required for the loan.

Under the Program, the borrower is eligible for loan forgiveness up to the amount the borrower spends on certain eligible costs during the 8-week period beginning on the date the proceeds were received on the loan. Eligible costs under the Program include payroll costs, interest on mortgage obligations incurred before the covered period, rent on leasing agreements and utility services. The amount of loan forgiveness is reduced if there is a reduction in the number of employees or a reduction of greater than 25% in wages paid to employees. Under the Program, proceeds that are not forgiven convert to a loan bearing interest at a fixed rate of 1% payable in 18 equal monthly installments commencing after the forgiveness period. The Program was subsequently amended to allow the borrower to use an extended forgiveness period of 24 weeks beginning on the date the proceeds were received on the loan and to extend the repayment period to 54 months commencing after the 24-week forgiveness period.

In April of 2020, the Company received $527,360 under the program.  The receipt was reported as a current liability and accounted for as a loan.  The Company was granted forgiveness on June 13, 2021 and recorded a gain on the extinguishment of debt for $533,414, inclusive of $6,054 in accrued interest.

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

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2021 and 2020

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

Issued and outstanding preferred stock:

	Number of
	preferred	Preferred
	stock	stock amount
Balance at December 31, 2019	12	$11,961,397
Balance at December 31, 2020	12	11,961,397
Stock redemption	(12)	(11,961,397)
Balance at June 30, 2021	-	$-

The Company exchanged the issued and outstanding shares of its Series 1 Preferred Shares on March 7, 2021, for 24,719,101 of common shares valued at $44,000,000. The difference between the carrying value of the preferred shares and the fair value of the common shares exchanged was charged to accumulated deficit.

10. Common shares

The Company is authorized to issue an unlimited number of common shares, without par value.

Issued and outstanding common shares:

	Number of common stock	Common stock amount
Balance at December 31, 2019	108,038,398	$38,566,820
Stock issued from financing (i,ii,iii)	175,330,001	14,074,182
Stock issued from the financing and exercise of prefunded warrants (iv)	12,162,492	1,080,289
Stock issued from the exercise of warrants	65,509,055	13,607,631
Balance at June 30, 2020	361,039,946	67,328,922

Balance at December 31, 2020	642,036,228	$104,783,612
Stock issued from financing (v)	105,013,158	185,244,086
Stock issued from exercises of warrants	200,951,905	44,082,183
Stock issued from exercises of options (Note 11)	5,230,601	2,112,210
Stock issued from preferred share redemption (Note 9)	24,719,101	44,000,000
Balance at June 30, 2021	977,950,993	$380,222,091

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2021 and 2020

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

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

10.  Common shares (continued)

(iii)

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

(iv)

All Series C pre-funded warrants were exercised in June 2020. Upon exercise the value of the warrant exercise was based on the one-day VWAP of the Company stock the day before the exercise request date. The cashless exercise option resulted in the issuance of 12,162,492 shares.

(v)

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

(vi)	Cumulative warrant exercises as of the six months ended June 30, 2021 were as follows:

Warrant series	Warrants exercised	Amount

Series A	21,677,084	$4,293,229
Series B	17,969,833	2,695,475
Series C	133,056,833	19,958,525
Series D	187,269,000	29,963,040
Subtotal	359,972,750	56,910,269
Common stock subscribed	-	(459,600)
Total	359,972,750	$56,450,669

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

11. Stock-based compensation

During the three and six months ended June 30, 2021, the Company issued stock options to purchase an aggregate of 7,800,000 and 9,200,000 common shares.  The options vest over a period of four years and have an expiration period of ten years.  During the three and six months ended June 30, 2021, 5,774,351 options were exercised, and the Company received $1,367,802 in cash receipts.  Of the 5,774,351 options exercised, 5,230,601 shares were issued as of June 30, 2021, and 543,750 shares issued on July 1, 2021.

During the three and six months ended June 30, 2020, the Company issued stock options to purchase an aggregate of 5,056,000 common shares.  The options vest over a period of four years and have an expiration period of five years.  During the three and six months ended June 30, 2020, no stock options were exercised.

The continuity of stock options are as follows:

	Number of Options	Weighted Avg Exercise Price
Balance at December 31, 2020	39,604,515	$0.36
Stock options granted	9,200,000	$0.95
Stock options exercised	(5,774,351)	$0.26
Stock options forfeited	(4,509,015)	$1.36
Stock options cancelled	(200,000)	$1.87
Balance at June 30, 2021	38,321,149	$0.23
Vested at June 30, 2021	10,342,149	$0.27

As of June 30, 2021, details of the issued and outstanding stock options were as follows:

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

11. Stock-based compensation (continued)

Grant date	Exercise price	Number of options issued and outstanding	Number of vested options outstanding	Number of unvested options outstanding	Weighted Avg Remaining Life outstanding (years)
March 14, 2020	0.19	3,253,557	1,900,807	1,352,750	3.71
July 9, 2020	0.18	175,000	43,750	131,250	4.03
August 25, 2020	0.13	38,425	8,425	30,000	4.16
September 29, 2020	0.11	225,000	225,000	-	4.16
October 1, 2020	0.11	266,667	41,667	225,000	4.16
October 20, 2020	0.09	40,000	10,000	30,000	4.31
December 31, 2020	0.23	25,322,500	7,762,500	17,560,000	9.51
February 26, 2021	1.87	600,000	150,000	450,000	9.67
March 1, 2021	2.06	200,000	50,000	150,000	9.67
March 8, 2021	1.88	200,000	50,000	150,000	9.69
March 15, 2021	2.49	200,000	50,000	150,000	9.71
May 12, 2021	0.78	4,600,000	-	4,600,000	9.87
May 14, 2021	0.78	3,200,000	50,000	3,150,000	9.88
Balance at June 30, 2021		38,321,149	10,342,149	27,979,000

The Company calculates volatility of stock-based compensation using the historical price of the Company’s stock. An increase/decrease in the volatility would have resulted in an increase/decrease in the fair value of the options.

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

11.          Stock-based compensation (continued)

The fair value of options granted during the three and six months ended June 30, 2021, and 2020 was estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions

	March 14, 2020	February 26, 2021	March 1, 2021	March 8, 2021
Volatility	87%	117%	117%	117%
Risk-free interest rate	0.49%	0.95%	0.92%	1.07%
Expected life (years)	5	10	10	10
Dividend yield	0%	0%	0%	0%
Common share price	$0.18	$1.87	$2.06	$1.88
Strike price	$0.19	$1.87	$2.06	$1.88
Forfeiture rate	0	0	0	0

	March 15, 2021	May 12, 2021
Volatility	117%	118%
Risk-free interest rate	1.06%	1.11%
Expected life (years)	10	6.21	-	6.22
Dividend yield	0%	0%
Common share price	$2.49	$0.78
Strike price	$2.49	$0.78
Forfeiture rate	0	0

The Company recorded $1,782,076 and $3,064,818 of stock-based compensation for the three and six months ended June 30, 2021.   The Company recorded $135,844 and $290,866 of stock-based compensation for the three and six months ended June 30, 2020.

For the three and six months ended June 30, 2021, the Company recorded cash receipts of $1,367,802 and reclassified $744,407 of additional paid in capital to common stock due to the exercise of stock options.  For the three and six months ended June 30, 2020, the Company recorded zero cash receipts due to the exercise of options.

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2021 and 2020

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

As of June 30, 2021, details of the outstanding warrants were as follows:

Original Issue date	Exercise Price	Warrants Outstanding	Weighted Average Remaining Life

February 14, 2020	0.20	-	-
February 14, 2020	0.15	197,917	3.62
April 9, 2020	0.15	363,501	3.78
May 29, 2020	0.15	276,500	0.91
July 7, 2020	0.16	231,000	1.02
Balance at June 30, 2021		1,068,918

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

13. Commitments and contingencies

On May 10, 2018, the Company entered into a Development, Commercialization and Exclusive Distribution Agreement. As part of the agreement, the Company is required to make the following future milestone payments:

●	1st payment: $3,500,000 in cash payment upon the achievement of future development milestones

●

2nd payment: $3,500,000 in equity, determined by dividing the amount due by the volume-weighted average price of the Company’s common stock on the NYSE American exchange over the 10 trading days prior to the achievement of the milestone event.

As of June 30, 2021, none of the future development milestones related to the above agreement have been met.  The Company has assessed the probability of meeting the above milestones and has determined that an accrual is not necessary as of June 30, 2021, and December 31, 2020.

From time to time, the Company may be exposed to claims and legal actions in the normal course of business. As of June 30, 2021, and continuing as of August 11, 2021, the Company is not aware of any pending or threatened material litigation claims against the Company, other than as described below.

On November 1, 2019, Heska Corporation (“Heska”) filed a complaint for damages and injunctive relief (the “Complaint”) in the United States District Court for the Middle District of North Carolina, Case 1:19-cv-01108-LCB-JLW, against Qorvo US, Inc. (“Qorvo US”), Qorvo Biotechnologies, LLC (“Qorvo Biotech” and, together with Qorvo US, “Qorvo”) and the Company (collectively with Qorvo, the “Defendants”) which was amended on November 22, 2019. The amended Complaint alleges, among other things, that the Defendants improperly obtained Heska’s trade secrets and confidential information and/or conspired to use improper means to misappropriate Heska’s trade secrets related to an instrument and related consumable products for performing immunoassay analysis of biomarkers and other substances. The amended Complaint seeks compensatory and exemplary damages, as well as preliminary and permanent injunctive relief to prevent the Defendants from commercializing our TRUFORMA® diagnostic instrument. On January 21, 2020, the Defendants filed a motion seeking dismissal of the Complaint. On February 11, 2020, Heska filed its response to the Defendants’ motion to dismiss to which the Defendants responded on February 25, 2020. Heska subsequently moved to strike a portion of the Defendants’ response. On September 30, 2020, the court denied the Defendants’ motion to dismiss and granted Heska’s motion to strike. On October 14, 2020, the Defendants filed their answer to the amended Complaint. On May 10, 2021, the Defendants filed an updated answer and counterclaims to Heska’s amended complaint alleging unfair and deceptive trade practices claims against Heska.  Discovery is ongoing.  The Company believes that the allegations in the amended Complaint have no merit and will not have a material adverse effect on our business, results of operations or financial condition.

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

For the three and six months ended June 30, 2021 and 2020

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

The following are the contractual maturities of the undiscounted cash flows of financial liabilities as at March 31, 2021 and December 31, 2020:

					June 30, 2021
	Less than	3 to 6	6 to 9	9 months	Greater than
	3 months	months	months	1 year	1 year	Total
Third parties
Accounts payable and accrued liabilities	$3,095,203	$-	$-	$-	$-	$3,095,203
Lease obligations	73,362	74,089	76,524	78,137	886,956	1,189,068
	$3,168,565	$74,089	$76,524	$78,137	$886,956	$4,284,271

					December 31, 2020
	Less than	3 to 6	6 to 9	9 months	Greater than
	3 months	months	months	1 year	1 year	Total
Third parties
Accounts payable and accrued liabilities	$1,248,628	$-	$-	$-	$-	$1,248,628
Debt obligations	527,360	-	-	-	-	527,360
Lease obligations	59,662	62,463	64,356	66,307	1,087,998	1,340,786
	$1,835,650	$62,463	$64,356	$66,307	$1,087,998	$3,116,774

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and six months ended June 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

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

	June 30,	December 31,
	2021	2020
Canada	$249,894,586	$53,160,701
US	30,457,698	12,983,333
Total assets	$280,352,284	$66,144,034

Total US property and equipment	$265,845	$583,007
Total US right-of-use asset	1,132,548	1,318,716
	$1,398,393	$1,901,723

16. Loss per share

	For the three months ended June 30		For the six months ended June 30
	2021	2020	2021	2020

Numerator
Net loss for the period	$(4,710,674)	$(5,307,989)	$(8,747,491)	$(7,758,607)
Charge to retained earnings for preferred share exchange	-		(32,038,603)	-
Loss attributable to common shareholders	(4,710,674)	(5,307,989)	(40,786,094)	(7,758,607)

Denominator
Weighted average shares - basic	973,656,518	214,830,818	932,959,287	166,814,645
Stock options	-		-
Warrants	-		-
Denominator for diluted loss per share	973,656,518	214,830,818	932,959,287	166,814,645

Loss per share - basic and diluted	$(0.005)	$(0.02)	$(0.04)	$(0.05)

For the above‑mentioned periods, the Company had stock options and warrants outstanding which could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would have been anti‑dilutive.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Report. This discussion contains forward-looking statements as well as forward-looking information under applicable Canadian securities legislation (collectively, “forward-looking statements”) that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Report, and those set forth in our most recent Annual Report on Form 10-K particularly those under “Risk Factors” discussed below and in our most recent Annual Report on Form 10-K and in other reports we file under applicable securities laws.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to successfully commercialize our lead product, TRUFORMA®;

●	our ability to successfully expand our internal sales team to market and sell TRUFORMA® and any other products we develop or acquire and the related cost and timing thereof;

●	our ability to obtain funding for our operations;

●

the ability of our contract partners and contractors to appropriately conduct our product development, validation studies, verification studies, and beta testing, and certain other development activities;

●	the ability of our contract manufacturing organizations to manufacture and supply our products;

●	our plans to develop and commercialize our planned and future products;

●	the impact of the novel coronavirus pandemic on our operations, including the development, manufacturing, and commercialization of our TRUFORMA® platform and the five initial assays;

●	our ability to develop and commercialize products that can compete effectively;

●	the size and growth of the veterinary diagnostics and medical device markets;

●	our ability to obtain and maintain intellectual property protection for our planned and future products candidates;

●	regulatory developments in the United States and other important geographical markets;

●	the loss of key personnel;

●	our expectations regarding the period during which we will be an “emerging growth company” under the JOBS Act;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	our ability to maintain the listing of our common shares on the NYSE American exchange; and

●	our status as a “passive foreign investment company” for U.S. federal income tax purposes.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see “Risk Factors” below and in our most recent Annual Report on Form 10-K and in other reports we file under applicable securities laws for additional risks which could adversely impact our business and financial performance.

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

Our strategic focus has been on the commercialization of our TRUFORMA® diagnostic biosensor platform and the final development and commercialization of the first three assays for the detection of adrenal and thyroid disorders in cats and dogs. We also have continued our efforts on the development of the final two assays and will begin commercialization as soon as they are available. The TRUFORMA® platform uses Bulk Acoustic Wave (BAW) technology to provide a non-optical and fluorescence free detection system for use at the point-of-care. We believe that BAW technology will enable precise and repeatable test results at the point-of-care during a typical veterinary appointment.

We commenced marketing of TRUFORMA® with a distributor-based sales model and intended to transition to a direct sales organization as its market presence grew.  However, due to developments involving our distributor that we believe impacted its ability to market our products effectively, we have accelerated that transition and have focused our efforts on building a direct sales organization.

We employ nine direct field commercialization personnel, supported by two regional directors, a Vice President of Sales, and a Chief Commercial Officer.

We believe that market acceptance of TRUFORMA® has been adversely impacted by delays in the development of our fT4 and ACTH assays by our development partner.  Pending commercial availability of those assays, we have focused on encouraging veterinarians to install the TRUFORMA® instrument in order to test and utilize the TRUFORMA® platform. We expect this initiative to continue through the summer of 2021.

We are also continuing to recruit and hire level sales representatives, professional services veterinarians, and support staff in order both to further the execution of our instrument placement programs and to prepare for an acceleration of our sales efforts once the fT4 and ACTH assays are available for commercial release.

We expect that the fT4 assay will be available for commercial sale in the fall of 2021 and that the ACTH will be available for commercial sale by the end of 2021. We are also continuing development work on three assays to diagnose gastro-intestinal conditions (cPL, Cobalamin and Folate) and are in discussions with our development partner regarding the development order and timing of additional assays. We also expect to commence the marketing of TRUFORMA® in select markets outside the United States sometime during 2022.

We expect to continue the development of another point-of-care diagnostic platform, which is based on miniaturized laser-based Raman spectroscopy technology and is designed to detect pathogens in companion animals. We believe this platform will enable the identification of biological and biochemical signatures in complex biological samples and has the potential to achieve reference lab sensitivity/specificity to screen for a wide range of pathogens in companion animal feces, urine, respiratory, and dermatological samples in minutes without the need for extensive sample prep or the use of reagents. The diagnostic platform has automated analysis and does not require specialized staff training. We believe that this diagnostic platform does not require pre-market regulatory approval for use with companion animals in the United States.

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

Through the year ended December 31, 2020, we were a development-stage company with no commercialized products, and we did not generate any revenue from product sales. We have incurred significant net losses since our inception. We incurred net losses of approximately $4.7 million and $8.7 million for the three and six months ended June 30, 2021 and approximately $5.3 million and $7.8 million for the three and six months ended June 30, 2020. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities, and general and administrative costs associated with our operations.  As of June 30, 2021, we had an accumulated deficit of approximately $109.8 million and cash and cash equivalents of approximately $276.2 million.

For the foreseeable future, we expect to continue to incur losses, which will approximate historical levels as we continue the commercialization of our TRUFORMA® platform and expand our product development and sales and marketing activities.

For further information on the regulatory, business and product pipeline, please see the “Business” section of our Annual Report on Form 10-K. For further information on the risk factors we face, please see the “Risk Factors” section of our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

Revenue

We launched our TRUFORMA® platform and our first three assays during the first quarter of 2021. Our revenue consists of instruments, cartridges, and warranty services sold in the U.S.

Cost of Revenue

Cost of revenue consists primarily of costs related to the costs of purchasing instruments and cartridges and the related warranty purchases. We expense all inventory obsolescence provisions related to normal manufacturing changes as cost of revenue.

Operating Expenses

The majority of our operating expenses to date have been for the general and administrative activities related to general business activities, capital market activities and stock-based compensation, developing a commercial team, and research and development activities related to our lead product candidates.

Research and Development Expense

All costs of research and development are expensed in the period in which they are incurred. Research and development costs primarily consist of salaries and related expenses for personnel, fees paid to consultants, outside service providers, professional services, travel costs and materials used in testing and research and development.

Selling General and Administrative Expense

Selling, general and administrative expense consists of personnel costs, including salaries, related benefits and stock-based compensation for administrative employees, consultants, and directors. These expenses also include costs associated with sales and marketing activity, professional fees, and corporate administrative and overhead costs, including rent and other facilities costs, amortization, and depreciation.

Income Taxes

As of December 31, 2020, we had net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $19.6 million and non-capital loss carryforwards for Canada of approximately $27.8 million, which will begin to expire in fiscal year 2035. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. We concluded that, due to the uncertainty of realizing any tax benefits as of December 31, 2020, a valuation allowance was necessary to fully offset our deferred tax assets. There has been no significant change in the first six months ended June 30, 2021.

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

In addition, as an “emerging growth company” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, and (ii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). These exemptions will apply until December 31, 2022, or until we no longer meet the requirements of being an “emerging growth company,” whichever is earlier.

Because our public float was in excess of $700 million at June 30, 2021, we will no longer be an "emerging growth company" as of December 31, 2021.

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

Results of Operations

Revenue

Revenue for the three and six months ended June 30, 2021 was $15,693 and $29,817, respectively and resulted from the sale of our TRUFORMA® products and associated warranties.  We commenced commercialization of TRUFORMA® on March 15, 2021 and accordingly had only limited sales activity in the first and second quarters of 2021.

As noted in the “Overview” section above, we believe that market acceptance of TRUFORMA® has been adversely impacted by delays in the development of our fT4 and ACTH assays by our development partner.  We expect that market adoption of TRUFORMA® will be challenging until our fT4 and ACTH assays are available for commercial release. We expect that the fT4 assay will be available for commercial sale in the fall of 2021 and that the ACTH assay will be available for commercial sale by the end of 2021.

Cost of Revenue

Cost of revenue for the three and six months ended June 30, 2021 was $35,876 and $41,533, respectively.  As noted above, commercialization of TRUFORMA® commenced on March 15, 2021.  We expect that cost of revenue will increase as we sell additional products in subsequent periods.

Research and Development

Research and development expense for the three and six months ended June 30, 2021 was approximately $0.3 million and approximately $0.7 million, respectively, compared to approximately $3.9 million and $4.5 million for the three and six months ended June 30, 2020, respectively, representing a decrease of approximately $3.6 million, or 93%, over the prior three-month period and a decrease of approximately $3.1 million, or 85%, for the prior six-month period. The decrease in both periods was a result of an overall reduction in research and development activity as we curtailed our drug development activities, and a reduction in development costs related to TRUFORMA® as we completed development of the instrument and three of the first five assays and began transitioning to commercialization activities.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended June 30, 2021 was approximately $5.0 million, compared to approximately $1.4 million for the three months ended June 30, 2020, an increase of approximately $3.6 million, or 261%. The increase primarily was due to an increase in share-based compensation expense which was approximately $1.7 million for the three months ended June 30, 2021, compared to approximately $0.1 million for the comparable period in 2020.  Other significant increases include regulatory fees incurred for the annual shareholders meeting of approximately $0.9 million, salaries of approximately $0.6 million, professional fees approximately $0.3 million contracted expenditures of approximately $0.1 million, and marketing, travel and office expense of $.1 million.

Selling, general and administrative expense for the six months ended June 30, 2021 was approximately $8.5 million, compared to approximately $3.1 million for the six months ended June 30, 2020, an increase of approximately $5.4 million, or 172%. The increase primarily was due to an increase in share-based compensation expense which was approximately $3.0 million for the six months ended June 30, 2021, compared to approximately $0.3 million for the comparable period in 2020 as a result of stock option grants made during the first quarter of 2021.  Other significant increases include professional fees of approximately $1 million, related primarily to the exchange of our Series 1 preferred stock and our SEC filings, regulatory fees incurred for the annual shareholders meeting of approximately $0.9 million, salaries of approximately $0.6 million, contracted expenditures of approximately $0.1 million, and marketing, travel and office expense of $.1 million.

Net Loss

Our net loss for the three and six months ended June 30, 2021 was approximately $4.7 million, or $.005 per share, and approximately $8.7 million, or $0.01 per share,  respectively, compared to a net loss of approximately $5.3 million, or $0.02 per share, for the three months ended June 30, 2020, an increase in income of approximately $0.6 million, or 11% and a net loss of approximately $7.8 million, or $0.05 per share for the six months ended June 30, 2020, a decrease in income of approximately $0.9 million, or 13%. The net loss in each period was attributed to the matters described above. We expect to continue to record net losses in future periods until such time as we have sufficient revenue from product sales to offset our operating expenses.

Cash Flows

Six months ended June 30, 2021 compared to six months ended June 30, 2020

The following table shows a summary of our cash flows for the periods set forth below:

	Six months ended June 30,
	2021	2020	Change
			$	%
Cash flows used in operating activities	$(4,375,842)	$(7,893,652)	3,517,810	-45%
Cash flows (used) provided by investing activities	(141,278)	1,007,513	(1,148,791)	-114%
Cash flow provided by financing activities	218,735,233	35,478,602	183,256,631	517%
Increase in cash and cash equivalents	214,218,113	28,592,463	185,625,650	649%
Cash and cash equivalents, beginning of period	61,991,703	510,586	61,481,117	12041%
Cash and cash equivalents, end of period	$276,209,816	$29,103,049	247,106,767	849%

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was approximately $4.4 million, compared to approximately $7.9 million for the six months ended June 30, 2020, a decrease of approximately $3.5 million, or 45%.  Approximately $3.0 million of current period expense is non-cash expense associated with stock compensation, recorded as a result of stock option grants in 2020, compared to the prior period of approximately $0.3 million, approximately $0.5 million in gains recognized on extinguishment of debt, and a loss on disposal of property of $0.2 million.  Other non-cash activity included amortization and depreciation of approximately $0.2 million. Accounts payable increased by approximately $1.9 million, offset in part by an increase in inventory purchases of approximately $0.8 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was approximately $0.1 million, compared to net cash provided of approximately $1.0 million for the six months ended June 30, 2020, an increase in net cash used of approximately $1.1 million, or 114%. The increase in net cash used in investing activities was due to the receipt of cash from the modification of our lease in the first half of 2020 compared to investments of intangible and other property and equipment in the current period.

Financing Activities

Net cash from financing activities for the six months ended June 30, 2021 was approximately $218.7 million, compared to approximately $35.5 million for the six months ended June 30, 2020, an increase of approximately $183.2 million, or 517%. The increase resulted primarily from the sale of our equity securities for total gross proceeds of approximately $199.5 million, cash received of approximately $32.1 million from warrant exercises, and cash received of approximately $1.4 million from stock option exercises, offset by stock issuance costs of approximately $14.3 million.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in May 2015. As of June 30, 2021, we had an accumulated deficit of approximately $109.8 million. We have funded our working capital requirements primarily through the sale of our equity and equity-related securities and the exercise of stock options and warrants.

At June 30, 2021, the Company had cash and cash equivalents of approximately $276.2 million, inventory of approximately $0.8 million, prepaid expenses and deposits of approximately $0.2 million, accounts receivable of $4,264 and other receivables of approximately $0.3 million. At June 30, 2021, current assets amounted to approximately $277.5 million and current liabilities were approximately $3.4 million, resulting in working capital (defined as current assets minus current liabilities) of approximately $274.1 million.

Subsequent to June 30, 2021, stock options to purchase 1,233,425 common shares were exercised, resulting in additional cash proceeds of approximately $0.3 million.

On October 17, 2017, we entered into a five-year $5,000,000 unsecured working capital facility with Equidebt LLC, one of our shareholders (the “Equidebt Facility”).  Amounts borrowed under the Equidebt Facility bear interest at a rate of 14% per annum payable at maturity. All amounts borrowed under the Equidebt Facility become due and payable on October 17, 2022.  We can make two borrowings per month under the Equidebt Facility, each of which must be for a minimum of $250,000. No amounts were outstanding under the Equidebt Facility at June 30, 2021.

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

Our future capital requirements depend on many factors, including, but not limited to:

●	the scope, progress, results and costs of researching and developing our current or future product candidates;

●	the number and characteristics of the product candidates we pursue;

●	the cost of manufacturing our current and future product candidates and any products we successfully commercialize;

●	the cost of commercialization activities including marketing, sales, service, customer support and distribution costs;

●	the expenses needed to attract and retain skilled personnel;

●	the costs associated with being a public company;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

●	the scope and terms of our business plans from time to time, and our ability to realize upon our business plans;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation; and

●	the costs associated with additional business development or mergers and acquisitions activity

Off Balance Sheet Arrangements

Since inception, we have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities or variable interest entities.

Outstanding Share Data

The only class of outstanding voting equity securities of the Company are the common shares. As of August 11, 2021,

●	there are 979,728,168 common shares issued and outstanding.

●	there are stock options outstanding under our Stock Option Plan to acquire an aggregate of 37,087,724 common shares.

●	there are common share purchase warrants outstanding to acquire an aggregate of 197,917 common shares at an exercise price of $0.15 per share issued in February 2020.

●	there are common share purchase warrants outstanding to acquire an aggregate of 366,585 common shares at an exercise price of $0.15 per share issued in April 2020.

●	there are common share purchase warrants outstanding to acquire an aggregate of 276,500 common shares at an exercise price of $0.15 per share issued in May 2020.

●	there are common share purchase warrants outstanding to acquire an aggregate of 231,000 common shares at an exercise price of $0.16 per share issued in July 2020.

●

All of the currently outstanding warrants also have a “cashless exercise” feature which is applicable in certain circumstances. The cashless exercise feature could result in the potential issuance of common shares based upon the “in-the-money” value of the applicable warrants at the time of exercise of the applicable warrants. The number of the common shares that may be issued is not determinable. However, the number of common shares that are issuable is based upon a formula contained in the applicable warrants, which determines the number of common shares issuable by dividing the “in-the-money” value (based upon the then current market price, as provided in the applicable warrants) by the then current market price and multiplying this result by the number of common shares that are issuable under the applicable warrants pursuant to cash exercise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

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

3.1

Articles of Amalgamation of Zomedica Corp. and all amendments thereto, as well as all Certificates issued in respect thereto (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 12, 2021 (File No. 001-38298))

3.2

Amended and Restated By-Law No. 1 (2nd Version) of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on August 7, 2020 (File No. 001-38298))

10.1

Separation Agreement between the Company and Stephanie Morley, dated May 14, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on May 17, 2021 (File No. 001-38298))

10.2

Consulting Agreement between the Company and Stephanie Morley, dated May 14, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on May 17, 2021 (File No. 001-38298))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

(1) These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

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