Form 10-Q
period 2021-09-30
Zomedica Corp.
filed 2021-11-12
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

As of November 12, 2021, 979,894,668 shares of the registrant’s common shares, without par value, were issued and outstanding.

Zomedica Corp.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Zomedica Corp.

Condensed consolidated balance sheets

As of September 30, 2021, and December 31, 2020

(Unaudited) (Stated in United States dollars)

	September 30,	December 31,
	2021	2020

Assets

Current assets
Cash and cash equivalents	$271,411,043	$61,991,703
Inventory	1,423,923	-
Prepaid expenses and deposits	1,633,846	1,727,814
Trade receivables	6,938	-
Other receivables	258,359	146,207
Total current assets	274,734,109	63,865,724

Prepaid expenses and deposits	168,020	13,924
Property and equipment, net	706,266	583,007
Right-of-use asset	1,419,790	1,318,716
Intangible assets, net	473,966	362,663
Total assets	$277,502,151	$66,144,034

Liabilities, mezzanine and shareholders' equity

Current liabilities
Accounts payable and accrued liabilities	$4,464,874	$1,248,628
Current portion of debt obligations	-	527,360
Current portion of lease obligations	407,278	252,788
Total current liabilities	4,872,152	2,028,776

Lease obligations	1,069,687	1,087,998
Total liabilities	5,941,839	3,116,774

Commitments and contingencies (Note 13)

Mezzanine equity:
Series 1 preferred shares, no par value;
20 shares authorized
0 and 12 Series 1 preferred shares issued and outstanding	-	11,961,397
at September 30, 2021 and December 31, 2020, respectively

Shareholders' equity
Unlimited common shares, no par value;
979,738,168 and 642,036,228 issued and outstanding	380,928,831	104,783,612
at September 30, 2021 and December 31, 2020, respectively
Common shares subscribed	-	459,600
Additional paid-in capital	6,732,887	14,792,276
Accumulated deficit	(116,101,406)	(68,969,625)
Total shareholders' equity	271,560,312	51,065,863

Total liabilities, mezzanine equity and shareholders' equity	$277,502,151	$66,144,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Condensed consolidated statements of loss and comprehensive loss

For the three and nine months ended September 30, 2021, and 2020

(Unaudited) (Stated in United States dollars)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Net revenue	$22,514	$-	$52,331	$-
Cost of revenue	17,899	-	59,433	-
Gross profit	4,615	-	(7,102)	-

Expenses
Research and development	288,453	2,702,103	1,008,083	7,205,674
Selling, general and administrative	6,124,382	2,298,330	14,593,952	5,430,812
Loss from operations	(6,408,220)	(5,000,433)	(15,609,137)	(12,636,486)
Interest income	(94,302)	(21,238)	(261,556)	(21,566)
Interest expense	-	-	6,054	732
Loss on disposal of assets	26,760	-	269,707	128,931
Gain on extinguishment of debt	-	-	(533,414)	-
Other gains	(600)	(1,963)	(2,481)	(7,463)
Foreign exchange loss	5,609	2,743	5,731	1,462
Loss before income taxes	(6,345,687)	(4,979,975)	(15,093,178)	(12,738,582)
Income tax expense	-	-	-	-
Net loss and comprehensive loss	$(6,345,687)	$(4,979,975)	$(15,093,178)	$(12,738,582)

Weighted average number of common shares - basic and diluted	978,494,076	550,541,878	948,664,410	291,314,002

Loss per share - basic and diluted (Note 16)	$(0.01)	$(0.01)	$(0.05)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Condensed consolidated statements of shareholders’ equity

For the three and nine months ended September 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

	Series 1 preferred shares		Common shares		Common stock	Additional paid-	Accumulated
For the nine months ending September 30, 2021	Shares	Amount	Shares	Amount	subscribed	in capital	deficit	Total
Balance at December 31, 2020	-	-	642,036,228	$104,783,612	$459,600	$14,792,276	$(68,969,625)	$51,065,863
Stock issuance for financing	-	-	105,013,158	199,525,000	-	-	-	199,525,000
Stock issuance costs	-	-	-	(14,280,914)	-	-	-	(14,280,914)
Stock-based compensation	-	-	-	-	-	4,502,597	-	4,502,597
Stock issued from warrant exercises	-	-	200,951,905	44,082,183	(459,600)	(11,511,046)	-	32,111,537
Stock issued from stock option exercises	-	-	7,017,776	2,818,950	-	(1,050,940)	-	1,768,010
Preferred share exchange	-	-	24,719,101	44,000,000	-	-	(32,038,603)	11,961,397
Net loss	-	-	-	-	-	-	(15,093,178)	(15,093,178)
Balance at September 30, 2021	-	-	979,738,168	$380,928,831	$-	$6,732,887	$(116,101,406)	$271,560,312

	Series 1 preferred shares		Common shares		Common stock	Additional paid-	Accumulated
For the three months ending September 30, 2021	Shares	Amount	Shares	Amount	subscribed	in capital	deficit	Total
Balance at June 30, 2021	-	-	977,950,993	$380,222,091	$-	$5,601,641	$(109,755,719)	$276,068,013
Stock-based compensation	-	-	-	-	-	1,437,778	-	1,437,778
Stock issued from stock option exercises	-	-	1,787,175	706,740	-	(306,532)	-	400,208
Net loss	-	-	-	-	-	-	(6,345,687)	(6,345,687)
Balance at September 30, 2021	-	-	979,738,168	$380,928,831	$-	$6,732,887	$(116,101,406)	$271,560,312

	Series 1 preferred shares		Common shares		Common stock	Additional paid-in	Accumulated
For the nine months ending September 30, 2020			Shares	Amount	subscribed	capital	deficit	Total
Balance at December 31, 2019	12	$11,961,397	108,038,398	$38,566,820	$-	$3,625,083	$(52,057,841)	$2,095,459
Stock, warrants and pre-funded warrants issuance for financing			337,830,001	32,275,266	-	24,221,017	-	56,496,283
Stock issuance costs			-	(2,979,594)	-	(2,128,021)	-	(5,107,615)
Placement agent warrants			-	(154,767)	-	154,767	-	-
Stock-based compensation			-	-	-	478,835	-	478,835
Stock issued from exercise of warrants and prefunded warrants			118,183,039	20,250,412	-	(8,095,003)	-	12,155,409
Net loss			-	-	-	-	(12,738,582)	(12,738,582)
Balance at September 30, 2020	12	$11,961,397	564,051,438	$87,958,137	$-	$18,256,678	$(64,796,423)	$53,379,789

	Series 1 preferred shares		Common shares		Common stock	Additional paid-in	Accumulated
For the three months ending September 30, 2020			Shares	Amount	subscribed	capital	deficit	Total
Balance at June 30, 2020	12	$11,961,397	361,039,946	$67,328,922	$1,465,500	$8,639,590	$(59,816,448)	29,578,961
Stock, warrants and pre-funded warrants issuance for financing			162,500,000	16,290,941	(1,465,500)	13,706,559	-	28,532,000
Stock issuance costs			-	(1,224,218)	-	(1,043,997)	-	(2,268,215)
Placement agent warrants			-	-	-	-	-	-
Stock-based compensation			-	-	-	187,969	-	187,969
Stock issued from exercise of warrants and prefunded warrants			40,511,492	5,562,492	-	(3,233,443)	-	2,329,049
Net loss			-	-	-	-	(4,979,975)	(4,979,975)
Balance at September 30, 2020	12	$11,961,397	564,051,438	$87,958,137	$-	$18,256,678	$(64,796,423)	$53,379,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Condensed consolidated statements of cash flows

For the three and nine months ended September 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

	Nine months ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(15,093,178)	$(12,738,582)
Adjustments for
Depreciation	175,168	232,475
Amortization - intangible assets	136,200	177,873
Loss on disposal of property and equipment	247,753	69,834
Loss on other assets	5,323	59,097
Gain on extinguishment of debt	(533,414)	-
Stock-based compensation	4,502,597	478,835
Non-cash portion of rent expense	35,838	16,051
Change in non-cash operating working capital
Purchased inventory	(1,875,423)	-
Prepaid expenses and deposits	(61,004)	(1,003,091)
Trade receivable	(6,938)	-
Other receivables	(122,972)	(61,651)
Accounts payable and accrued liabilities	3,216,246	(787,124)
Net cash used in operating activities	(9,373,804)	(13,556,283)

Cash flows from investing activities:
Cash from sale of property and equipment	225	5,400
Investment in intangibles	(245,560)	-
Investment in property and equipment	(96,964)	(613)
Cash from lease cancellation or modification	-	1,002,113
Net cash (used in) provided by investing activities	(342,299)	1,006,900

Cash flows from financing activities:
Proceeds from issuance of common shares, warrants and pre-funded warrants	199,525,000	56,496,283
Cash received from warrant exercises	32,111,537	12,155,409
Cash received from stock option exercises	1,768,010	-
Cash received from shares to be issued	-	-
Cash paid on stock issuance costs	(14,269,104)	(5,107,615)
Cash received for government loan	-	527,360
Net cash provided by financing activities	219,135,443	64,071,437

Increase in cash and cash equivalents	209,419,340	51,522,054

Cash and cash equivalents, beginning of period	61,991,703	510,586

Cash and cash equivalents, end of period	$271,411,043	$52,032,640

Noncash investing and financing activities
Transfer of inventory into property and equipment	$451,500	$-
Deferred financing fees charged to stock issuance costs	$11,810	$-
Account receivable recorded in intercompany account	$(990)	$-
Net equity effect of preferred share exchange	$(11,961,397)	$-

Supplemental cash flow information:

Interest paid	$-	$651
Interest received	$228,881	$14,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2020

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

2. Basis of preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The Consolidated Balance Sheet as of December 31, 2020, was derived from audited financial statements.

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2020

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

Intangible Assets

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life.

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

The Company’s contracts with customers are generally comprised of purchase orders for the sale of the point of care diagnostic instrument, consumable products, and warranties, or some variation thereof. The instrument and consumables each represent a single performance obligation when sold separately, that is satisfied at a point in time upon transfer of control of the product to the customer which is typically upon receipt of the goods by the customer. The warranties are also a separate performance obligation, whereby revenue is recognized over time.

Sales are recorded net of sales tax. Sales tax is charged on sales to end users and remitted to the appropriate state authority.

Accounts receivable are recorded at net realizable value and have payment terms of 30 days.

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

3. Significant accounting policies (continued)

Cost of revenue

Cost of goods sold consists of materials, and shipping costs incurred internally to produce and receive the products. Shipping and handling costs incurred by the Company are included in cost of goods sold.

Comparative figures

Certain prior year amounts have been reclassified to conform to the current year presentation. The change in presentation had no effect on the reported results of operations. Adjustments have been made to the consolidated balance sheets and consolidated statements of loss and comprehensive loss for three and six months ended September 30, 2020. These changes in classification do not affect previously reported cash flows from operating activities in the consolidated statements of cash flows.

4. Prepaid expenses, deposits, and deferred financing costs

	September 30,	December 31,
	2021	2020
Deposits (i)	$1,256,094	$1,469,043
Prepaid marketing	64,300	26,330
Prepaid insurance	380,254	184,154
Other (ii)	101,218	62,211
Total	$1,801,866	$1,741,738

(i)

Deposits include payments made to vendors in advance and are primarily associated with inventory, warranties, and research activity. As of September 30, 2021, and December 31, 2020, the Company classified $168,020 and $13,924 as a non-current asset, with the remainder classified as a current asset in the consolidated balance sheets.

(ii)

Other is comprised of deferred financing costs, subscription payments, utilities, travel costs, and software licensing. As of September 30, 2021, and December 31, 2020, the Company classified all amounts as a current asset in the consolidated balance sheets.

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

5. Property and equipment

	September 30,	December 31,
	2021	2020

Computer equipment	$901,379	$364,165
Furniture and equipment	110,244	121,281
Laboratory equipment	225,330	234,087
Leasehold improvements	275,149	571,460
	1,512,102	1,290,993

Accumulated depreciation and amortization	805,836	707,986
Net property and equipment	$706,266	$583,007

Depreciation expense for the three months ended September 30, 2021 and 2020 was $60,445 and $78,200, respectively and for the nine months ended September 30, 2021 and 2020 was $175,168 and $232,475, respectively.

.

6. Intangible assets

	September 30,	December 31,
	2021	2020

Computer software	28,097	$22,882
Trademarks	16,236	16,236
Website	755,968	513,680
	800,301	552,798

Accumulated amortization	326,335	190,135
Net intangibles	$473,966	$362,663

Amortization expense for the three months ended September 30, 2021 and 2020 was $46,732 and $45,399, respectively and for the nine months ended September 30, 2021 and 2020 was $136,200 and $135,425, respectively.

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

7. Leases

On February 1, 2020, the Company cancelled its existing lease with Wickfield Phoenix LLC. and entered a new lease. The new lease period was for 60 months, commencing on February 1, 2020, and ending on January 31, 2025, with a monthly rent payment of $32,452 escalating to $36,525 over the lease period. Upon cancellation of the previous existing lease, the Company received a refund of prepaid rent in the amount of $1,002,113. The carrying value of the right of use asset was $1,061,210 upon cancellation. The Company recorded a loss on right-of-use asset of $59,097 during the three months ended March 31, 2020 in the consolidated statements of comprehensive loss.

On February 1, 2020, the Company recorded a right-of-use asset and a corresponding lease liability in the amount of $1,553,611 using the Company’s incremental borrowing rate of 12%.

On February 1, 2021, the Company downsized its office space and modified its existing lease with Wickfield Phoenix LLC. The new lease period was for 48 months, commencing on February 1, 2021, and ending on January 31, 2025, with a monthly rent payment of $12,039 for the first two months and escalating to $30,911 over the lease period. The carrying value of the right of use asset was $1,258,263 upon modification. The Company recorded a gain on right-of-use asset of $731 during the three months ended March 31, 2021 in the consolidated statements of comprehensive loss.

On February 1, 2021, the Company recorded a right-of-use asset and a corresponding lease liability in the amount of $1,281,609 using the Company’s incremental borrowing rate of 3.95%.

On September 15, 2021, the Company entered into an additional lease with Wickfield Phoenix LLC for warehousing space. The new lease period is for 41 months, commencing on September 15, 2021, and ending on January 31, 2025, with a monthly rent payment of recorded a right-of-use asset and a corresponding lease liability in the amount of $4,580 for the first month and escalating to $10,009 over the lease period. The Company recorded a right-of-use asset and corresponding lease liability for $365,840 using the Company’s incremental borrowing rate of 3.95%.

During the three and nine months ended September 30, 2021, the Company recognized $93,980 and $270,554 in rent expense, $3,882 of the expense was for common area maintenance charges, with $31,605 and $69,403 recorded in research and development expenses, respectively and $62,375 and $201,151 recorded in general and administrative expense, respectively in the consolidated statements of comprehensive loss.

During the three and nine months ended September 30, 2020, the Company recognized $103,375 and $279,997 in rent expense with $17,229 and $56,221 recorded in research and development expenses and $86,146 and $223,776 recorded in general and administrative expense, respectively in the consolidated statements of comprehensive loss.

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

7. Leases (continued)

	September 30, 2021	December 31, 2020
Right-of-use asset
Cost
Aggregate lease commitments	$1,778,798	$2,067,505
Less: impact of present value and lease modification	(154,695)	(513,894)
Balance	1,624,103	1,553,611

Reduction in right-of-use asset
Straight line amortization	232,214	379,043
Interest	(27,901)	(144,148)
Balance	204,313	234,895

Net book value	$1,419,790	$1,318,716

Lease liabilities

Additions	$1,647,449	$1,553,611
Payments	(198,385)	(356,972)
Interest	27,901	144,147
Total lease liabilities	$1,476,965	$1,340,786

Current portion of lease liabilities	407,278	252,788
Long term portion of lease liabilities	1,069,687	1,087,998
Total lease liabilities	$1,476,965	$1,340,786

Total remaining undiscounted lease liabilities related to the above lease are as follows:

2021 - remainder balance	$112,342	$400,133
2022	461,727	412,137
2023	475,579	424,501
2024	489,845	437,236
2025	40,920	36,526
Total	$1,580,413	$1,710,533

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

8. Loan arrangements

On October 18, 2017, the Company entered into a loan arrangement with a shareholder of the Company, pursuant to which such shareholder has agreed to provide a loan facility to the Company, whereby the Company may borrow up to $5,000,000, with the proceeds to be used for working capital and general corporate purposes. The term of the loan facility is five (5) years, with principal and interest payments being due only at the time of maturity. Under the loan agreement, the Company may borrow in one or more advances, provided however that a minimum amount of $250,000 must be borrowed at any one time and not more than two advances may occur per month. Interest shall accrue at a rate of fourteen percent (14%) per annum, payable upon maturity. As of September 30, 2021, no amounts have been borrowed.

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

For the three and nine months ended September 30, 2021 and 2020

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

Issued and outstanding preferred stock:

	Number of	Preferred
	preferred stock	stock amount
Balance at December 31, 2019	12	$11,961,397
Balance at December 31, 2020	12	11,961,397
Stock exchanged	(12)	(11,961,397)
Balance at September 30, 2021	-	$-

The Company exchanged the issued and outstanding shares of its Series 1 Preferred Shares on March 7, 2021, for 24,719,101 of common shares valued at $44,000,000. The difference between the carrying value of the preferred shares and the fair value of the common shares exchanged of $32,038,603 was charged to accumulated deficit.

10. Common shares

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

For the three and nine months ended September 30, 2021 and 2020

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

For the three and nine months ended September 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

10. Common shares (continued)

(iv)

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

(v)

All Series C pre-funded warrants were exercised in June 2020. Upon exercise the value of the warrant exercise was based on the one-day VWAP of the Company stock the day before the exercise request date. The cashless exercise option resulted in the issuance of 12,162,492 shares.

(vi)

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

The direct cash costs related to the issuance of the common shares and warrants issued in February 2021 were $14,2980,914. These direct costs were recorded as an offset against the statement of shareholders’ equity with the entirety recorded under common shares.

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

11. Stock-based compensation

During the three and nine months ended September 30, 2021, the Company issued stock options to purchase an aggregate of 2,900,000 and 12,100,000 common shares. The options vest over a period of four years and have an expiration period of ten years. During the three and nine months ended September 30, 2021, 1,787,175, and 7,017,776 options were exercised, and the Company received $400,208 and $1,768,011 in cash receipts and reclassified $306,532 and $1,050,940 of additional paid in capital to common stock due to the exercise of stock options.

During the three and nine months ended September 30, 2020, the Company issued stock options to purchase an aggregate of 515,000 and 7,571,000 common shares. The options vest over a period of four years and have an expiration period of five years. During the three and nine months ended September 30, 2020, no stock options were exercised.

The Company recorded $1,437,778 and $4,502,597 of stock-based compensation for the three and nine months ended September 30, 2021. The Company recorded $187,969 and $478,835 of stock-based compensation for the three and nine months ended September 30, 2020.

The continuity of stock options are as follows:

	Number of Options	Weighted Avg Exercise Price
Balance at December 31, 2020	39,604,515	$0.36
Stock options granted	12,100,000	$0.86
Stock options exercised	7,017,776	$0.25
Unvested stock options forfeited	1,670,000	$0.64
Vested stock options exprired	4,034,015	$1.52
Balance at September 30, 2021	38,982,724	$0.40
Vested at September 30, 2021	9,152,474	$0.28

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

11. Stock-based compensation (continued)

As of September 30, 2021, details of the issued and outstanding stock options were as follows:

Grant date	Exercise price	Number of options issued and outstanding	Number of vested options outstanding	Number of unvested options outstanding	Weighted Avg Remaining Life outstanding (years)
March 14, 2020	0.19	3,028,557	1,675,807	1,352,750	3.45
July 9, 2020	0.18	175,000	87,500	87,500	3.78
August 25, 2020	0.13	20,000	-	20,000	3.90
September 29, 2020	0.11	225,000	225,000	-	4.00
October 1, 2020	0.11	266,667	41,667	225,000	4.01
October 20, 2020	0.09	25,000	10,000	15,000	4.06
December 31, 2020	0.23	24,142,500	6,762,500	17,380,000	4.25
February 26, 2021	1.87	600,000	150,000	450,000	4.41
March 1, 2021	2.06	200,000	50,000	150,000	4.42
March 8, 2021	1.88	200,000	50,000	150,000	4.44
March 15, 2021	2.49	200,000	50,000	150,000	4.46
May 12, 2021	0.78	3,800,000	-	3,800,000	4.62
May 14, 2021	0.75	3,200,000	50,000	3,150,000	4.62
August 11, 2021	0.57	1,300,000	-	1,300,000	4.87
August 18, 2021	0.50	200,000	-	200,000	4.88
August 23, 2021	0.50	100,000	-	100,000	4.90
September 13,2021	0.57	800,000	-	800,000	4.96
September 27,2021	0.54	500,000	-	500,000	4.99
Balance at September 30, 2021		38,982,724	9,152,474	29,830,250

The Company calculates volatility of stock-based compensation using the historical price of the Company’s stock. An increase/decrease in the volatility would have resulted in an increase/decrease in the fair value of the options.

The fair value of options granted during the three and nine months ended September 30, 2021 was estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions:

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

	February 26, 2021	March 1, 2021	March 8, 2021	March 15, 2021
Volatility	117%	117%	117%	117%
Risk-free interest rate	0.95%	0.92%	1.07%	1.06%
Expected life	10 years	10 years	10 years	10 years
Dividend yield	0%	0%	0%	0%
Common share price	$1.87	$2.06	$1.88	$2.49
Strike price	$1.87	$2.06	$1.88	$2.49
Forfeiture rate	zero	zero	zero	zero

	May 12, 2021	August 11, 2021	August 23, 2021	September 13, 2021
Volatility	118%	116%	116%	116%
Risk-free interest rate	1.11%	0.96%	0.92%	0.96%
Expected life	6.21 - 6.22 Years	6.18 - 6.25	6.25	6.25
Dividend yield	0%	0%	0%	0%
Common share price	$0.78	$0.56	$0.50	$0.57
Strike price	$0.78	$0.57	$0.50	$0.57
Forfeiture rate	zero	zero	zero	zero

September 27, 2021
Volatility	116%
Risk-free interest rate	1.14%
Expected life	6.25
Dividend yield	0%
Common share price	$0.54
Strike price	$0.54
Forfeiture rate	zero

12. Warrants

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

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2020

(Unaudited) (Stated in United States dollars)

12. Warrants (continued)

As of September 30, 2021, details of the outstanding warrants were as follows:

Original Issue date	Exercise Price	Warrants Outstanding	Weighted Average Remaining Life

February 14, 2020	0.20	-	-
February 14, 2020	0.15	197,917	3.37
April 9, 2020	0.15	363,501	3.52
May 29, 2020	0.15	276,500	0.66
July 7, 2020	0.16	231,000	0.77
Balance at September 30, 2021		1,068,918

Cumulative warrant exercises as of the nine months ended September 30, 2021 were as follows:

Warrant series	Warrants exercised	Amount

Series A	21,677,084	$4,293,229
Series B	17,969,833	2,695,475
Series C	133,056,833	19,958,525
Series D	187,269,000	29,963,040
Subtotal	359,972,750	56,910,269
Common stock subscribed	-	(459,600)
Total	359,972,750	$56,450,669

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

As of September 30, 2021, none of the future development milestones related to the above agreement have been met. The Company has assessed the probability of meeting the above milestones and has determined that an accrual is not necessary as of September 30, 2021, and December 31, 2020.

From time to time, the Company may be exposed to claims and legal actions in the normal course of business. As of September 30, 2021, and continuing as of November 12, 2021, the Company is not aware of any pending or threatened material litigation claims against the Company.

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2020

Unaudited) (Stated in United States dollars)

13. Commitments and contingencies (continued)

On September 20, 2021, Heska Corporation (“Heska”), Qorvo US, Inc. (“Qorvo US”), Qorvo Biotechnologies, LLC (“Qorvo Biotech” and, together with Qorvo US, “Qorvo”) and our company (collectively with Qorvo, the “Defendants”) entered into a settlement agreement pursuant to which the litigation previously commenced by Heska against the Defendants in the United States District Court for the Middle District of North Carolina, Case 1:19-cv-01108-LCB-JLW, was dismissed with prejudice. Pursuant to the settlement agreement, the parties also provided mutual releases of any and all claims related to the subject matter of the litigation. We were not required to make any payment or agree to any covenants restricting the conduct of our business in connection with the settlement.

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2020

Unaudited) (Stated in United States dollars)

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

The following are the contractual maturities of the undiscounted cash flows of financial liabilities as of September 30, 2021 and December 31, 2020:

					September 30, 2021
	Less than	3 to 6	6 to 9	9 months	Greater than
	3 months	months	months	1 year	1 year	Total
Third parties
Accounts payable and accrued liabilities	$4,464,874	$-	$-	$-	$-	$4,464,874
Lease obligations	112,343	114,589	115,713	115,713	1,018,607	1,476,965
	$4,577,217	$114,589	$115,713	$115,713	$1,018,607	$5,941,839

					December 31, 2020
	Less than	3 to 6	6 to 9	9 months	Greater than
	3 months	months	months	1 year	1 year	Total
Third parties
Accounts payable and accrued liabilities	$1,248,628	$-	$-	$-	$-	$1,248,628
Debt obligations	527,360	-	-	-	-	527,360
Lease obligations	59,662	62,463	64,356	66,307	1,087,998	1,340,786
	$1,835,650	$62,463	$64,356	$66,307	$1,087,998	$3,116,774

15. Segment information

The Company’s operations comprise a single reportable segment engaged in the research, development targeting health and wellness solutions for the companion animal. As the operations comprise a single reportable segment, amounts disclosed in the financial statements for loss for the period, depreciation and total assets also represent segmented amounts. In addition, all the Company’s long-lived assets are in the United States of America (“US”).

	September 30,	December 31,
	2021	2020
Canada	$172,945,051	$53,160,701
US	104,557,100	12,983,333
Total assest	$277,502,151	$66,144,034

Total US property and equipment	$706,266	$583,007
Total US right-of-use asset	1,419,790	1,318,716
	$2,126,056	$1,901,723

Zomedica Corp.

Notes to the condensed consolidated financial statements

For the three and nine months ended September 30, 2021 and 2020

Unaudited) (Stated in United States dollars)

16. Loss per share

	For the three months ended September 30		For the nine months ended September 30
	2021	2020	2021	2020

Numerator
Net loss for the period	$(6,345,687)	$(4,979,975)	$(15,093,178)	$(12,738,582)
Charge to retained earnings for preferred share exchange	-		(32,038,603)	-
Loss attributable to common shareholders	(6,345,687)	(4,979,975)	(47,131,781)	(12,738,582)

Denominator
Weighted average shares - basic	978,494,076	550,541,878	948,664,410	291,314,002
Stock options	-	-	-	-
Warrants	-	-	-	-
Denominator for diluted loss per share	978,494,076	550,541,878	948,664,410	291,314,002

Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.04)

For the above‑mentioned periods, the Company had stock options and warrants outstanding which could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would have been anti‑dilutive.

17. Subsequent Events

On October 1, 2021, Zomedica Inc., the wholly-owned subsidiary of Zomedica Corp. entered into a Stock Purchase Agreement with Branford PVT Mid-Hold, LLC pursuant to which Zomedica Inc. acquired 100% of the capital stock of Branford PVT Acquiror, Inc., a Delaware corporation “BPA”). BPA is a holding company whose direct and indirect wholly-owned subsidiaries include Georgia, United States-based Pulse Veterinary Technologies, LLC, which, together with its consolidated subsidiaries, is a leading provider of non-invasive shock wave therapy treatment devices to the veterinary industry. The purchase price for the Acquisition was $71.9 million in cash, which was subject to adjustments based on the amount of the Target’s cash and net working capital at the closing of the acquisition.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Report. This discussion contains forward-looking statements as well as forward-looking information under applicable Canadian securities legislation (collectively, “forward-looking statements”) that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Report, and those set forth in our most recent Annual Report on Form 10-K particularly those under “Risk Factors” discussed below and in our most recent Annual Report on Form 10-Kand in other reports we file under applicable securities laws.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our ability to successfully commercialize our lead product, TRUFORMA®;

•	our ability to successfully integrate our recent acquisition of PulseVet (as defined below) and the timing and costs to achieve that integration;

•	our ability to successfully market and sell TRUFORMA®, and the PulseVet veterinary products and services and any other products we develop or acquire and the related cost and timing thereof;

•

the ability of our contract partners and contractors to conduct our product development, validation studies, verification studies, and beta testing, and certain other development activities appropriately and on a timely basis;

•	the ability of our contract manufacturing organizations to manufacture and supply our products to satisfy our requirements on a timely basis;

•	our plans to develop and commercialize our planned and future products;

•	our ability to obtain funding for our operations;

•	our ability to develop and commercialize products that can compete effectively;

•	the size and growth of the veterinary diagnostics and medical device markets;

•	our ability to obtain and maintain intellectual property protection for our planned and future products candidates;

•	regulatory developments in the United States and other important geographical markets;

•	the loss of key personnel;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	the impact of the novel coronavirus pandemic on our operations, including the development, manufacturing, and selling of our TRUFORMA® platform and related assays.

•	our ability to maintain the listing of our common shares on the NYSE American exchange; and

•	our status as a “passive foreign investment company” for U.S. federal income tax purposes.

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

We employ fifteen direct field commercialization personnel, supported by two regional directors, a Vice President of Sales, and a Chief Commercial Officer.

We believe that market acceptance of TRUFORMA® has been adversely impacted by delays in the development of our fT4 and ACTH assays by our development partner.  Pending commercial availability of those assays, we have focused on encouraging veterinarians to install the TRUFORMA® instrument in order to test and utilize the TRUFORMA® platform. We expect this initiative to continue as we focus our efforts on growth of TRUFORMA® in the market.

We are also continuing to recruit and hire level sales representatives, professional services veterinarians, and support staff in order both to further the execution of our instrument placement programs and to prepare for an acceleration of our sales efforts once the fT4 and ACTH assays are available for commercial release.

We are continuing to develop the fT4 and ACTH assays with our development partner. We are also continuing development work on three assays to diagnose gastro-intestinal conditions (cPL, Cobalamin and Folate) and are in discussions with our development partner regarding the development order and timing of additional assays. We also expect to commence the marketing of TRUFORMA® in select markets outside the United States sometime during 2022.

On October 1, 2021 we acquired Pulse Veterinary Technologies, LLC, (“PulseVet”) a leading provider of non-invasive shock wave therapy treatment devices to the veterinary industry (the “Acquisition”). The purchase price for the Acquisition was approximately $71.9 million in cash, subject to certain adjustments. The operations of PulseVet will be included in our consolidated financial statements commencing with the 4thquarter of the fiscal year ended December 31,2021. PulseVet has its own sales representatives, professional services veterinarians and support staff and is capable of operating independently. Our management will assess the optimal manner of operation of the combined businesses going forward, which is expected to involve integration of PulseVet operations with existing operations.

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

Through the year ended December 31, 2020, we were a development-stage company with no commercialized products, and we did not generate any revenue from product sales. We have incurred significant net losses since our inception. We incurred net losses of approximately $6.3 million and $15.1 million for the three and nine months ended September 30, 2021 and approximately $5.0 million and $12.7 million for the three and nine months ended September 30, 2020. These losses have resulted principally from costs incurred in connection with investigating and developing our product candidates, research and development activities, and general and administrative costs associated with our operations.  As of September 30, 2021, we had an accumulated deficit of approximately $116.1 million and cash and cash equivalents of approximately $271.4 million, prior to giving effect to the PulseVet acquisition.

For the foreseeable future, we expect to continue to incur losses, which will approximate historical levels as we continue the commercialization of our TRUFORMA® platform, support the marketing and sales of PulseVet’s products and services and expand our product development and sales and marketing activities.

For further information on the regulatory, business and product pipeline, please see the “Business” section of our Annual Report on Form 10-K. For further information on the risk factorswe face, please see the “Risk Factors” section of our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

Revenue

We launched our TRUFORMA® platform and our first three assays during the first quarter of 2021. Through September 30, 2021, our revenue consisted of instruments, cartridges, and warranty services sold in the U.S.

Cost of Revenue

Cost of revenue through September 30, 2021 consisted primarily of the cost of purchasing instruments and cartridges and the related warranties purchased. We expense all inventory obsolescence provisions related to normal manufacturing changes as cost of revenue.

Operating Expenses

The majority of our operating expenses through September 30, 2021 have been for the general and administrative activities related to general business activities, capital market activities and stock-based compensation, developing a commercial team, and research and development activities related to our lead product candidates.

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

Income Taxes

As of December 31, 2020, we had net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $19.6 million and non-capital loss carryforwards for Canada of approximately $27.8 million, which will begin to expire in fiscal year 2035. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. We concluded that, due to the uncertainty of realizing any tax benefits as of December 31, 2020, a valuation allowance was necessary to fully offset our deferred tax assets. There has been no significant change in the first nine months ended September 30, 2021.

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

Because our public float was in excess of $700 million on June 30, 2021, we will no longer be an "emerging growth company" as of December 31, 2021.

Use of Estimates

The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States and the rules and regulations of the U.S. Securities & Exchange Commission requires the use of estimates and assumptions. A listing of the Company’s significant accounting policies is detailed in Note 3 “Significant Accounting Policies.” A subsection of these accounting policies has been identified by management as “Critical Accounting Policies and Estimates.” Critical accounting policies and estimates are those which require management to make estimates using assumptions that were uncertain at the time the estimates were made and for which the use of different assumptions, which reasonably could have been used, could have a material impact on the financial condition or results of operations.  Management has identified Inventories as a “Critical Accounting Policies and Estimates”

Inventories are stated at the lower of cost or net realizable value determined by the specific identification method. Inventories are regularly reviewed and write-downs for excess and obsolete inventory are recorded based primarily on current inventory levels, expiration date and estimated sales forecasts. While estimated sales forecasts are subjective in nature, the projections allow management to reasonably predict the net realizable value of current inventory based on expected demand. A decrease in the estimated sales forecasts would indicate the need to write-down excess and obsolete inventory. Management continuously monitors the market activity and assesses inventory levels.

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

Results of Operations

Revenue

Revenue for the three and nine months ended September 30, 2021 was $22,514 and $52,331, respectively and resulted from the sale of our TRUFORMA® products and associated warranties. We commenced commercialization of TRUFORMA® on March 15, 2021 and accordingly have had only limited sales activity in the first three quarters of 2021.

As noted in the “Overview” section above, we believe that market acceptance of TRUFORMA® has been adversely impacted by unexpected delays in the development of our fT4 and ACTH assays by our development partner. We expect that market adoption of TRUFORMA® will be challenging until our fT4 and ACTH assays are available for commercial release.

Our future revenue will include revenue associated with PulseVet operations.

Cost of Revenue

Cost of revenue for the three and nine months ended September 30, 2021 was $17,899 and $59,433, respectively. As noted above, commercialization of TRUFORMA® commenced on March 15, 2021. We expect that cost of revenue will increase as we sell additional products in subsequent periods, inclusive of costs associated with PulseVet operations.

Research and Development

Research and development expense for the three and nine months ended September 30, 2021 was approximately $0.3 million and approximately $1.0 million, respectively, compared to approximately $2.7 million and $7.2 million for the three and nine months ended September 30, 2020, respectively, representing a decrease of approximately $2.4 million, or 89%, over the prior three-month period and a decrease of approximately $6.2 million, or 86%, for the prior nine-month period. The decrease in both periods was a result of an overall reduction in research and development costs related to TRUFORMA® as we completed development of the instrument and three of the first five assays and began transitioning to commercialization activities.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended September 30, 2021 was approximately $6.1 million, compared to approximately $2.3 million for the three months ended September 30, 2020, an increase of approximately $3.8 million, or 166%. The increase primarily was due to an increase in share-based compensation expense, which was approximately $1.5 million for the three months ended September 30, 2021, compared to approximately $0.2 million for the comparable period in 2020.  Other significant increases include professional fees of approximately $2.1 million relating to the PulseVet acquisition and increased fees associated with SEC compliance requirements, and salaries for administrative and sales personnel of approximately $0.4 million.

Selling, general and administrative expense for the nine months ended September 30, 2021 was approximately $14.6 million, compared to approximately $5.4 million for the nine months ended September 30, 2020, an increase of approximately $9.2 million, or 169%. The increase primarily was due to an increase in share-based compensation expense, which was approximately $4.5 million for the nine months ended September 30, 2021, compared to approximately $0.5 million for the comparable period in 2020 as a result of stock option grants made during the first quarter of 2021. Other significant increases include professional fees of approximately $2.9 million, related primarily to the PulseVet acquisition and the exchange of our Series 1 preferred stock, increased fees associated with SEC compliance requirements, salaries of approximately $1.1 million, regulatory fees incurred for the annual shareholders meeting of approximately $0.8 million largely as a result of administrative costs related to increases in the shareholder base, marketing, travel and office expense of approximately $0.3 million, and contracted expenditures of approximately $0.1 million.

Net Loss

Our net loss for the three months ended September 30, 2021 was approximately $6.3 million, or $0.01 per share, compared to a net loss of approximately $5.0 million, or $0.01 per share, for the three months ended September 30, 2020, an increase in losses of approximately $1.3 million, or 27%. The net loss in each period was attributed to the matters described above. We expect to continue to record net losses in future periods until such time as we have sufficient revenue to offset our operating expenses.

Our net loss for the nine months ended September 30, 2021 was approximately $15.1 million, or $0.05 per share, compared to a net loss of approximately $12.7 million, or $0.04 per share, for the nine months ended September 30, 2020, an increase in losses of approximately $2.4 million, or 18%.  The net loss in each period was attributed to the matters described above. We expect to continue to record net losses in future periods until such time as we have sufficient revenue to offset our operating expenses.

Cash Flows

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

The following table shows a summary of our cash flows for the periods set forth below:

	Nine months ended September 30
	2021	2020	Change
			$	%
Cash flows used in operating activities	$(9,373,804)	$(13,556,283)	4,182,479	-31%
Cash flows (used) provided by investing activities	(342,299)	1,006,900	(1,349,199)	-134%
Cash flow provided by financing activities	219,135,443	64,071,437	155,064,006	242%
Increase in cash and cash equivalents	209,419,340	51,522,054	157,897,286	306%
Cash and cash equivalents, beginning of period	61,991,703	510,586	61,481,117	12041%
Cash and cash equivalents, end of period	$271,411,043	$52,032,640	219,378,403	422%

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was approximately $9.4 million, compared to approximately $15.6 million for the nine months ended September 30, 2020, a decrease of approximately $4.2 million, or 40%.  The reduction in net cash used in operating activities resulted primarily from a $4.5 million non-cash stock compensation expense in the 2021 period, approximately $0.5 million in gains recognized on extinguishment of debt, a loss on disposal of property of $0.2 million, and an increase in accounts payable in the 2021 period of approximately $3.2 million. These amounts were offset in part by an increase in inventory purchases of approximately $1.9 million. Other non-cash activity in the 2021 period included amortization and depreciation of approximately $0.3 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was approximately $0.3 million, compared to net cash provided of approximately $1.0 million for the nine months ended September 30, 2020, an increase in net cash used of approximately $1.3 million, or 134%. The increase in net cash used in investing activities resulted from the receipt of cash from the modification of our lease in the first half of 2020, compared to investments of intangible and other property and equipment in the current period.

Financing Activities

Net cash from financing activities for the nine months ended September 30, 2021 was approximately $219.1 million, compared to approximately $64.1 million for the nine months ended September 30, 2020, an increase of approximately $155.1 million, or 242%. The increase resulted primarily from the sale of our equity securities in 2021 for total gross proceeds of approximately $199.5 million, cash received of approximately $32.1 million from warrant exercises, and cash received of approximately $1.4 million from stock option exercises, offset by stock issuance costs of approximately $14.3 million.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in May 2015. As of September 30, 2021, we had an accumulated deficit of approximately $116.1 million. We have funded our working capital requirements primarily through the sale of our equity and equity-related securities and the exercise of stock options and warrants.

As of September 30, 2021, we had cash and cash equivalents of approximately $271.4 million, inventory of approximately $1.4 million, prepaid expenses and deposits of approximately $1.6 million, accounts receivable of $6,938 and other receivables of approximately $.3 million. As of September 30, 2021, current assets amounted to approximately $274.8 million and current liabilities were approximately $4.9 million, resulting in working capital (defined as current assets minus current liabilities) of approximately $269.9 million.

Subsequent to September 30, 2021, warrants to purchase 156,500 common shares were exercised, resulting in additional cash proceeds of $23,475.

On October 1, 2021 we completed the acquisition of PulseVet, a leading provider of non-invasive shock wave therapy treatment devices to the veterinary industry (the “Acquisition”). The purchase price for the Acquisition was approximately $71.9 million in cash, subject to certain adjustments. The operations of PulseVet will be included in our consolidated financial statements commencing in the fourth quarter of 2021. On a pro forma basis after giving effect to the use of cash for the Acquisition, our cash and cash equivalents were approximately $202 million.

On October 17, 2017, we entered into a five-year $5,000,000 unsecured working capital facility with Equidebt LLC, one of our shareholders (the “Equidebt Facility”). Amounts borrowed under the Equidebt Facility bear interest at a rate of 14% per annum payable at maturity. All amounts borrowed under the Equidebt Facility become due and payable on October 17, 2022. We can make two borrowings per month under the Equidebt Facility, each of which must be for a minimum of $250,000. No amounts were outstanding under the Equidebt Facility at September 30, 2021.

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

We believe that our existing cash resources will be sufficient to fund our expected working capital needs at least through December 2025.  If we raise additional funds by issuing equity securities, our existing security holders will likely experience dilution, and the incurring of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict operations. In the event that we are unable to obtain sufficient capital to meet our working capital requirements, we may be required to change or curtail current or planned operations in order to conserve cash until such time, if ever, that sufficient proceeds from operations are generated. In such an event, we may not be able to take advantage of business opportunities and may have to terminate or delay safety and efficacy studies, curtail our product development programs, or sell or assign rights to our product candidates, products and technologies.

Our future capital requirements depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of researching and developing our current or future product candidates;

•	the number and characteristics of the product candidates we pursue;

•	the cost of manufacturing our current and future product candidates and any products we successfully commercialize;

•	the cost of commercialization activities including marketing, sales, service, customer support and distribution costs;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the scope and terms of our business plans from time to time, and our ability to realize upon our business plans;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation; and

•	the costs associated with additional business development or mergers and acquisitions activity.

Off Balance Sheet Arrangements

Since inception, we have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities or variable interest entities.

Outstanding Share Data

The only class of outstanding voting equity securities of the Company are the common shares. As of November 12, 2021,

•	there are 979,894,668 common shares issued and outstanding.

•	there are stock options outstanding under our Stock Option Plan to acquire an aggregate of 38,982,724 common shares.

•	there are common share purchase warrants outstanding to acquire an aggregate of 197,917 common shares at an exercise price of $0.15 per share issued in February 2020.

•	there are common share purchase warrants outstanding to acquire an aggregate of 363,501 common shares at an exercise price of $0.15 per share issued in April 2020.

•	there are common share purchase warrants outstanding to acquire an aggregate of 120,000 common shares at an exercise price of $0.15 per share issued in May 2020.

•	there are common share purchase warrants outstanding to acquire an aggregate of 231,000 common shares at an exercise price of $0.16 per share issued in July 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On September 20, 2021, Heska Corporation (“Heska”), Qorvo US, Inc. (“Qorvo US”), Qorvo Biotechnologies, LLC (“Qorvo Biotech” and, together with Qorvo US, “Qorvo”) and our company (collectively with Qorvo, the “Defendants”) entered into a settlement agreement pursuant to which the litigation previously commenced by Heska against the Defendants in the United States District Court for the Middle District of North Carolina, Case 1:19-cv-01108-LCB-JLW, was dismissed with prejudice.  Pursuant to the settlement agreement, the parties also provided mutual releases of any and all claims related to the subject matter of the litigation.  We were not required to make any payment or agree to any covenants restricting the conduct of our business in connection with the settlement.

Item 1A. Risk Factors.

Risks Related to Our Recently Completed Acquisition of PulseVet

We have incurred and will continue to incur significant transaction and integration costs in connection with the acquisition of PulseVet. These expenses could materially and adversely affect our results of operations.

We have incurred significant costs associated with the negotiation and consummation of the PulseVet acquisition and expect to incur additional significant costs in connection with the integration of its operations. The substantial majority of these costs will be non-recurring expenses and will consist of transaction costs (e.g., legal, accounting), facilities and systems consolidation costs and employment-related costs. Additional unanticipated costs may be incurred in the integration of our businesses. These expenses could materially and adversely affect our results of operations.

The failure to integrate PulseVet successfully into our business could have a material adverse effect on our results of operations and financial condition.

In order to realize the expected benefits of the PulseVet acquisition, we must successfully integrate the operations or PulseVet with our existing operations. The integration of PulseVet will be a time-consuming and expensive process and could significantly disrupt our business. The anticipated benefits of the transaction, including the realization of revenue, tax benefits, financial benefits or returns and expense and other synergies, may not be fully realized, or may take longer to realize than expected, and the integration may be more expensive or require more senior management involvement than expected or be more disruptive to our existing operations than anticipated. In addition, the COVID-19 pandemic-related risks may result in unanticipated regulatory, planning and/or operational delays that may adversely impact the anticipated timeline and achievement of our ongoing integration goals. The integration process may result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies. Our failure to successfully integrate the operations of PulseVet or to otherwise realize any of the anticipated benefits of the acquisition could have a material adverse effect on our results or operations.

The failure to realize the anticipated growth opportunities from our acquisition of PulseVet could have a material adverse effect on our results of operations and financial condition.

We may not realize the expected growth opportunities from our acquisition of PulseVet even if we are able to integrate PulseVet’s business successfully. We may incur unanticipated costs related to the operation of PulseVet and we may not achieve the growth potential for the PulseVet business that we expected at the time of acquisition or on our expected time schedule as a result of a number of factors, including our inability to successfully cross-market our or PulseVet’s products. Accordingly, the benefits from the proposed acquisition may be offset by costs incurred or delays in integrating the companies, which could cause our operational and growth assumptions to be inaccurate. Our failure to realize the anticipated growth opportunities from our acquisition of PulseVet could have a material adverse effect on our results of operations and financial condition.

The assumption of unknown liabilities in the PulseVet acquisition could have a material adverse effect on our financial condition and results of operations.

Because we acquired all of the membership interests of PulseVet, we obtained ownership of PulseVet subject to all of its liabilities, including contingent and unknown liabilities. Pursuant to the transaction documents for the acquisition, there are limitations and conditions to our ability to recoup unanticipated losses from PulseVet’s former owners. We may also learn additional information about PulseVet’s business that could adversely affect us, such as the existence of unknown liabilities, or matters that potentially affect our ability to comply with applicable laws.

If PulseVet’s liabilities are greater than expected, or if there are material additional obligations of which we are not aware, and if we have no recourse against the former owners of PulseVet for such matters, such liabilities could have a material adverse effect on our financial condition and results of operations.

Risks Related to our Business

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

We cannot assure you that our third parties will be successful in selling our products or that they will satisfy their obligations to us. If our sales and distribution partners are not successful in selling our products, or do not adequately perform their obligations, our ability to sell our existing and future products and our ability to generate product revenue could be materially and adversely affected.

PulseVet will constitute a significant part of our business operations. Our failure to operate the PulseVet business successfully could have a material adverse effect on our financial condition and results of operations.

The acquisition of PulseVet was a material event for our company. We expect that the PulseVet business will constitute a significant part of our business operations in subsequent reporting periods. Our failure to operate the PulseVet business successfully could have a material adverse effect on our financial condition and results of operations.

Disruption in the global supply chain could increase our costs and delay, prevent or impair our ability to manufacture our products and satisfy customer demand, which could have a material adverse effect on our business, operating results and financial condition.

We rely on our developmental partners and third-party suppliers and manufacturers to develop and manufacture our products. Global supply chains have been significantly disrupted by the COVID-19 pandemic and other factors. For example, supply disruptions have led to a global shortage of semiconductor chips. In addition, shipping delays have increased and transportation costs have risen significantly. As a result, component costs have increased and the supply of materials has become less certain and more unpredictable. Any interruption or delay in the supply of parts and components for our products, or the inability to obtain those parts or components at acceptable prices and within a reasonable amount of time, could increase our costs and delay, prevent or impair our ability to manufacture our products and satisfy customer demand, which could have a material adverse effect on our business, operating results and financial condition.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop any of our existing or future product candidates, conduct our in-licensing and development efforts and commercialize any of our existing or future products.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We are highly dependent upon our senior management, particularly Larry Heaton, our Chief Executive Officer, Ann Marie Cotter, our Chief Financial Officer, and members of the PulseVet leadership team, including Adrian Lock. The loss of services of any of these individuals could delay or prevent the achievement of our business objectives.

International operations expose us to risks inherent in international activities.

Operating in international markets requires resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We face risks in doing business internationally that could adversely affect our business, including:

•	foreign exchange risk;
•	import and export restrictions and changes in trade regulation, including uncertainty regarding renegotiation of international trade agreements and partnerships;
•	sales and customer service challenges associated with operating in different countries;
•	enhanced difficulties of integrating foreign acquisitions;
•	difficulties in staffing and managing foreign operations and working with foreign partners;
•	different pricing environments, longer sales cycles, longer accounts receivable payment cycles, and collections issues;
•

compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including the US Foreign Corrupt Practices Act of 1977 and applicable laws of other jurisdictions, employment, ownership, trade, tax, privacy and data protection laws and regulations;

•	limitations on enforcement of intellectual property rights;
•	more restrictive or otherwise unfavorable government regulations;
•	increased financial accounting and reporting burdens and complexities;
•	restrictions on the transfer of funds;
•	withholding and other tax obligations on remittance and other payments made by our subsidiaries; and
•	unstable regional, economic and political conditions.

Our inability to manage any of these risks successfully, or to comply with these laws and regulations, could have a material adverse effect on our business, operating results and financial condition.

If we are not able to manage growth successfully, this could adversely affect our business, financial condition, and results of operations.

Continued growth may place a significant strain on financial, operational, and managerial resources. We must continue to implement and enhance our managerial, operational and financial systems, expand our operations, and continue to recruit and train qualified personnel. There can be no assurance that our strategic and operational planning will allow us to adequately manage anticipated growth. In addition, the expense associated with increased manufacturing and sales/marketing may exceed our expectations. Any inability to successfully manage growth could have a material adverse effect on our business, operating results and financial condition.

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

Zomedica Corp.

Date: November 12, 2021	By:	/s/ Larry Heaton
	Name:	Larry Heaton
	Title:	Chief Executive Officer

Date: November 12, 2021	By:	/s/ Ann Marie Cotter
	Name:	Ann Marie Cotter
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1

Stock Purchase Agreement, dated October 1, 2021, by and between Zomedica Inc. and Branford PVT Mid-Hold, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on October 1, 2021 (File No. 001-38298))

3.1

Articles of Amalgamation of Zomedica Corp. and all amendments thereto, as well as all Certificates issued in respect thereto (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 12, 2021 (File No. 001-38298))

3.2

Amended and Restated By-Law No. 1 (2nd Version) of Zomedica Corp. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on August 7, 2020 (File No. 001-38298))

10.1

Executive Employment Agreement, dated October 1, 2021, among Zomedica Inc., Zomedica Corp. and Larry Heaton (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on October 4, 2021 (File No. 001-38298))

10.2*	Second Lease Agreement, effective September 15, 2021, by and between Zomedica Inc. and Wickfield Phoenix LLC.

10.3*	Executive Employment Agreement, dated September 6, 2019, by and between Pulse Veterinary Technologies, LLC and Adrian Lock

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

(1) These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

* Filed herewith.

** This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

