Form 10-K
period 2021-12-31
Zomedica Corp.
filed 2022-03-01
CIK 1684144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-38298

ZOMEDICA CORP.
(Exact name of registrant as specified in its charter)

Alberta, Canada	N/A
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

100 Phoenix Drive, Suite 125, Ann Arbor, MI	48108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (734) 369-2555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	ZOM	NYSE American

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes ☒ No

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

As of June 30, 2021, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $803.2 million based on the last reported sale price of the common shares on the NYSE American on June 30, 2021.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of the registrant’s common shares outstanding as of March 1, 2022, was 979,899,668.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2022 annual meeting of shareholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2021 are incorporated by reference in Part III of this Form 10-K.

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

•	the ability of our contract manufacturing organizations to manufacture and supply our products to satisfy our requirements on a timely basis;

•	our plans to develop and commercialize our planned and future products;

•	our ability to obtain funding for our operations;

•	our ability to develop and commercialize products that can compete effectively;

•	the size and growth of the veterinary diagnostics and medical device markets;

•	our ability to obtain and maintain intellectual property protection for our planned and future products candidates;

•	regulatory developments in the United States and other important geographical markets;

•	the loss of key personnel;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	the impact of the novel coronavirus pandemic on our operations, including the development, manufacturing, and selling of our TRUFORMA® platform and related assays, and our PulseVet platform;

•	our ability to maintain the listing of our common shares on the NYSE American exchange; and

•	our status as a “passive foreign investment company” for U.S. federal income tax purposes.

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We undertake no duty to update any of these forward-looking statements after the date of this Form 10-K to conform our prior statements to actual results or revised expectations, except as required by applicable law.

PART I

Item 1. Business.

BUSINESS

Overview

Zomedica Corp, (“Zomedica”, “we”, “us” or “the Company”) is a veterinary health company creating products for companion animals by focusing on the unmet needs of clinical veterinarians. Our mission is to enrich the lives of the animals we love and the people that care for them by providing products and technologies that improve patient care and enhance practice health. Our product portfolio includes innovative diagnostics and therapeutic medical devices that emphasize patient health and enhancing practice economics.

We are currently commercializing two discrete platforms - our TRUFORMA® platform, comprising point-of-care diagnostic products for disease states in dogs and cats, and our PulseVet® platform, which provides for treatment of musculoskeletal issues in horses and small animals.

 Dogs and cats commonly suffer from adrenal disorders and thyroid disease, including hypothyroidism and hyperthyroidism. We believe that diagnostic tests are vital for identifying these disorders in sick patients as well as for screening apparently healthy patients. In certain cases, multiple assays must be performed to reach a definitive diagnosis of a specific disease or condition. Clinical veterinarians often do not have access to the equipment and assays to perform this testing at the point-of-care. As a result, certain tests must be sent to a reference lab, resulting in delay in diagnosis and treatment, and depriving clinical veterinarians of potential testing revenue.

Through our TRUFORMA® platform, we are focused on the development and commercialization of diagnostic instruments and related assays for use at the point-of-care that provide reference lab accuracy, thereby enabling practitioners to diagnose and treat diseases sooner.

Our Customer Appreciation Program (“CAP”) provides interested customers with a TRUFORMA® instrument pursuant to a written agreement under which the customer agrees to purchase assay cartridges for use on that instrument. Our intent not only is to sell cartridges to be used on these Instruments, but also to establish an installed base of TRUFORMA® instruments so that assays available in the future can be added to their then existing usage, similar to a razor/razor blade model.

Through our PulseVet platform, we are the world leader in electro-hydraulic shockwave technology for the treatment of a wide variety of conditions in horses and small animals. Our technology is indicated for conditions including osteoarthritis, tendon and ligament healing, bone healing, chronic pain relief and wound healing.

Market Opportunity

In March of 2021, the American Pet Product Association (“APPA”) estimated that the pet products industry had sales of over $100 billion in 2020. Veterinary care and product sales accounted for $31.4 billion of such sales, representing a 7.2% increase year over year. The APPA projected above average growth of 5.8% in expected revenue in 2021, well above the historical average of 3 to 4% per year.

According to a 2021 Mordor Intelligence study, the veterinary diagnostics market had a market size of approximately $4.8 billion in 2020 and is expected to grow to approximately $12.6 billion by 2026, representing a compound annual growth rate (CAGR) of approximately 11.7%. According to the study, the factors driving this market growth include increased animal healthcare expenditure, rising incidence of zoonotic diseases, and the growing number of veterinary practitioners as well as disposable income in developing regions.

According to a study completed in 2021, The Business Research Company estimates that the global veterinary medical equipment market is expected to grow from approximately $1.8 billion in 2020 to approximately $2.1 billion in 2021. According to the Business Research Company, the veterinary medical equipment market is expected to reach approximately $2.7 billion in 2025, representing a CAGR of approximately 6%.

We believe that the COVID-19 pandemic has positively affected the relationship people have with their pets. In June of 2020, the APPA reported in its COVID-19 Pulse Survey that greater than 70% of pet owners surveyed were spending more time with their pets. We believe that new pet adoptions and fostering has increased, with USA Today recently reporting many shelters experiencing a significant reduction in their shelter populations.

Currently, approximately two thirds of U.S. households own pets, with dogs and cats making up the vast majority of the pet population. According to an LEK Consulting April 2020 consumer survey, U.S. dog and cat ownership has increased approximately 4%, during the COVID-19 pandemic. With more than 91% of pet-owning families considering their pets to be ‘members of the family’, consumers are finding ways to enhance their pet’s lives through increased access to healthcare and premium services. International markets represent additional market opportunity as they exhibit similar trends as the U.S. In 2019 veterinary care made up 25.2% of the $95.7 billion U.S. Pet industry. The number of veterinarians in the U.S. has steadily grown over the past decade and they are eager to try new clinically effective and cost efficient tools from device companies to treat their growing patient populations.

The US equine healthcare market is expected to grow steadily for the foreseeable future, driven largely by an increase in expenditures per horse. The curtailing of horse shows and races in 2020 due to the pandemic temporarily diminished the market’s revenue for that year but eased COVID-19 restrictions and strong pent up demand has accelerated the industry’s performance through 2021. Strong economic growth supporting consumer confidence and increasing disposable income is expected to drive demand for luxury goods and expensive hobbies. Rising demand for show horses and racehorses are projected to increase breeding, thus the total numbers of horses for the coming decades

We believe that these factors along with humanization of pets, longer pet lifespans and the emotional benefits of pets and support animals have and will continue to contribute to an increase in spending on pet healthcare.

Development of Companion Animal Diagnostics and Medical Devices

The development of companion animal diagnostics and medical devices continues to evolve. We believe that this evolution focuses on the following:

•	Enhanced capability to detect the frequency of occurrence and severity of diseases and conditions that impact companion animals;

•	Increased accuracy and faster means to obtain test results;

•	Wider availability of new diagnostic tools;
•	Development and availability of new treatment options; and

•	Enhanced economic benefits for veterinarians.

Compared to human diagnostic and medical device development, the development of companion animal diagnostics and medical devices is generally faster and less expensive since it typically requires smaller clinical studies with fewer subjects. We believe that the lower cost of developing companion animal diagnostics and medical devices enables us to develop and commercialize products less expensively than those intended for human use.

Product Pipeline

TRUFORMA® Platform

Our TRUFORMA® platform uses patented Bulk Acoustic Wave (BAW) technology to provide a non-optical and fluorescence free system for the detection of disease at the point of care. We believe that the BAW technology enables us to develop products that enable precise and repeatable testing of companion animals at the point-of-care with results provided during a typical veterinary appointment.

Working with our development partner, Qorvo Biotechnologies, LLC., (“Qorvo”), our strategic focus is on the commercialization of our diagnostic instrument and initial assays, the development of additional assays for the detection of thyroid disorders in dogs and cats and adrenal disorders in dogs, development of three assays, cobalamin, cPL (canine pancreatic lipase), and folate, for the diagnoses of canine gastrointestinal issues, and additional assays for various disease states in the future. We are currently marketing our diagnostic instrument and related assays for canine and feline TSH, canine and feline tT4 and canine cortisol.

The combined dynamic range of the canine and feline TRUFORMA® TSH assay is 0.008-10.0 ng/mL compared to the Siemens IMMULITE® Canine TSH assay dynamic range of 0.03-12 ng/mL. This assay will enable quantification of samples with low levels of TSH, which is necessary to discriminate normal and hyperthyroid feline samples. Verification data comparing the canine TRUFORMA® TSH assay to the Siemens IMMULITE Canine TSH assay showed high correlation (R=0.99). We believe that our assay is the only commercially available feline optimized TSH assay.

The combined dynamic range of the canine and feline TRUFORMA® tT4 assay is 0.45-30.0 µg/dL compared to the Siemens IMMULITE tT4 assay dynamic range of 0.5-15 µg/dL. Verification data comparing the canine and feline TRUFORMA® tT4 assay to the Siemens IMMULITE Canine tT4 reference lab assay showed high correlation (R=0.94).

The dynamic range of the canine TRUFORMA® cortisol assay is 0.35-24.0 µg/dL compared to the Siemens IMMULITE Cortisol assay dynamic range of 1-50 µg/dL. Verification data comparing the canine TRUFORMA cortisol assay to the Siemens IMMULITE Cortisol reference lab assay showed high correlation (R=0.97).

The product development cycle for new assays begins with the feasibility phase, followed by the design, verification and validation (University & Clinic) phases, and then launch.

The feasibility, design and verification phases of the TRUFORMA® ACTH assay have been completed, with validation efforts currently underway.  We believe that the availability of canine eACTH at the point of care has the potential to change the way veterinarians manage the two most common canine adrenal diseases, Cushing’s and Addison’s, by providing accurate results more quickly.

The feasibility phase of the canine TRUFORMA® fT4 assay has been completed with design efforts underway. We believe that this will be the first fT4 assay available at point-of-care intended to be used for the rapid diagnosis of canine hypothyroidism.

In addition to thyroid and adrenal disease panels, we have initiated development of assays targeting non-infectious gastrointestinal disorders. The feasibility phase of the canine TRUFORMA® cobalamin and canine TRUFORMA folate assays are underway. These assays are not commercially available at the point-of-care and it usually takes days to send samples and receive results from a reference laboratory. We expect to begin development of a cPL assay in the near future. We believe that the availability of these three assays at the point-of-care will allow veterinarians to make diagnostic decisions faster, leading to more timely initiation of treatment.

 We intend to continue development of new assays, both for equine indications of our current and planned assays, and for various additional disease states affecting canine, feline, and equine patients in the future.  Our plan is to build a pipeline of new assays for use in the existing TRUFORMA® instrument, which can both expand the potential revenue generation per instrument by existing customers and provide the basis for new clinics to acquire a TRUFORMA instrument.

PulseVet Shock Wave Platform

Our PulseVet products use electrohydraulic shock wave generation technology in which a submerged high voltage spark gap is used to generate an expansive plasma bubble in front of a focusing reflector.  The resultant high pressure acoustic energy wave is directed and focused into the treatment animal to induce therapeutic healing effects.

The PulseVet business operates using a ‘razor/razor-blade’ model in which the consumables are required to be refurbished after approximately 50 procedures. Customers purchase a ProPulse® generator unit as well as a handheld therapy delivery device called a “Trode.” Each Trode has a defined duty cycle of 50,000 individual pulses, which will deliver approximately 50 therapy sessions depending on how many pulses the veterinarian prescribes for a particular treatment session.  Once a Trode has reached the end of its duty cycle, the customer returns the unit to us, where it is refurbished and resold.

PulseVet’s shock wave therapy systems are capable of treating a broad range of musculoskeletal issues, such as broken bones, tendonitis, and torn ligaments. As PulseVet has continued to develop its technology, the number of potential indications has increased, and we intend to continue to develop new indications in the future.

Because of the high power requirements of the therapy and the previous need to anesthetize smaller companion animals prior to treatment, PulseVet has historically focused on the U.S. equine market. We believe PulseVet has built strong industry relationships in some of the largest and most significant equine practices in the U.S., as well as relationships with highly regarded university educators and researchers. PulseVet’s business also targets customers in the U.K. and Western Europe.

Small Companion Animal Market

Previously, the need for sedation when using shock wave therapy for small animals was a barrier to broad adoption in the small animal market.  In September 2021 PulseVet introduced the X-Trode, a new handpiece which eliminates the need for sedating small animal patients in the significant majority of cases.   We intend to promote the X-trode product in the small animal veterinary market, and expect that customer experiences and more robust data from pending clinical studies will drive awareness and sales of shock wave therapy from use of the X-Trode in the small animal space.

We intend to conduct several clinical studies of shock wave therapy, including:

•

a study designed to measure efficacy in treating osteoarthritis (“OA”) in small animals with the X-Trode. Animals will randomly be divided into two groups, with and without shock wave treatment, and will be monitored for pain, functionality, and disease progression for 12 months. This study is expected to begin in the third quarter of 2022 and is expected to be completed approximately two to three years after commencement;

•

a study designed to measure efficacy in treating pulmonary diseases in horses. Historically, shock wave therapy has not been applied to the lungs. However, recent studies by PulseVet and others have shown that the lungs can be treated safely. This study will examine the efficacy of treating exercise induced pulmonary hemorrhage in horses. This study is expected to begin in the fourth quarter of 2022 and is expected to be completed three years after commencement.

We are also participating in studies that are being conducted by independent investigators, including:

•

a randomized, double blinded, cross-over study of 24 dogs that previously had Tibial Plateau Leveling Osteotomy (“TPLO”) surgery and are currently presenting with OA. The animals will be treated with shock wave therapy and monitored for pain and functionality for 12 months. This study began in the first quarter of 2022 and is expected to be completed two years after commencement;

•

a study designed to measure the effect of shock wave therapy on Nocita injections. Nocita is a bupivacaine liposome injectable suspension used to control post-surgical pain. A study was previously carried out showing the effect of shockwave on Nocita liposomes using the PulseVet traditional trode. The same study will be carried out with the X- Trode to compare the output of the X- Trode with the traditional probe. This study is expected to begin in the first quarter of 2022 and is expected to be completed in the second quarter of 2022;

•

a study to document small animal tolerance of the X -Trode vs. the traditional trode. This study is examining pain caused by treatment with the X -Trode compared to a traditional trode in dogs without sedation. This study began in the first quarter of 2021 and is expected to complete in the second quarter of 2023.

License Agreements

TRUFORMA® Platform

In November 2018, we entered into a development and supply agreement with Qorvo focused on bringing Qorvo’s piezo-electric BAW sensor to the veterinary health sector. Under the terms of this agreement, we have exclusive, global rights to develop and market Qorvo's investigational point-of-care diagnostic platform for veterinary use during the term. Under this agreement, we have been collaborating with Qorvo on the development of our TRUFORMA instrument and the related diagnostic assays. The joint development work initially targeted five assay cartridge candidates to detect thyroid and adrenal disorders in dogs and cats, and in 2020 we expanded the assays to include a canine gastrointestinal panel with three assays. Under this agreement, Qorvo developed our TRUFORMA® instrument and our initial three assays and is responsible for the development of the additional assays.  We agreed to pay for the associated non-recurring engineering costs of up to $0.5 million per initial assay cartridge and the instrument and are responsible for the validation of the assay cartridges and the instrument. Qorvo has agreed to supply us, on an exclusive basis, with the instruments and the related assay cartridges to be developed under the agreement pursuant to a rolling forecast, subject to specified minimum purchase requirements, at prices specified in the agreement. We are responsible for the marketing and sale of the disposable assay cartridges and instruments.

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

Legacy Programs

As a result of an internal strategic view, at this point in time we have decided to focus our development and commercialization efforts on our TRUFORMA® platform and our PulseVet shock wave technology.  We believe this narrowed focus will enable us to capitalize on our core strengths and to accelerate the commercialization of these existing platforms.

In May 2018, we entered into a development, commercialization and exclusive distribution agreement with Seraph Biosciences, Inc. ("Seraph") a human biomedical device company. Under the terms of this agreement, we have exclusive global veterinary industry rights, except for (i) food safety or animal product or byproduct applications and (ii) animal import/export control applications, to develop and market a novel pathogen detection system in the form of a point-of-care diagnostic instrument. The agreement covers development and validation of our fecal/urine pathogen detection assays. We are responsible for development and validation, and their associated costs. In the event that we choose to commercialize this technology, Seraph will supply us, on an exclusive basis, with the hardware platform, associated software and the consumables to be developed under the agreement, pursuant to a rolling forecast, at prices specified in the agreement, and we would be responsible for the marketing and sale of the hardware platform, associated software and the consumables. The agreement has a term of seven years (subject to adjustment in certain circumstances) and automatically renews for additional one year terms thereafter unless one of the parties elects to terminate the agreement.

We paid Seraph up-front fees of $0.5 million and issued to Seraph unregistered common shares having a value of approximately $1.2 million, consisting of an aggregate of 641,717 common shares at an ascribed price of $1.9479 per share. Seraph is entitled to additional payments for development costs. In the event that we choose to commercialize this technology, Seraph will be entitled to receive up to an additional $6 million, $3.5 million payable in cash and $2.5 million payable in additional unregistered common shares, upon the achievement of a series of staged, specified milestones, including completion of laboratory studies and field studies, production and commercial shipment of products. Seraph is entitled to certain registration rights with respect to the common shares to be issued by us under the agreement. In addition, we have agreed to pay Seraph license fees based on a percentage of gross profit from commercial sales of the product.

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

We paid Celsee up-front fees of $0.5 million and issued to Celsee unregistered common shares having a value of approximately $0.2 million, consisting of an aggregate of 112,314 common shares at an ascribed price of $2.2259 per share. We issued Celsee an additional 657,894 unregistered common shares having a value of $1.0 million at an ascribed price of $1.52. upon the achievement of specified milestones, namely, completion of product development and upon completion of manufacturing milestones. All milestone payments to Celsee were satisfied as of December 31, 2019.

In January 2020, we amended and restated the Celsee agreement to acknowledge the completion of the initial development work and to provide for definitive supply and pricing terms for the liquid biopsy instrument and related consumables. In March 2021, we amended the Celsee agreement to clarify certain exclusionary provisions related to rights granted to us.

Under the terms of the restated agreement, we continue to have veterinary oncology care exclusive global rights to develop and market Celsee’s liquid biopsy platform for use by veterinarians as a cancer diagnostic.

In the event that we choose to commercialize this technology, Celsee will supply us on an exclusive basis with the assays and the consumables for the products to be developed under the agreement pursuant to a rolling forecast to be provided by us at prices specified in the agreement, and we would be responsible for the marketing and sale of the assays and the related consumables. The agreement, which is exclusive in the field of veterinary cancer diagnostic applications, has a term of five years (subject to termination in certain circumstances) and automatically renews for additional two year terms thereafter (subject to either party determining not to renew).

PulseVet Platform

The technology used in our PulseVet products is licensed to us pursuant to a license agreement with SANUWAVE, Inc. Under the license agreement, we have a worldwide, exclusive license under specified patents to develop and commercialize products in the veterinary field.  In 2019, the license was converted to an irrevocable perpetual, paid-up, worldwide exclusive license in exchange for a one-time payment.

Research and Development

We engage in development work on our diagnostic platforms in conjunction with our strategic partners. We use a contract research organization, or CRO, to assist in performing our research and development activities. In connection with these activities, we have incurred and will continue to incur significant research and development expenses. Our research and development expenses were approximately $1.7 million for the year ended December 31, 2021, and approximately $8.0 million for the year ended December 31, 2020.

Sales and Marketing

We market our TRUFORMA® platform and related assays in the U.S. through our own sales force, which included 19 sales representatives, including inside sales, Professional Services Veterinarians, Area Sales Directors and our Vice President of Sales on December 31, 2021. Our TRUFORMA® products are generally sold directly to veterinary professionals or through on-line orders.

Our TRUFORMA® platform strategy is to build an installed base of instruments through our CAP in order to drive demand for our assays, and to bring new assays to market as rapidly as possible, both to increase revenue and to build the value proposition for the TRUFORMA® instrument. Consistent with this strategy, we are currently offering to provide TRUFORMA® instruments to veterinarians at no cost in exchange for a commitment by the customer to utilize the assays. We believe that this program will enable us to add future assays more quickly to the platform, with limited additional customer acquisition or training costs or added service burden.

Since our acquisition of PulseVet in October 2021, we have focused on cross training our existing sales representatives and the PulseVet sales representatives so that the entire sales team can market both product lines simultaneously.

In September 2021, PulseVet launched its X-Trode product for use in the small animal market. We believe that the X-Trode will significantly expand the market opportunity for the use of shock wave technology by small animal veterinarians and appeal to the same customers targeted by our small animal oriented field sales force.

PulseVet provides a warranty to the customer in the event of product defects. The warranty period can vary from 12 months to 24 months and covers the cost of shipping a temporary unit while the customer's unit is being serviced.

Manufacturing

Under our license and supply agreements, Qorvo is responsible for the manufacture and supply of our TRUFORMA® instrument and the related assays and has primary responsibility for assuring that all products will be manufactured in accordance with applicable laws and meet all agreed upon specifications. Each quarter, we provide Qorvo with a forecast, identifying the assays required for the subsequent three months.

Our PulseVet products are assembled by us from readily available components. We assemble and distribute our products in North America, South America, Europe and Asia. We assemble and refurbish our Trodes in our facility in Alpharetta, Georgia. We use a contractor to assemble and distribute our product in Japan.

Although most components essential to our PulseVet business are generally available from multiple sources, we obtain printed circuit boards (“PCBs”) from two manufacturers.

Intellectual Property

We intend to rely primarily upon a combination of in-licensed exclusive rights, patents, proprietary know-how, and confidentiality agreements to protect our processes, methods and other technologies and to preserve any trade secrets and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries.

Our TRUFORMA® instrument and the related assays, as well as the PulseVet technology are dependent on intellectual property developed by our strategic partners and licensed to us. We do not own the intellectual property rights that underlie these technology licenses. Our rights to use the technology we license are subject to the negotiation of, continuation of and compliance with the terms of our licenses.  In certain instances, we have continuing sale rights after the termination of the applicable license agreement.

We currently own one issued patent and have filed four additional U.S. patent applications, two of which are also Patent Cooperation Treaty (“PCT”) applications for international protection. These patents and applications are focused on inventions related to parasite detection, urinary tract infection detection, or identification of cancer cells in blood. While we are not currently developing products that use these inventions, we will continue to pursue these filings and maintain an active patent portfolio.

We depend upon the skills, knowledge, and experience of our management personnel, as well as that of our other employees, advisors, consultants and contractors, none of which are patentable. To help protect our know-how, and any inventions for which patents may be difficult to obtain or enforce, we require all of our employees, consultants, advisors and other contractors to enter into customary confidentiality and assignment of inventions agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

Competition

In the diagnostic market, our potential competitors include large veterinary diagnostics companies, small businesses focused on animal health, and reference laboratory services provided by academic institutions and in-clinic product providers. These competitors include Idexx Laboratories, Inc., Antech Diagnostics, a unit of VCA Inc., Heska Corporation, Bionote USA Inc. and Zoetis Inc, and its wholly owned subsidiary, Abaxis, Inc.

In the shock-wave market we face competition from laser devises offered by entities such as Companion Animal Health, a division of LiteCure, LLC, Summus Medical Laser, LLC and ELvation Medical GmbH.

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

Government Regulation

There are no requirements for U.S. Food and Drug Administration, ("FDA") pre-market approval of medical devices intended for animal use. Animal medical devices and diagnostic aids are, however, subject to the general provisions of the Federal Food, Drug, and Cosmetic Act, ("FDC Act") that relate to misbranding and adulteration. For example, an animal medical device may be considered misbranded if the labeling fails to bear adequate directions for use by the layperson or an animal device is misbranded if it is dangerous to animal or human health when used in the manner prescribed, recommended, or suggested in labeling. The FDA relies on veterinarians and other users to report unsafe animal medical devices.

Employees

As of December 31, 2021, we had 47 employees. Of our employees, 4 are engaged in research and development activities, 22 are engaged in business development, sales and marketing activities, and 21 are engaged in corporate and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

On November 10, 2017, our shares were approved for listing on the NYSE American under the symbol “ZOM”. On November 20, 2017, the U.S. Securities and Exchange Commission declared our registration statement on Form S-1 effective. Our common shares commenced trading on the NYSE American on November 21, 2017.

On February 10, 2020, we effected the voluntary withdrawal of our common shares from listing on the TSX-V.

On October 2, 2020, we changed our name to Zomedica Corp.

On January 19, 2021, we changed the name of our U.S. subsidiary to Zomedica Inc.

On October 1, 2021, our U.S. subsidiary completed the acquisition of Pulse Veterinary Technologies, LLC

Our principal executive offices are located at 100 Phoenix Drive, Suite 125, Ann Arbor, MI 48108, and our telephone number is (734) 369-2555. Our website address is www.zomedica.com. The information contained in, or accessible through, our website is not part of the registration statement of which this prospectus forms a part.

Item 1A. Risk Factors.

RISK FACTORS

Summary of Risk Factors

•	We have a limited operating history, are not profitable and may never become profitable.
•	The COVID-19 pandemic has materially and adversely affected the development and commercialization of our TRUFORMA® platform.
•

We have devoted and expect to continue to devote a significant portion of our financial and managerial resources on the development and commercialization of our TRUFORMA® platform and cannot be certain that it will be successfully commercialized.

•	We face unproven markets for our products.
•	Our dependence on suppliers could limit our ability to develop and commercialize our products.
•

The commercial potential of our products is difficult to predict. The market for any product, or for animal diagnostics and medical devices overall, is uncertain and may be smaller than we anticipate, which could significantly and negatively impact our revenue, results of operations and financial condition.

•	Our existing and future products will face significant competition and may be unable to compete effectively.
•

We will rely on third parties to conduct certain portions of our development activities. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain to complete the development of or commercialize our products.

•	We will rely on third-party manufacturers to produce our products. If we experience problems with any of these suppliers, the manufacturing of our products could be delayed.
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
•

We believe that we will be a “passive foreign investment company,” or PFIC, for the current taxable year, which could subject certain U.S. investors to materially adverse U.S. federal income tax consequences.

Risks Related to our Business

We have a limited operating history, are not profitable and may never become profitable.

We have generated limited revenues from our products. We expect to continue to incur significant research and development costs and administrative expenses. Our net loss and comprehensive loss for the years ended December 31, 2021, and December 31, 2020, was approximately $20.9 million and $16.9 million. Our accumulated deficit as of December 31, 2021, was approximately $121.9 million. As of December 31, 2021, we had total shareholders' equity of approximately $268.4 million.  We expect to continue to incur losses for the foreseeable future, as we continue our integration efforts in relation to the PulseVet acquisition and product development and commercialization activities. Even if we succeed in developing and broadly commercializing our products, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or cease operations.

We may need to raise additional capital to achieve our goals.

The COVID-19 pandemic has materially and adversely impacted the development and commercialization of our products. For example, the development of the assays required to successfully market our TRUFORMA® platform has been delayed as a result of COVID-19 related disruptions affecting our development partner. In addition, we will require significant working capital to operate and grow the PulseVet business.

We are also seeking to identify potential complementary opportunities in the animal health sectors. We will continue to expend substantial resources for the foreseeable future to develop our existing products and any other product that we may develop or acquire. These expenditures will include: costs of developing and validating our diagnostic products and related assays and consumables; costs associated with conducting any required clinical trials; costs associated with completing other research and development activities; costs of identifying additional potential products; costs associated with payments to technology licensors and maintaining other intellectual property; costs of obtaining any regulatory approvals; costs associated with securing contract manufacturers to meet our commercial manufacturing and supply capabilities; costs associated with marketing and selling our existing products and other products we acquire, and costs to integrate any future acquisitions into our then, existing business. In addition, our existing and future development agreements may require us to pay certain development costs. We will not control the timing of these payments. We also may incur unanticipated costs. Because the outcome of our development activities and commercialization efforts is inherently uncertain, the actual amounts necessary to successfully complete the development and commercialization of our existing or future products may be greater or less than we anticipate.

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

Our future capital requirements depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of researching and developing our existing or future diagnostics and medical device products;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our existing or future diagnostics or medical device products;

•	the number and characteristics of the diagnostics and/or medical device products we pursue;

•	the cost of contract manufacturers to manufacture our existing and future diagnostic and medical device products and any additional products we seek to commercialize;

•	the cost of commercialization activities, including marketing, sales and distribution costs;

•	the cost to integrate any future acquisitions into our then, existing business;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the scope and terms of our business plans from time to time, and our ability to realize upon our business plans; and

•	the costs involved in preparing and filing patent applications, maintaining any successfully obtained patents and protecting and enforcing any such patents.

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

The COVID-19 pandemic materially and adversely affected the development and commercialization of our TRUFORMA® platform and the initial five assays. In response to the pandemic, our development partner had reduced the number of employees working in its facilities for a period of time which initially delayed the completion of the verification and validation of the five initial TRUFORMA® assays and the manufacturing of commercial quantities of the TRUFORMA® platform and the related assays. Veterinary hospitals and clinics that had agreed to participate in the validation of our initial TRUFORMA® assays either shut down for a period of time or limited their operations to those involving only life-threatening conditions. Potential customers have at times restricted access to their facilities which has affected and may continue to affect our ability to perform on-site demonstrations and other marketing activities. The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the spread and severity of COVID-19 and new and existing variants, and the effectiveness of governmental actions in response to the pandemic.

The COVID-19 outbreak has disrupted our development partners and the COVID-19 pandemic, and any future outbreak of a health epidemic or other adverse public health developments could materially and adversely affect our business and operating results.

The COVID-19 outbreak disrupted our development partners and the COVID-19 pandemic, and any future outbreak of a health epidemic or other adverse public health developments could materially and adversely affect our business and operating results. For example, our development partner for our TRUFORMA® platform and the related assays had reduced the number of employees working in its facility which significantly impacted our expected timing for the completion of the development and the commencement of the commercialization of our TRUFORMA® platform and the related assays. If our suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. As noted above, there is continuing uncertainty relating to the potential effect of COVID-19 on our business. New variants of COVID-19 may arise, infections may become more widespread or severe, governmental responses to the pandemic could restrict the activities of our development partners and should that cause supply disruptions it would have a negative impact on our business, financial condition and operating results. In addition, a significant health epidemic could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect the market for our products, which could have a material adverse effect on our business, operating results and financial condition.

The COVID-19 pandemic and any future outbreak of a health epidemic or other adverse public health developments could materially and adversely affect the sales of our products.

The COVID-19 pandemic resulted in a significant spike in unemployment and a concomitant decline in economic activity in the U.S. and many other countries and has continued to have significant impact on the economies of the U.S. and the rest of the world. The persistence or worsening of the COVID-19 pandemic, any future outbreak of a health epidemic or other adverse public health developments may have similar effects. Animal owners may be unwilling or unable to seek treatment for their animals in such circumstances, thereby decreasing demand for our products. In addition, as noted above, potential customers for our products have either shut down or limited their operations which has affected and may continue to affect our marketing activities. Potential customers also may be unwilling or unable to invest in new equipment or to introduce new treatments for their patients. As a result, the COVID-19 pandemic and any future outbreak of a health epidemic or other adverse public health developments could materially and adversely affect the sales of our products.

We have generated U.S. NOLs, but our ability to use these U.S. NOLs is limited and any future U.S. NOLs we generate may be limited or impaired by future ownership changes.

Our U.S. businesses have generated consolidated net operating loss carryforwards (“U.S. NOLs”) for U.S. federal and state income tax purposes of approximately $28.7 million as of December 31, 2021. Our ability to utilize any U.S. NOLs after an “ownership change” is subject to the rules of the United States Internal Revenue Code of 1986, as amended (the “Code”) Section 382. An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, five (5%) percent or more of the value of our shares or are otherwise treated as five (5%) percent shareholders under Section 382 of the Code and the Treasury Regulations promulgated thereunder increase their aggregate percentage ownership of the value of our shares by more than 50 percentage points over the lowest percentage of the value of the shares owned by these shareholders over a three year rolling period. An ownership change could also be triggered by other activities, including the sale of our shares that are owned by our five (5%) shareholders.

In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income we may offset with U.S. NOLs. This annual limitation is generally equal to the product of the value of our shares in the US operating entity on the date prior to the ownership change multiplied by the long-term tax-exempt rate in effect on the date of the ownership change. The long-term tax-exempt rate is published monthly by the IRS. Any unused Section 382 annual limitation may be carried over to later years until the applicable expiration date for the respective U.S. NOLs (if any).

We concluded that, due to the limitations under Section 382 of the Code, it is likely our U.S. NOL carryforwards for the periods prior to February 11, 2021, for approximately $21.0 million are limited to zero, and are not available to offset taxable income generated in the US in future periods. Our U.S. NOL carryforwards are now approximately $7.7 million. In the event another ownership change, as defined under Section 382 of the Code occurs in the future, our ability to utilize any U.S. NOLs may be substantially limited. The consequence of this limitation could be the potential loss of a significant future cash flow benefit because we would no longer be able to substantially offset future taxable income with U.S. NOLs. There can be no assurance that such ownership change will not occur in the future.

We have generated net operating loss carryforwards for Canadian income tax purposes, but our ability to use these net operating losses may be limited by our inability to generate future taxable income in Canada.

Our Canadian businesses have generated net operating loss carryforwards of approximately $37.2 million (“Canadian NOLs”) for Canadian federal and provincial income tax purposes. These Canadian NOLs can be available to reduce Canadian income taxes that might otherwise be incurred on future Canadian taxable income. However, there can be no assurance that we will generate the taxable income in the future necessary to utilize these Canadian NOLs. Our Canadian NOLs have expiration dates. There can be no assurance that, if and when we generate Canadian taxable income in the future, we will generate such taxable income before our Canadian NOLs expire.

Our ability to use any U.S. NOLs may be limited by our inability to generate future taxable income.

U.S. NOLs may be available to reduce income taxes that might otherwise be incurred on future U.S. taxable income. The utilization of these U.S. NOLs could have a positive effect on our cash flow. However, there can be no assurance that we will generate the taxable income in the future necessary to utilize these U.S. NOLs and realize the positive cash flow benefit.

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

We have devoted and expect to continue to devote a significant portion of our financial and managerial resources on the development and commercialization of our TRUFORMA® platform and cannot be certain that it will be successfully commercialized.

A major part of our business strategy is the development and commercialization of our TRUFORMA® diagnostic platform and the related assays. The successful development and commercialization of this product and the related assays will depend on a number of factors, including the following:

•

the successful completion of clinical validation and verification of assays for use with our TRUFORMA® instrument, which has been materially and adversely affected by the COVID-19 pandemic, and other delays involving our strategic partner may take significantly longer than we anticipate, and will depend, in part, upon the satisfactory performance of our strategic partner and third-party contractors;

•	our ability to provide a suite of assays that customers believe address their needs and provide sufficient economic justification for acquiring our TRUFORMA® diagnostic platform;

•

the ability of our strategic partner to manufacture supplies for our TRUFORMA® diagnostic instrument and the related assays and to develop, validate and maintain viable commercial manufacturing processes ensuring that products are safe, effective, and properly labeled;

•	our ability to successfully market our TRUFORMA® diagnostic platform and the related assays;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of TRUFORMA® diagnostic platform and the related assays compared to alternative and competing products;

•	the acceptance and utilization of our TRUFORMA® diagnostic platform and the related assays by veterinarians, pet owners and the animal health community; and

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

We face unproven markets for our existing and future products.

The animal diagnostic and medical device markets are less developed than the related human markets and as a result no assurance can be given that our existing and future products will be successful. Animal owners, veterinarians or other veterinary health providers in general may not accept or utilize any products that we may develop or acquire. The animal care industry is characterized by rapid technological changes, frequent new product introductions and enhancements, and evolving industry standards, all of which could make our products obsolete. Our future success will depend on our ability to keep pace with the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of technological and scientific advances. We must continuously enhance our product offerings to keep pace with evolving standards of care. If we do not update our product offerings to reflect new scientific knowledge or new standards of care, our products could become obsolete, which would have a material adverse effect on our business, financial condition, and results of operations.

Our ability to successfully develop and commercialize our existing and any future products will depend on several factors, including:

•	our ability to convince the veterinary community of the clinical utility of our products and their potential advantages over existing tests and devices;

•	the willingness or ability of animal owners to pay for our products and the willingness of veterinarians to recommend our products; and

•	the willingness of veterinarians to utilize our diagnostic tests and devices.

Our dependence on suppliers could limit our ability to develop and commercialize certain products.

We rely on third-party suppliers to provide components in our products, manufacture products that we do not manufacture ourselves and perform services that we do not provide ourselves. Because these suppliers are independent third parties with their own financial objectives, actions taken by them could have a materially negative effect on our results of operations. For example, the development of the assays required to successfully market our TRUFORMA® platform has been delayed in part, as a result of COVID-19 related disruptions affecting our development partner. The risks of relying on suppliers include our inability to enter into contracts with third-party suppliers on reasonable terms, inconsistent or inadequate quality control, relocation of supplier facilities, supplier work stoppages and suppliers’ failure to comply with applicable regulations or their contractual obligations. Problems with suppliers could materially negatively impact our ability to complete development, supply the market, lead to higher costs or damage our reputation with our customers.

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

If we are unable to maintain an effective direct sales capability, our ability to market and sell our existing and future products and our ability to generate product revenue will be materially and adversely affected.

As a result of our experience with the initial commercialization of TRUFORMA®, we have decided to market and sell our existing and future products directly rather than through distributors. As a result, we have significantly expanded our internal sales and sales support team, which has increased our compensation and other selling expenses. While members of our management team are experienced in the marketing, sale and distribution of animal diagnostic products, we as a company have limited experience in product commercialization and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and motivate qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively oversee a geographically dispersed sales team. If we are unable to maintain an effective sales organization, our ability to sell our existing and future products and our ability to generate product revenue will be materially and adversely affected.

Disruption in the global supply chain could increase our costs and delay, prevent or impair our ability to manufacture our products and satisfy customer demand, which could have a material adverse effect on our business, operating results and financial condition.

We rely on our developmental partners and third-party suppliers and manufacturers to develop and manufacture our products. Global supply chains have been significantly disrupted by the COVID-19 pandemic and other factors. For example, supply disruptions have led to a global shortage of semiconductor chips. In addition, shipping delays have increased, and transportation costs have risen significantly. As a result, component costs have increased, and the supply of materials has become less certain and more unpredictable. Any interruption or delay in the supply of parts and components for our products, or the inability to obtain those parts or components at acceptable prices and within a reasonable amount of time, could increase our costs and delay, prevent or impair our ability to manufacture our products and satisfy customer demand, which could have a material adverse effect on our business, operating results and financial condition.

The commercial potential of our products is difficult to predict. The market for animal diagnostics and medical devices, is uncertain and may be smaller than we anticipate, which could significantly and negatively impact our revenue, results of operations and financial condition.

We believe that the emerging nature of our industry and our unproven business plan make it difficult to estimate the commercial potential of any of our existing or future products. The market for any product that we seek to commercialize will depend on important factors such as the cost, utility and ease of use of our products, changing standards of care, preferences of veterinarians, the willingness of animal owners to pay for such products, and the availability of competitive alternatives that may emerge either during the product development process or after commercial introduction. If the market potential for our existing and future products is less than we anticipate due to one or more of these factors, it could negatively impact our business, financial condition and results of operations. Further, the willingness of animal owners to pay for the use of our products may be less than we anticipate and may be negatively affected by overall economic conditions. Because relatively few animal owners purchase insurance for their animals, such owners are more likely to have to pay for the use of our products directly and may be unwilling or unable to pay for any such use.

Our existing and future products will face significant competition and may be unable to compete effectively.

The development and commercialization of veterinary diagnostics and medical devices is highly competitive, and our success depends on our ability to compete effectively with other products in the market and identify potential partners for continued development and commercialization.

There are a number of competitors in the companion animal diagnostic market that have substantially greater financial and operational resources and established marketing, sales and service organizations. We expect to compete primarily with commercial clinical laboratories, hospitals’ clinical laboratories other veterinary diagnostic equipment manufacturers and other energy-based therapeutics companies. Our principal competitors in the veterinary diagnostic market are IDEXX Laboratories, Inc., Antech Diagnostics, a unit of VCA Inc., Abaxis, Inc., a wholly-owned subsidiary of Zoetis Inc., Heska Corporation, Zoetis Inc., Companion Animal Health, a division of LiteCure, LLC, and Summus Medical Laser, LLC. We must develop our distribution channels and build our direct sales force in order to compete effectively in the veterinary diagnostic market.

Many of our competitors and potential competitors have substantially more financial, technical and human resources than we do. Many also have far more experience than we have in the development, manufacture, regulation and worldwide commercialization of animal health diagnostics and medical devices. We also expect to compete with academic institutions, governmental agencies and private organizations that are conducting research in the fields of animal diagnostics and medical devices. If any competing products are commercialized prior to our products, or if our intellectual property protection fails to provide us with exclusive marketing rights for our products, we may be unable to compete effectively in the markets in which we participate. Contractual agreements between clinics and from competitors may limit practices’ ability to use other tests and technologies due to predetermined minimums in those agreements.

Our strategic partnerships are important to our business. If we are unable to maintain any of these partnerships, or if these partnerships are not successful, our business could be adversely affected.

We have entered into strategic partnerships that are important to our business and we expect to enter into similar partnerships as part of our growth strategy. These partnerships may pose a number of risks, including:

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

•

disagreements with partners, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research and development of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time consuming and expensive;

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

If any partnerships we enter into do not result in the successful development of our product candidates or if one of our partners terminates its agreement with us, we may not be able to successfully develop our product candidates, our continued development of our product candidates could be delayed, and we may need additional resources to develop additional product candidates. All of the risks relating to our product development, regulatory approval and commercialization also apply to the activities of our partners and there can be no assurance that our partnerships will produce positive results or successful products on a timely basis or at all.

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

We rely on third parties to conduct certain portions of our development activities. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to commercialize our product on a timely basis, or not at all.

We have used contract manufacturing organizations (“CMOs”) and contract research organizations (“CROs”) to conduct our manufacturing and research and development activities. We expect to continue to do so, including with respect to our manufacturing, clinical validation, verification and beta testing of our existing and future diagnostic and medical device products. These CMOs and CROs are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs or manage the risks associated with their activities on our behalf. We are responsible to regulatory authorities for ensuring that products subject to regulatory authority are manufactured using good manufacturing practices and studies are conducted in accordance with the development plans and trial protocols, and any failure by our CMOs and CROs to do so may subject us to penalties or harm our credibility with regulators.

Our agreements with our CMOs and CROs may allow termination by the CMOs and CROs in certain circumstances with little or no advance notice to us. These agreements generally will require our CMOs and CROs to reasonably cooperate with us at our expense for an orderly winding down of the CMOs’ and CROs’ services under the agreements. If the CMOs and CROs conducting our manufacturing and studies do not comply with their contractual duties or obligations to us, or if they experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our development protocols or quality expectations or for any other reason, we may need to secure new arrangements with alternative CMOs and CROs, which could be difficult and costly. In such event, our studies also may need to be extended, delayed or terminated as a result, or may need to be repeated. If any of the foregoing were to occur commercialization of our current and future products may be delayed, and we may be required to expend substantial additional resources.

The failure of any CMO and CRO to perform adequately or the termination of any arrangements with any of them may adversely affect our business.

We rely on third-party manufacturers to produce our products. If we experience problems with any of these suppliers, the manufacturing of our product candidates or products could be delayed.

We do not have the capability to manufacture our existing and future products and may not develop that capability in the future. As a result, we expect to rely on CMOs to produce our existing and future products. We expect to enter into contracts with CMOs for the commercial scale production of the products we intend to commercialize. Reliance on CMOs involves risks, including:

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

Any of these risks could cause delay in the development and commercialization of our existing and future products, cause us to incur higher costs and prevent us from commercializing our existing and future products successfully. Furthermore, if our CMOs fail to deliver the required commercial quantities of our products on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our products and could lose potential revenue.

Our existing and future products may never achieve market acceptance or commercial success.

Our existing and future products may not achieve market acceptance among veterinarians and other veterinary health providers and animal pet owners and may not be commercially successful. Market acceptance of our products depends on a number of factors, including:

•	the claims for which our products are intended;

•	the acceptance by veterinarians and animal pet owners of the product as safe and effective;

•	the proper training and use of our products by veterinarians;

•	the potential and perceived advantages of our products over alternative diagnostics or medical devices;

•	the cost of our products in relation to alternative diagnostics and willingness to pay for our products, if approved, on the part of veterinarians and pet owners;

•	the willingness of pet owners to pay for the use of our products, relative to other discretionary items, especially during economically challenging times;

•	the relative convenience and ease of use; and

•	the effectiveness of our sales and marketing efforts.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We are highly dependent upon our senior management, particularly Larry Heaton, our Chief Executive Officer, Ann Marie Cotter, our Chief Financial Officer, and Adrian Lock, CEO of PulseVet. The loss of services of any of these individuals could delay or prevent the achievement of our business objectives.

Consolidation of our customers could negatively affect the pricing of our products.

Veterinarians will be our primary customers for our existing and future products. In recent years, there has been a trend towards the consolidation of veterinary clinics and animal hospitals. If this trend continues, these large clinics and hospitals could attempt to leverage their buying power to obtain favorable pricing from us and other similar companies. Any resulting downward pressure on the prices of any of our products could have a material adverse effect on our results of operations and financial condition.

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of diagnostic products and medical devices. We may become subject to product liability claims resulting from the use of our existing and future products. We do not currently have product liability insurance and we may not be able to obtain or maintain this type of insurance in the future. In addition, product liability insurance is becoming increasingly expensive. Being unable to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities could have a material adverse effect on our business.

We may acquire other businesses or form joint ventures that may be unsuccessful and could adversely dilute your ownership of our company.

As part of our business strategy, we expect to pursue in-licenses or acquisitions of other complementary assets and businesses and may also pursue strategic alliances. As a company, we have limited experience in acquiring other assets or businesses and have limited experience in forming such alliances. We may not be able to successfully integrate any acquisitions into our existing business, and we could assume unknown or contingent liabilities or become subject to possible stockholder claims in connection with any related-party or third-party acquisitions or other transactions. We also could experience adverse effects on our reported results of operations from acquisition-related charges, amortization of acquired technology and other intangibles and impairment charges relating to write-offs of goodwill and other intangible assets from time to time following an acquisition. Integration of an acquired company requires management resources that otherwise would be available for ongoing development of our existing business. We may not realize the anticipated benefits of any acquisition, technology license or strategic alliance.

To finance future acquisitions, we may choose to issue our common shares as consideration, which would dilute your ownership interest in us. Alternatively, we may use our working capital to fund an acquisition, which would deplete our resources available to fund operations. Further, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders.

Risks Related to Our Recently Completed Acquisition of PulseVet

We have incurred and will continue to incur significant transaction and integration costs in connection with the acquisition of PulseVet. These expenses could materially and adversely affect our results of operations.

We have incurred significant costs associated with the negotiation and consummation of the PulseVet acquisition and expect to incur additional significant costs in connection with the integration of its operations. The substantial majority of the costs incurred to date will be non-recurring expenses and will consist of transaction costs (e.g., legal, accounting), facilities and systems consolidation costs and employment-related costs. Additional unanticipated costs may be incurred in the integration of our businesses. These expenses could materially and adversely affect our results of operations.

The failure to integrate PulseVet successfully into our business could have a material adverse effect on our results of operations and financial condition.

In order to realize the expected benefits of the PulseVet acquisition, we must successfully integrate the operations or PulseVet with our existing operations. The integration of PulseVet will be a time-consuming and expensive process and could significantly disrupt our business. The anticipated benefits of the transaction, including the realization of revenue, tax benefits, financial benefits or returns and expense and other synergies, may not be fully realized, or may take longer to realize than expected, and the integration may be more expensive or require more senior management involvement than expected or be more disruptive to our existing operations than anticipated. In addition, the COVID-19 pandemic-related risks may result in unanticipated regulatory, planning and/or operational delays that may adversely impact the anticipated timeline and achievement of our ongoing integration goals. The integration process may result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies. Our failure to successfully integrate the operations of PulseVet or to otherwise realize any of the anticipated benefits of the acquisition could have a material adverse effect on our results of operations and financial position.

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

Risks Related to Government Regulation

The labeling and marketing of our proposed and future products may be subject to post-market regulatory oversight. If a regulatory inquiry is submitted it could prevent or delay our commercialization efforts and adversely affect our financial condition and results of operations.

The labeling and marketing of our product candidates may be subject to post-market regulatory oversight.

The U.S. Department of Agriculture and The Center for Veterinary Biologics ("USDA-CVB") and/or the Food and Drug Administration and Center for Veterinary Medicine ("FDA-CVM") can delay, limit, or stop commercialization of any of our product candidates for many reasons, including:

•	if they find the labeling is false or misleading;

•	if they find the labeling fails to bear adequate directions for use;

•	if they find the product or packaging to be adulterated;

Various government regulations could limit or delay our ability to develop and commercialize our products or otherwise negatively impact our business.

Our existing and future products may be subject to post-market oversight by USDA-CBM and/or FDA-CVM regulations.

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

We are subject to ongoing FDA-CVM or USDA-CVB obligations and continued regulatory oversight, which may result in significant additional expense. Additionally, our products may be subject to labeling and advertising and/or promotional materials requirements and could be subject to other restrictions. Failure to comply with these regulatory requirements or the occurrence of unanticipated problems with our products could result in significant penalties.

The manufacturing processes, labeling, packaging, storage, advertising, promotion and recordkeeping for our products may be subject to extensive and ongoing regulatory requirements. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary product recalls;

•	fines, warning letters or holds on promotional materials and claims;

•	product seizure or detention, or refusal to permit the import or export of products; and

•	injunctions or the imposition of civil or criminal penalties.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may not achieve or sustain profitability, which would adversely affect our business.

Legislative or regulatory reforms with respect to veterinary diagnostics, medical devices and test kits may make it more difficult and costly for us to obtain regulatory clearance or approval of any of our future products and to produce, market, and distribute our products after clearance or approval is obtained.

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

Our diagnostic and therapeutic technologies are dependent on intellectual property developed by our strategic partners and licensed to us. We do not own the intellectual property rights that underlie these technology licenses. Our rights to use the technology we license are subject to the negotiation of, continuation of and compliance with the terms of our licenses

Some of our products may or may not be covered by a patent. Further if an application is filed, it is not certain that a patent will be granted or if granted whether it will be held to be valid. All of which may impact our market share and ability to prevent others (competitor third parties) from making, selling, or using our products.

We intend to rely upon a combination of patents, trade secret protection, confidentiality agreements, and license agreements to protect the intellectual property related to our existing and future products. We may not be successful in protecting our intellectual property rights, including our unpatented proprietary know-how and trade secrets, or in avoiding claims that we infringed on the intellectual property rights of others. In addition to relying on patent and trademark rights, we rely on unpatented proprietary know-how and trade secrets, and employ various methods, including confidentiality agreements with employees and consultants, customers and suppliers to protect our know-how and trade secrets. However, these methods and our patents and trademarks may not afford complete protection and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better production methods than us. Further, we may not be able to deter current and former employees, contractors and other parties from breaching confidentiality agreements and misappropriating proprietary information and it is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. In the future, we may also rely on litigation to enforce our intellectual property rights and contractual rights, and, if not successful, we may not be able to protect the value of our intellectual property. Any litigation could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

If we are unable to obtain trademark registrations for our products our business could be adversely affected.

We have trademark registrations for our company name and composite marks comprised of our company name, logo and/or slogan in the U.S., Canada, European Union, the United Kingdom, and Mexico. We also have an allowed application for our name in the U.S. for an expanded listing of diagnostic testing equipment. We have secured registrations for our platform MYZOMEDICA in the U.S., Canada, the European Union, and the United Kingdom. In addition, we have registrations for our “Voice of the Vet” mark in the U.S., Canada, European Union and the United Kingdom.

We have also secured registrations for our in-clinic biosensor testing platform product name TRUFORMA several product names in the U.S., Canada the European Union and the United Kingdom.

We own four live federal trademark registrations, including one for the testing platform product names PROPULSE, VERSATRODE and VERSATRON and the tradename PULSEVET.

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

Our diagnostic and therapeutic technologies depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from marketing our diagnostic product candidates.

Our diagnostic and therapeutic technologies are dependent on intellectual property developed by our strategic partners and licensed to us. We do not own the intellectual property rights that underlie these licenses. Our rights to use the technology we license are subject to the negotiation of, continuation of and compliance with the terms of our licenses. We do not control the prosecution, maintenance or filing of the patents and other intellectual property licensed to us, or the enforcement of these intellectual property rights against third parties. The patents and patent applications underlying our licenses were not written by us or our attorneys, and we do not have control over the drafting and prosecution of such rights. Our partners might not have given the same attention to the drafting and prosecution of patents and patent applications as we would have if we had been the owners of the intellectual property rights and had control over such drafting and prosecution. We cannot be certain that drafting and/or prosecution of the licensed patents and patent applications has been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

Our intellectual property agreements with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology or increase our financial or other obligations to our licensors.

Certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology or affect financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Although we have research coverage by securities and industry analysts, if coverage is not maintained, the market price for our stock may be adversely affected. Our stock price also may decline if any analyst who covers us issues an adverse or erroneous opinion regarding us, our business model, our intellectual property or our stock performance, or if our product development and commercialization activities and operating results fail to meet analysts’ expectations. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline and possibly adversely affect our ability to engage in future financings.

We expect that the price of our common shares will fluctuate substantially.

The market price of our common shares has been subject to significant fluctuations, and we expect that the market price of our common shares will remain volatile. At times, the price of our common shares has changed significantly unrelated to any change in our financial condition or results of operations that would explain such a change. Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common shares. These risks include those described or referred to in this “Risk Factors” section and elsewhere in this report as well as, among other things:

•	any delays in, or suspension or failure of, any future studies;

•	delays in the commercialization of our existing or future products;

•	manufacturing and supply issues related to our existing or future products;

•	quarterly variations in our results of operations or those of our competitors;

•	changes in our earnings estimates or recommendations by securities analysts or adverse publicity about us or our product candidates;

•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;

•	announcements relating to future development or license agreements including termination of such agreements;

•	adverse developments with respect to our intellectual property rights or those of our principal collaborators;

•	commencement of litigation involving us or our competitors;

•	any major changes in our board of directors or management;

•	new legislation in the United States and abroad relating to our markets or our industry;

•	announcements of regulatory approval or disapproval of any of our future products or of regulatory actions affecting us or our industry;

•	product liability claims, other litigation or public concern about the safety of our existing or future products;

•	market conditions in the animal health industry, or in the sectors in which we participate, in particular, including performance of our competitors;

•	the impact of social media posts by third parties that may draw attention to our company and increase trading in our common shares by retail investors; and

•	general economic conditions in the United States and abroad.

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

Our Articles of Amalgamation (as amended) authorize us to issue an unlimited number of common shares and preferred shares without shareholder approval and we may issue additional equity securities, or engage in other transactions that could dilute your ownership interest, which may adversely affect the market price of our common shares

Our Articles of Amalgamation (as amended) authorize our Board of Directors, subject to the provisions of the Business Corporations Act (Alberta), or ABCA to issue an unlimited number of common shares and preferred shares without shareholder approval. Our Board of Directors may determine from time to time to raise additional capital by issuing common shares, preferred shares or other equity securities. We are not restricted from issuing additional securities, including securities that are convertible into or exchangeable for, or that represent the right to receive, common shares or preferred shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be affected. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Holders of our common shares are not entitled to pre-emptive rights or other protections against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, the then current holders of our common shares. Additionally, if we raise additional capital by making offerings of debt or preference shares, upon our liquidation, holders of our debt securities and preferred shares, and lenders with respect to other borrowings, may receive distributions of our available assets before the holders of our common shares.

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

As of December 31, 2021, we were no longer an “emerging growth company” as defined in the JOBS Act. As a result, we are now subject to enhanced reporting and other requirements, including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, more extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the loss of other related exemptions. We expect that our compliance expenses will increase significantly as a result of this change.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and share price.

As a Canadian public company, we are permitted to evaluate our internal control over financial reporting in a manner that meets the standards of U.S. public companies required by Section 404 of the Sarbanes-Oxley Act, or Section 404. We were required to meet these standards in the course of preparing our financial statements as of and for the year ended December 31, 2021, and our management has reported on the effectiveness of our internal control over financial reporting for such year. Additionally, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

If we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could affect our ability to issue securities in the public markets.

If we sell common shares in future financings, shareholders may experience immediate dilution and, as a result, our share price may decline.

We may from time-to-time issue additional common shares at a discount from the existing trading price of our common shares. As a result, our shareholders would experience immediate dilution upon the sale of any shares of our common shares at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred shares or common shares. If we issue common shares or securities convertible into common shares, our common shareholders would experience additional dilution and, as a result, our share price may decline.

Future sales of our common shares by our shareholders or the perception that these sales may occur could cause our stock price to decline.

As of March 1, 2022, we had 979,899,668 common shares outstanding. Substantially all of our outstanding common shares have been registered for resale or other disposition by the holders thereof or are otherwise freely tradable by the holders thereof.

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

An active, liquid and orderly market for our common shares may not be sustained, and you may not be able to sell your common shares.

Our common shares trade on the NYSE American exchange. We cannot assure you that an active trading market for our common shares will be sustained. The lack of an active market may impair your ability to sell the common shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling common shares and may impair our ability to acquire other businesses, applications or technologies using our common shares as consideration, which, in turn, could materially adversely affect our business.

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

We believe that we will be a “passive foreign investment company,” or PFIC, for the current taxable year, which could subject certain U.S. investors to materially adverse U.S. federal income tax consequences.

We believe we were classified as a PFIC during our taxable year ended December 31, 2021, and based on current business plans and financial expectations, we believe we may be a PFIC for the current and future taxable years. If we are a PFIC for any year in which you hold common shares and you are a U.S. holder, then you generally will be required to treat any gain realized upon a disposition of such common shares, or any so-called “excess distribution” received on your common shares, as ordinary income, and to pay an interest charge on a portion of such gain or distribution. In certain circumstances, the sum of the tax and the interest charge may exceed the total amount of proceeds you realize on the disposition or the amount of the excess distribution you receive. Subject to certain limitations, these tax consequences may be mitigated if you make a timely and effective Qualified Electing Fund election, or QEF Election, or a mark-to-market election, or Mark-to-Market Election. Subject to certain limitations, such elections may be made with respect to our common shares. If you are a U.S. holder and make a timely and effective QEF Election, you generally must report on a current basis your share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amount to you, thus giving rise to so-called “phantom income” and to a potential tax liability. However, U.S. holders should be aware that we do not intend to satisfy the record keeping requirements that apply to a “qualified electing fund,” or supply U.S. holders with information that such U.S. holders require to report under the QEF Election rules, in the event that we are a PFIC and a U.S. holder wishes to make a QEF Election. Thus, if you are a U.S. holder, you may not be able to make a QEF Election. If you are a U.S. Holder and make a timely and effective Mark-to-Market Election, you generally must include as ordinary income each year the excess of the fair market value of your common shares over your tax basis therein, thus also possibly giving rise to phantom income and a potential tax liability. Ordinary loss generally is recognized only to the extent of net mark-to-market gains previously included in income. Any holder of our common shares who is a U.S. taxpayer should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of our common shares.

If the Internal Revenue Service determines that we are not a PFIC and you previously paid taxes pursuant to a QEF Election or a Mark-to- Market Election, you may pay more taxes than you legally owe.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and research and development laboratory are in Ann Arbor, Michigan where we lease and occupy approximately 18,966 feet pursuant to a lease that expires January 31, 2025.

PulseVet operations and administrative activities are located in Alpharetta, Georgia where we lease and occupy 6,300 square feet pursuant to a lease that expires on June 30, 2022.  In November of 2021 we began looking for new property to lease.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares commenced trading on the NYSE American on November 21, 2017 under the symbol “ZOM.”

Common Stock Information

As of March 1, 2022, there were 979,899,668 common shares outstanding held of record by approximately 150 holders.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2021. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and forward-looking information under applicable Canadian securities law requirements (collectively, “forward-looking statements”) which are intended to be covered by the safe harbors created thereby. See “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Part I - Item 1A Risk Factors” section and elsewhere in this Annual Report on Form 10-K, as well as, in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

Overview

We are a veterinary health company creating products for companion animals by focusing on the unmet needs of clinical veterinarians. Our mission is to enrich the lives of the animals we love and the people that care for them by providing products and technologies that improve patient care and enhance practice health. Our product portfolio includes innovative diagnostics and therapeutic medical devices that emphasize patient health and enhancing practice economics.

We currently have two discrete platforms - our TRUFORMA® platform, comprising point-of-care diagnostic products for disease states in dogs and cats, and our PulseVet® platform, which provides for treatment of musculoskeletal issues in horses and small animals.

 Dogs and cats commonly suffer from adrenal disorders and thyroid disease, including hypothyroidism and hyperthyroidism. We believe that diagnostic tests are vital for identifying these disorders in sick patients as well as for screening apparently healthy patients. In certain cases, multiple assays must be performed to reach a definitive diagnosis of a specific disease or condition. Clinical veterinarians often do not have access to the equipment and assays to perform this testing at the point-of- care. As a result, certain tests must be sent to a reference lab, resulting in delay in diagnosis and treatment, and depriving clinical veterinarians of potential testing revenue.

Through our TRUFORMA platform, we are focused on the development and commercialization of diagnostic instruments and related assays for use at the point-of-care that provide reference lab accuracy, thereby enabling practitioners to diagnose and treat diseases sooner.

Through our PulseVet platform, we are the world leader in electro-hydraulic shockwave technology for the treatment of a wide variety of conditions in horses and small animals. Our technology is indicated for conditions including osteoarthritis, tendon and ligament healing, bone healing, chronic pain relief and wound healing.

On October 1, 2021, we acquired Pulse Veterinary Technologies (“PulseVet”), a leader in electro-hydraulic shock wave technology for use on companion animals.

As a result of an internal strategic view, we have focused our development and commercialization efforts on our TRUFORMA platform and our PulseVet technology. We believe this narrowed focus will enable us to capitalize on our core strengths and to accelerate the commercialization of these existing platforms.

For the foreseeable future, we expect to continue to incur losses, which will begin to decrease from historical levels as we continue the commercialization of our TRUFORMA® platform, and recognize additional profits from the expansion of PulseVet, expand our product development activities, and expand our sales and marketing activities.

We commenced the commercialization of our TRUFORMA platform in March 2021. Our results for the year ended December 31, 2021 include the results of PulseVet from and after its acquisition in October 2021. Consequently, results for the year ended December 31, 2021 are not necessarily comparable to the results expected in future periods.

For further information on the regulatory, business and product pipeline, please see the “Business” section of this Annual Report on Form 10-K. For further information on the risk factors, please see the “Risk Factors” section of this Annual Report on Form 10-K.

Reportable Segments

                Our reportable segments are:

•	Diagnostics, which consists of our parent company and its U.S subsidiary and includes the TRUFORMA products, and

•

Therapeutics, which consists of PulseVet operations and its two international subsidiaries, HMT High Medical Technologies (Japan) Co. Ltd. ("HMT") and NeoPulse, GmbH ("NeoPulse"), and includes the ProPulse products and services.

Revenue

Our revenue consisted of instruments, cartridges, and warranty services sold in the U.S in association with our TRUFORMA platform, as well as instruments, trodes and warranty services sold in the U.S and internationally in association with our PulseVet products.

Cost of Revenue

Cost of revenue consisted primarily of the cost of raw materials used in the assembly of PulseVet instruments and trodes, the cost of TRUFORMA instruments purchased, and consumables and the related warranties purchased. We expense all inventory obsolescence provisions related to normal manufacturing changes as cost of revenue.

Operating Expenses

The majority of our operating expenses through December 31, 2021, have been for the general and administrative activities related to general business activities, capital market activities and stock-based compensation, developing a commercial team and research and development activities related to our product development.

Research and Development Expense

All costs of research and development are expensed in the period in which they are incurred. Research and development costs primarily consist of salaries and related expenses for personnel, fees paid to consultants, outside service providers, professional services, travel costs and materials used in clinical trials and research and development.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel costs, including salaries, related benefits and stock-based compensation for employees, consultants and directors. These expenses also include costs associated with sales and marketing activity, professional fees, and corporate administrative and overhead costs, including rent and other facilities costs, amortization, and depreciation.

Income Taxes

As of December 31, 2021, we had net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $28.1 million and non-capital loss carryforwards for Canada of approximately $37.2 million, which will begin to expire in fiscal year 2035. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. We concluded that, due to the limitations under Section 382, our U.S. federal and state net operating loss carryfowards for the periods prior to February 11, 2021 have been limited to zero.  We therefore have derecognized $21.0 million of our U.S deferred tax assets, resulting in a remaining carryforward balance of $7.2 million.

In Canada, due to the uncertainty of realizing any tax benefits as of December 31, 2021, we continue to fully value our Canadian deferred tax assets.

Translation of Foreign Currencies

The functional currency, as determined by management, for our subsidiaries in the United States, Switzerland, and Canada is the U.S. dollar, which is also our reporting currency

The functional currency, as determined by management, for our Japanese subsidiary is the Japanese Yen. Japanese Yen are translated for financial reporting purposes with translation gains and losses recorded as a component of other comprehensive income or loss.

Stock-Based Compensation

We measure the cost of equity-settled transactions by reference to the fair value of the equity instruments at the date at which they are granted.

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

Loss Per Share

Basic loss per share, or EPS, is computed by dividing the loss attributable to common shareholders, including the charge to retained earnings from the preferred share exchange, by the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive.

The dilutive effect of stock options is determined using the treasury stock method. Stock options and warrants to purchase our common shares issued during the period were not included in the computation of diluted EPS, as the effect would be anti-dilutive.

Comprehensive Loss

We follow ASC topic 220. This statement establishes standards for reporting and display of comprehensive (loss) income and its components. Comprehensive loss is net loss plus certain items that are recorded directly to shareholders’ equity.

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

While our significant accounting policies are more fully described in Note 3 of the notes to our consolidated financial statements appearing elsewhere in this document, management has identified the following as “Critical Accounting Policies and Estimates”: Intangible Assets and Business Combinations, Inventory Reserves, and Revenue Recognition and Liabilities due to Customers. We believe that the estimates and assumptions involved in these accounting policies may have the greatest potential impact on our financial statements.

Intangible Assets and Business Combinations

Assets acquired and liabilities assumed as part of a business combination are recognized at their acquisition date fair values. In determining these fair values, we utilized various forms of the income, cost and market approaches depending on the asset or liability being valued.

We used a discounted cash flow model to measure the trade names, customer relationship, and technology assets. The estimation of fair value required significant judgment related to future net cash flows based on assumptions related to revenue and EBITDA growth rates, discount rates, and attrition factors. Inputs were generally determined by taking into account competitive trends, market comparisons, independent appraisals, and historical data, among other factors, and were supplemented by current and anticipated market conditions.

Variances in future cash flows, anticipated growth rates and revenue could significantly impact the value assigned to intangible assets. Any variance could cause impairment charges upon testing.

We will evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change indicating the carrying value may not be recoverable. When testing goodwill for impairment, we may first assess qualitative factors to determine if it is more likely than not the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, we consider the impact of changes, if any, to the following factors: macroeconomic, industry and market factors; cost factors; changes in overall financial performance; and any other relevant events and uncertainties impacting a reporting unit. If our qualitative assessment indicates a goodwill impairment is more likely than not, we perform additional quantitative analyses. We may also elect to skip the qualitative testing and proceed directly to the quantitative testing. For reporting units where a quantitative analysis is performed, we will perform a test measuring the fair values of the reporting units and comparing them to their aggregate carrying values, including goodwill. If the fair value is less than the carrying value of the reporting unit, an impairment is recognized for the difference, up to the carrying amount of goodwill.

We will estimate the fair values of our reporting units using a discounted cash flow method or a weighted combination of discounted cash flows and a market-based method. The discounted cash flow method includes assumptions about a wide variety of internal and external factors. Significant assumptions used in the discounted cash flow method include financial projections of free cash flow, including revenue trends, medical costs trends, operating productivity, income taxes and capital levels; long-term growth rates for determining terminal value beyond the discretely forecasted periods; and discount rates. Financial projections and long-term growth rates used for our reporting units will be consistent with, and use inputs from, our internal long-term business plan and strategies. Discount rates will be determined for each reporting unit and include consideration of the implied risk inherent in their forecasts. Our most significant estimate in the discount rate determinations involves our adjustments to the peer company weighted average costs of capital reflecting reporting unit-specific factors. We will not make any adjustments to decrease a discount rate below the calculated peer company weighted average cost of capital for any reporting unit. Company-specific adjustments to discount rates are subjective and thus are difficult to measure with certainty. The passage of time and the availability of additional information regarding areas of uncertainty with respect to the reporting units’ operations could cause these assumptions to change in the future. Additionally, as part of our quantitative impairment testing, we will perform various sensitivity analyses on certain key assumptions, such as discount rates, cash flow projections and peer company multiples to analyze the potential for a material impact. The market-based method requires determination of an appropriate peer group whose securities are traded on an active market. The peer group is used to derive market multiples to estimate fair value. As of October 1, 2021, we did not complete an annual impairment tests for goodwill as there was no goodwill prior to our acquisition of PulseVet.

Inventory Reserves

Our Diagnostics segment purchases instruments and places them in inventory. Instruments are removed from inventory and recorded as fixed assets when they are placed with our customers under the agreement that they will repeatedly purchase assays (tests) which are utilized in the instrument. Each instrument placed in the portfolio represents an asset that we own. An estimate is made of the anticipated future revenue over the life of the instrument, based on the sale of assays, which is typically ten years. If the payback period of the initial investment in the asset is less than the ten-year life of the asset, we conclude that the inventory has been properly recorded, and no write-down is necessary. We rely on third-party data that considers various data points and assumptions, including, but not limited to, the expected volume of assays which will be sold, anticipated growth rates and placements of instruments. Realization of the anticipated revenue is dependent on the current assumptions and forecasted models.

The customer is obligated to purchase assays during the placement period. However, since the customer is not obligated to purchase the instrument, and can return it at any time, we are exposed to a risk of loss to the extent the customer returns the instrument and discontinues assay purchases.

On December 31, 2021, the carrying value of our Diagnostic inventory was approximately $1.8 million. A significant assumption included in the realization model is a placement rate of two instruments per month, per account manager.

The effect of a 10% reduction in the estimated annual placements of instrument would increase the payback period on December 31, 2021, by .09 years.

Changes to placement rates are not expected to decrease, nor do we expect that any decrease would be permanent.

Revenue Recognition and Liabilities Due to Customers

The nature of our Therapeutics business segment gives rise to variable consideration, including discounts and applicator (“trode”) returns. Credits are issued for unused shocks on returned trodes, which can be used toward the purchase of replacement trodes. When revenue is recognized, a simultaneous adjustment for returns is estimated, reducing revenue. Estimated return credits are presented as a reduction to gross sales with the corresponding reserve presented as customer contract liabilities.

Variable consideration related to unused shock credits is calculated using the expected value method, which estimates the amount that is expected to be earned. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. Estimates of variable consideration are based upon historical experience and known trends. These estimated credits are non-refundable and may only be used towards the purchase of future trode refurbishments. This practice encourages refurbishment purchase prior to complete utilization of the previous trode, so the customer will always have a trode at hand with ample capacity to perform treatments.

The number of trodes returned by year is tracked against the number of trodes sold in that same year, creating a current experience rate. It is assumed that the ultimate return rate for the trodes is 96%. For annual calculations, it is assumed that the expected returns in the current year for each layer increase to the experience rate of the year immediately preceding it. Once the 96% is reached the layer is removed from the calculation. The annual incremental change in expected returns is multiplied by an average return credit amount, generating the current liability due to customers.

The average return credit is calculated by dividing the actual shock credits issued by the actual number of trodes returned. A variance in the assumed return rate compared to the actual rate would impact the estimate and potentially understate net sales (overestimated rate) or overstate net sales (underestimated rate) in any given year and create a corresponding misstatement of the liability due to customers.

On December 31, 2021, the estimated value of our Therapeutics customer contract liability was approximately $340,000. If the expected return rate was increased by 2%, the effect on current year reduction in sales and customer liability would have been approximately $274,000.

Results of Consolidated Operations

Year ended December 31, 2021 compared to year ended December 31, 2020

Our results of operations for the year ended December 31, 2021, and December 31, 2020 are as follows:

Revenue

Revenue for the year ended December 31, 2021, was approximately $4.1 million, compared to $0 for the fiscal year ended December 31, 2020.  Revenue in 2021 resulted primarily from the inclusion of PulseVet’s results in the fourth quarter of 2021 and consisted of instruments, trodes and warranty services sold worldwide. Commercialization of the TRUFORMA platform commenced in March 2021 and revenues for the remainder of 2021 were approximately $0.1 million.  In general, we expect PulseVet revenue to increase in 2022 over 2021 levels and that consolidated revenue will increase in 2022 as we commence reporting a full year of PulseVet operating activity.

 Cost of Revenue

Cost of revenue for the year ended December 31, 2021, was approximately $1.1 million, compared to $0 for the fiscal year ended December 31, 2020.  Cost of revenue in 2021 resulted primarily from the inclusion of PulseVet’s results in the fourth quarter of 2021.  As noted above, commercialization of the TRUFORMA platform commenced in March 2021 and cost of revenue was immaterial.  We expect that cost of revenue will increase as we sell additional products in subsequent periods.  In general, while we expect PulseVet costs to be similar to 2021 level, we anticipate that consolidated costs will increase in 2022 as we commence reporting a full year of PulseVet operating activity.

Gross Profit

Gross profit margin for the year ended December 31, 2021 was approximately 74%, compared to zero for the fiscal year ended December 31, 2020. Gross profit resulted primarily from the inclusion of PulseVet’s results in the fourth quarter of 2021. In general, we believe gross margins will remain relatively unchanged due to a variety of factors, including the ability to effectively stimulate demand for certain of our products; potential increases in the cost of components and outside manufacturing services; our ability to manage warranty costs effectively; shifts in the mix of products and services, or in the geographic, currency or channel mix; and fluctuations in exchange rates.

Research and Development

Research and development expense for the year ended December 31, 2021, was approximately $1.6 million, compared to approximately $8.0 million for the year ended December 31, 2020, a decrease of approximately $6.4 million or 79%.  The decrease was a result of an overall reduction in research and development costs related to TRUFORMA as we completed development of the instrument and three of the first five assays and began transitioning to commercialization activities.  Research and development expense for the PulseVet segment was immaterial. We expect that research and development will increase in 2022 as we continue development of TRUFORMA related assays and complete the clinical studies related to PulseVet.

Selling, General and Administrative

Selling, general and administrative expense for the year ended December 31, 2021, was approximately $22.7 million, compared to approximately $8.7 million for the year ended December 31, 2020, an increase of approximately $14.0 million, or 160%.  The increase was due to an increase in salaries, bonus and benefits of approximately $8.0 million primarily resulting from an increase in share-based compensation expense of approximately $5.4 million compared to the 2020 year, and an increase in salaries for marketing, sales and other administrative personnel of approximately $2.6 million relating to the build-out of our internal sales force and the inclusion of PulseVet in our results in the fourth quarter of 2021. Professional fees also increased by approximately $3.6 million, related primarily to the PulseVet acquisition, the exchange of our Series 1 preferred stock, and increased fees associated with SEC compliance requirements. Regulatory fees increased for the annual shareholders meeting of approximately $0.7 million largely as a result of administrative costs related to increases in the shareholder base.  Other increases for approximately $1.7 million include marketing, depreciation and amortization, travel costs, contracted expenditure and insurance expense.    We expect selling, general and administrative expense to increase in 2022 as a result of increased headcount relating to the acquisition of PulseVet and the expansion of our sales and marketing activities.

Net Loss

Our net loss for the year ended December 31, 2021, was approximately $18.4 million, or $0.05 per share, compared with a net loss of approximately $16.9 million, or $0.05 per share, for the year ended December 31, 2020, an increase in losses of approximately $1.5 million or 8.7%. The net loss in each period was attributed to the matters described above. We expect to continue to record net losses in future periods until such time as we have sufficient revenue from organic or acquired product sales to offset our operating expenses.

Cash Flows

Year ended December 31, 2021 compared to year ended December 31, 2020

The following table shows a summary of our cash flows for the periods set forth below:

	Year ended	Year ended
	December 31, 2021	December 31, 2020	Change
Cash used in operating activities	$(14,275,156)	$(16,239,363)	$1,964,207	-12%
Cash (used) provided by investing activities	(71,925,368)	1,005,719	(72,931,087)	-7252%
Cash provided by financing activities	219,159,366	76,714,761	142,444,605	186%
Increase in cash and cash equivalents	132,958,842	61,481,117	71,477,725	116%
Effect of exchange rate changes on cash	1,663	-	1,663	NA
Cash and cash equivalents, beginning of period	61,991,703	510,586	61,481,117	12041%
Cash and cash equivalents, end of period	$194,952,208	$61,991,703	132,960,505	214%

Operating Activities

Cash used in operating activities for the year ended December 31, 2021, was approximately $14.3 million, compared to approximately $16.2 million for the year ended December 31, 2020, a decrease of approximately $1.9 million, or 12%. The reduction in net cash used in operating activities resulted primarily from an increase in the net loss, offset by an increase in non-cash expenses including stock-based compensation of approximately $5.4 million, approximately $0.5 million in gains recognized on extinguishment of debt and an increase in working capital requirements of approximately $2.2 million. Other non-cash activity in the 2021 period included increased amortization and depreciation of approximately $0.7 million.

Investing Activities

 Cash used in investing activities for the year ended December 31, 2021, was approximately $71.9 million, compared to cash provided by investing activities of approximately $1.0 million for the year ended December 31, 2020, an increase in cash used of approximately $72.9 million, or 7,252%. The increase in cash used in investing activities during 2021 was primarily due to the acquisition of PulseVet for approximately $71.9 million, net of cash acquired of approximately $0.5 million, a reduction in cash received from the modification of leases of approximately $1.0 million, and an increase in investments in intangible and other property and equipment of approximately $0.5 million.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2021, was approximately $219.2 million, compared to approximately $76.7 million for the year ended December 31, 2020, an increase of approximately $142.4 million, or 186%. The increase resulted primarily from the sale of our equity securities in 2021 for total gross proceeds of approximately $199.5 million, cash received of approximately $32.1 million from warrant exercises, and cash received of approximately $1.8 million from stock option exercises, offset by stock issuance costs of approximately $14.3 million.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in May 2015. As of December 31, 2021, we had an accumulated deficit of approximately $119.4 million. We have funded our working capital requirements primarily through the sale of our equity and equity-related securities and the exercise of stock options and warrants.

As of December 31, 2021, the Company had cash and cash equivalents of approximately $195.0 million, inventory of approximately $2.8 million, prepaid expenses and deposits of approximately $1.8 million, trade receivables of approximately $ 0.3 million and other receivables approximately $0.5 million.. Current assets amounted to approximately $200.4 million with current liabilities of approximately $4.3 million, resulting in working capital (defined as current assets minus current liabilities) of approximately $196.1 million.

Short Term Cash Requirements

We believe that our existing cash is sufficient to fund our expected short-term needs.  We currently have cash fixed obligations in association with our building leases and quarterly inventory orders.  We also have payment obligations associated with our on-going clinical studies, and expect that we have sufficient cash to cover these requirements.  We do not expect that PulseVet’s operations will require significant increases in our short-term cash needs.

Long Term Cash Requirements

We believe that our existing cash resources will be sufficient to fund our expected operational requirements through at least December 2024. We regularly evaluate our business plans and strategy. These evaluations often result in changes to our business plans and strategy, some of which may be material and significantly change our cash requirements. Ongoing business development activity may also require us to use some of our liquidity for an acquisition, and use of additional capital to fund newly acquired operations. If we raise additional funds by issuing equity securities, our existing security holders will likely experience dilution; and the incurring of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict operations.

Our future capital requirements depend on many factors, including, but not limited to:

•	the costs and timing of our development and commercialization activities;

•	the cost of manufacturing our existing and future products;

•	the cost of marketing and selling our existing and future products including marketing, sales, service, customer support and distribution costs;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs associated with additional business development or mergers and acquisitions activity, including acquisition-related costs, earn-outs or other contingent payments and costs of developing and commercializing any technologies to which we obtain rights;

•	third-party costs associated with the development and commercialization of our existing and future products and the ability of our development partners to satisfy our requirements on a timely basis;

•	the scope and terms of our business plans from time to time, and our ability to realize upon our business plans; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

Outstanding Share Data

The only class of outstanding voting equity securities of the Company are the common shares. As of March 1, 2022:

•	there are 979,899,668 common shares issued and outstanding;

•	there are stock options outstanding under our Stock Option Plan to acquire an aggregate of 65,043,727 common shares

•	there are common share purchase warrants outstanding to acquire an aggregate of 197,917 common shares at an exercise price of $0.15 per share issued in February 2020.

•	there are common share purchase warrants outstanding to acquire an aggregate of 363,501 common shares at an exercise price of $0.15 per share issued in April 2020.

•	there are common share purchase warrants outstanding to acquire an aggregate of 120,000 common shares at an exercise price of $0.15 per share issued in May 2020.

•	there are common share purchase warrants outstanding to acquire an aggregate of 231,000 common shares at an exercise price of $0.16 per share issued in July 2020.

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

Recently Adopted Accounting Pronouncements

From time to time, the FASB or other standard setting bodies issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an ASU. Unless otherwise discussed, we believe that recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our Consolidated Financial Statements upon adoption.

To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 3 - Significant Accounting Policies to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

See pages F-1 through F-35 following the Exhibit Index of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting on December 31, 2021, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 herein.

The scope of this assessment excludes management's assessment of internal controls over financial reporting for PulseVet, which was acquired during 2021. PulseVet assets represent approximately 1.5% of the consolidated assets and 99% of the consolidated revenue.

Changes in Internal Controls over Financial Reporting

During the fourth quarter ended December 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders, or Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are included in this Annual Report on Form 10-K

(1)-(2) Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Zomedica Corp.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Zomedica Corp.  (an Alberta, Canada corporation) (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 1, 2022 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Branford PVT Acquiror, Inc., (“PulseVet”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 1.5 and 99 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. As indicated in Management’s Report, PulseVet was acquired during 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of PulseVet.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Zomedica Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Zomedica Corp. (an Alberta, Canada corporation) (and subsidiaries) (the “Company”) as of December 31, 2021, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes  (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2022 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of developed technology, trade name and customer relationship intangible assets acquired

As described further in Note 5 to the consolidated financial statements, on October 1, 2021, the Company acquired 100% of the stock of Branford PVT Acquirer, Inc. for $71.9 million in cash. As part of the acquisition, the Company acquired $33.7 million of intangible assets, including developed technology, trade name and customer relationships.  The Company used a discounted cash flow model to measure the customer relationship intangible assets and a relief from royalty model to measure the technology and trade name acquired.  We identified the valuation of developed technology, trade name and customer relationship intangible assets acquired as a critical audit matter.

The principal consideration for our determination that the valuation of developed technology, trade name and customer relationship intangible assets acquired is a critical audit matter is the high degree of auditor judgment necessary in evaluating certain inputs and assumptions made by management in the valuation models used to determine fair value. Those key assumptions include revenue growth rates, royalty rates, customer attrition rates and discount rates. Our audit procedures related to the valuation of developed technology, trade name and customer relationship intangible assets acquired included the following, among others.

•

We obtained an understanding and tested the design and operating effectiveness of relevant controls within the Company's process to value acquired intangible assets, including the Company's control over the selection and review of the reasonableness of assumptions used in determining fair value.

•

We evaluated the reasonableness of the Company's forecasted revenue growth rates used to value developed technology, trade name and customer relationship intangible assets by (1) comparing forecasted revenue growth rates to historical growth rates of peer companies (2) comparing forecasted revenue growth rates to historical growth rates of the acquired entity and (3) comparing forecasted revenue growth rates to available industry and market data.

•

We involved our valuation professionals with specialized skills and knowledge, to evaluate key inputs and assumptions used to determine fair value. Our valuation professionals compared the estimated annual customer attrition rate used to value the customer relationship intangible asset to historical customer retention data of the acquired company, compared the discount rate used to value the developed technology, trade name and customer relationship intangible assets to independently developed discount rates derived from publicly available data for comparable companies and compared the royalty rates used to value the developed technology and trade name to royalty rates derived from publicly available data for comparable companies.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Cincinnati, Ohio

March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Zomedica Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Zomedica Corp. and its subsidiaries (the Company) as of December 31, 2020, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated balance sheets of the Company as of December 31, 2020, and the results of its consolidated operations and comprehensive loss and its consolidated cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Toronto, Canada
February 26, 2021

Zomedica Corp.

Consolidated balance sheets

As of December 31, 2021 and 2020

(Stated in United States dollars)

	December 31,	December 31,
	2021	2020

Assets

Current assets:
Cash and cash equivalents	$194,952,208	$61,991,703
Inventory, net	2,847,985	-
Prepaid expenses and deposits	1,841,814	1,727,814
Trade receivables, net	315,418	-
Other receivables	450,081	146,207
Total current assets	200,407,506	63,865,724

Prepaid expenses and deposits	394,106	13,924
Property and equipment, net	1,205,546	583,007
Right-of-use asset	1,319,810	1,318,716
Goodwill	43,287,765	-
Intangible assets, net	33,519,560	362,663
Other assets	265,000
Total assets	$280,399,293	$66,144,034

Liabilities, mezzanine and shareholders' equity

Current liabilities:
Accounts payable and accrued liabilities	$3,225,348	$1,248,628
Accrued income taxes	239,924	-
Current portion of debt obligation	-	527,360
Current portion of lease obligations	414,695	252,788
Customer contract liabilities	198,112	-
Other current liabilities	261,621	-
Total current liabilities	4,339,700	2,028,776

Lease obligations	964,191	1,087,998
Deferred tax liabilities	3,709,312	-
Customer contract liabilities	139,950	-
Other liabilities	360,797	-
Total liabilities	9,513,950	3,116,774

Commitments and contingencies (Note 17)

Mezzanine equity:
Series 1 preferred shares, without par value; 20 shares authorized 0 and 12 series 1 Issued and outstanding at December 31, 2021 and December 31, 2020, respectively	$-	$11,961,397

Shareholders' equity:
Unlimited common shares without par value; 979,899,668 and 642,036,228 Issued and outstanding at December 31, 2021 and December 31, 2020, respectively	380,961,940	104,783,612
Common stock subscribed	-	459,600
Additional paid-in capital	9,313,136	14,792,276
Accumulated deficit	(119,391,398)	(68,969,625)
Accumulated other comprehensive income	1,665	-
Total shareholders' equity	270,885,343	51,065,863

Total liabilities and equity	$280,399,293	$66,144,034

The accompanying notes are an integral part of these consolidated financial statements.

Zomedica Corp.

Consolidated statements of operations and comprehensive loss

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

	December 31,	December 31,
	2021	2020

Net revenue	$4,133,123	$-
Cost of revenue	1,079,052	-
Gross profit	3,054,071	-

Expenses:
Research and development	1,672,988	8,043,891
Selling, General and administrative	22,749,080	8,721,087
Loss from operations	(21,367,997)	(16,764,978)
Interest income	(357,447)	(32,859)
Interest expense	6,054	732
Bad debt expense	6,000	-
Loss on disposal of assets	248,594	121,034
Loss on right-of-use asset	-	59,097
Gain on extinguishment of debt	(533,414)	-
Other losses (gains)	(51,861)	(8,601)
Foreign exchange loss	30,301	7,403
Loss before income tax	(20,716,224)	(16,911,784)
Income tax benefit	2,333,054	-
Net loss	(18,383,170)	(16,911,784)
Currency translation adjustment	1,665	-
Net comprehensive loss	$(18,381,505)	$(16,911,784)

Weighted average number of common shares - basic and diluted	956,533,761	364,444,664

Loss per share - basic and diluted (Note 19)	(0.05)	(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

Zomedica Corp.

Consolidated statements of shareholders’ equity

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

	Series 1 preferred stock		Common stock		Common stock	Additional paid-in	Accumulated	Other comprehensive
	Shares	Amount	Shares	Amount	subscribed	capital	deficit	income	Total
Balance at December 31, 2019	12	$11,961,397	108,038,398	$38,566,820	$-	$3,625,083	$(52,057,841)	-	$2,095,459
Stock, warrants and prefunded warrant issued for financing	-	-	337,830,001	32,275,265	-	24,221,018	-	-	56,496,283
Stock issuance costs	-	-	-	(2,979,594)	-	(2,128,022)	-	-	(5,107,616)
Placement agent warrants	-	-	-	(154,767)	-	154,767	-	-	-
Stock-based compensation	-	-	-	-	-	1,656,184	-	-	1,656,184
Stock issued due to exercise of warrants and prefunded warrants	-	-	196,167,829	37,075,888	-	(12,736,754)	-	-	24,339,134
Common stock subscribed	-	-	-	-	459,600	-	-	-	459,600
Reclassification to mezzanine equity	(12)	(11,961,397)	-	-	-	-	-	-	(11,961,397)
Net loss	-	-	-	-	-	-	(16,911,784)	-	(16,911,784)
Balance at December 31, 2020	-	$-	642,036,228	$104,783,612	$459,600	$14,792,276	$(68,969,625)	-	$51,065,863
Stock, warrants and prefunded warrant issued for financing	-	-	105,013,158	199,525,000	-	-	-	-	199,525,000
Stock issuance costs	-	-	-	(14,280,914)	-	-	-	-	(14,280,914)
Stock-based compensation	-	-	-	-	-	7,092,031	-	-	7,092,031
Stock issued due to exercise of warrants	-	-	201,108,405	44,114,557	-	(11,519,947)	-	-	32,594,610
Stock issued due to exercise of stock options			7,022,776	2,819,685		(1,051,224)		-	1,768,461
Common stock subscribed	-	-	-	-	(459,600)	-	-	-	(459,600)
Preferred share exchange	-	-	24,719,101	44,000,000	-	-	(32,038,603)	-	11,961,397
Currency translation adjustments	-	-	-	-	-	-		1,665	1,665
Net loss	-	-	-	-	-	-	(18,383,170)		(18,383,170)
Balance at December 31, 2021	-	$-	979,899,668	$380,961,940	$-	$9,313,136	$(119,391,398)	$1,665	$270,885,343

The accompanying notes are an integral part of these consolidated financial statements.

Zomedica Corp.

Consolidated statements of cash flows

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

	December 31,	December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(18,383,170)	$(16,911,784)
Adjustments for
Depreciation	265,496	305,914
Amortization - intangible assets	874,093	224,106
Loss on disposal of property and equipment	248,594	121,034
Loss on other assets	(731)	59,097
Gain on extinguishment of debt	(533,414)	-
Stock-based compensation	7,092,031	1,656,184
Non-cash portion of rent expense	37,738	22,069
Change in non-cash operating working capital, net of acquisition
Inventory	(2,774,484)	-
Prepaid expenses and deposits	(129,749)	(798,497)
Trade receivables	(47,076)	-
Other receivables	(164,693)	(78,589)
Accounts payable and accrued liabilities	1,412,038	(838,897)
Accrued income tax	196,224	-
Deferred tax liabilities	(2,528,477)	-
Other current liabilities	200,948	-
Customer contract liabilities	6,348	-
Other liabilities	(46,872)	-
Net cash used in operating activities	(14,275,156)	(16,239,363)

Cash flows from investing activities:
Cash from sale of property and equipment	225	20,400
Investment in intangibles	(379,047)	(1,944)
Investment in property and equipment	(147,127)	(14,850)
Cash from lease cancellation or modification	-	1,002,113
Investment in subsidiary acquisition, net of cash acquired	(71,399,419)	-
Net cash (used in) provided by investing activities	(71,925,368)	1,005,719

Cash flows from financing activities:
Proceeds from issuance of common shares, warrants and pre-funded warrants	199,525,000	56,496,283
Cash received from warrant exercises	32,135,010	24,339,134
Cash received from stock option exercises	1,768,461	(5,107,616)
Cash received from shares to be issued	-	459,600
Cash paid on stock issuance costs	(14,269,105)	527,360
Net cash provided by financing activities	219,159,366	76,714,761

Increase in cash and cash equivalents	132,958,842	61,481,117
Effect of exchange rate changes on cash	1,663	-

Cash and cash equivalents, beginning of period	61,991,703	510,586

Cash and cash equivalents, end of period	$194,952,208	$61,991,703

Noncash investing and financing activities
Transfer of inventory into property and equipment	$798,000	$-
Deferred financing fees charge to stock issuance costs	$11,810	$-
Net equity effect of preferred share exchange	$(11,961,397)	$-

Supplemental cash flow information:

Interest paid	$-	$732
Interest received	$(501,691)	$(32,353)

The accompanying notes are an integral part of these consolidated financial statements.

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

1. Nature of operations

 The Company is a veterinary health company creating products for companion animals by focusing on the unmet needs of clinical veterinarians.

The impact of the novel strain of coronavirus (“COVID-19”)

The outbreak of the novel strain of coronavirus, specifically identified as “COVID-19”, resulted in the World Health Organization declaring this virus a global pandemic in March 2020. Governments around the world enacted emergency measures to combat the spread of the virus. These measures included the implementation of travel bans, self-imposed quarantine periods and social distancing. The closure of businesses caused material disruption to businesses resulting in an economic slowdown. Governments and central banks responded with significant monetary and fiscal interventions designed to stabilize the financial markets.

The COVID-19 pandemic materially and adversely affected the development and commercialization of our TRUFORMA® platform and the initial five assays. In response to the pandemic, our development partner had reduced the number of employees working in its facilities for a period of time which delayed the completion of the verification of the five initial TRUFORMA® assays and the manufacturing of commercial quantities of the TRUFORMA® platform and the related assays. Veterinary hospitals and clinics that had agreed to participate in the validation of our initial TRUFORMA® assays either shut down for a period of time or limited their operations to those involving only life-threatening conditions, which we have mitigated to a certain extent with our recent ability to successfully complete remote installations. Potential customers have at times restricted access to their facilities which has affected and may continue to affect our ability to perform on-site demonstrations and other marketing activities. The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, and the effectiveness of governmental actions in response to the pandemic.

The emergence of the omicron variant has not caused significant modification to business operations. We continue to install remotely, if potential customers restrict access to their facilities. We intend to continue development of new assays, both for equine indications of our current and planned assays, and for various additional disease states affecting canine, feline, and equine patients in the future.

2. Basis of preparation

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. Intercompany transactions and balances between consolidated businesses have been eliminated.

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

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

Inventories

Inventories are stated at the lower of cost or net realizable value. The Company utilizes the specific identification and First in, First out ("FIFO") method to track inventory costs. The Company records reserves, when necessary, to reduce the carrying value of inventory to its net realizable value. Management considers forecast demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Intangible Assets

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life.

Costs related to acquired trademarks, tradename, customer relationships and developed technology have been capitalized and amortized over the estimated useful life.

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

The Company’s contracts with customers are generally comprised of purchase orders for the sale of the point of care instrument, consumable products, and warranties, or some variation thereof. The instrument and consumables each represent a single performance obligation when sold separately, that is satisfied at a point in time upon transfer of control of the product to the customer which is typically upon receipt of the goods by the customer. The warranties are also a separate performance obligation, whereby revenue is recognized over time.

At times the Company receives consideration prior to when the performance obligation is completed, giving rise to a contract liability.

Sales are recorded net of sales tax. Sales tax is charged on sales to end users and remitted to the appropriate state authority.

Accounts receivable are recorded at net realizable value and have payment terms of 30 days. The Company recorded an allowance for doubtful accounts for $34,000, which is recorded net in trade receivables.

The Diagnostics segment reported $125,361 in revenue from consumables. The Therapeutics segment reported $1,792,865 in revenue from instruments, $2,072,582 from trodes, $28,959, from warranties and services, and $113,356 from other revenues.

Cost of revenue

Cost of goods sold consists of materials, and shipping costs incurred internally to produce and receive the products. Shipping and handling costs incurred by the Company are included in cost of goods sold.

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

Comparative figures

Certain prior year amounts have been reclassified to conform to the current year presentation. The change in presentation had no effect on the reported results of operations. Adjustments have been made to the consolidated balance sheets, consolidated statements of loss and comprehensive loss, and the consolidated statements of cash flows for year ended December 31, 2020. These changes in classification do not affect previously reported cash flows from operating activities in the consolidated statements of cash flows.

Basis of measurement

The consolidated financial statements have been prepared on the historical cost basis except as otherwise noted.

Functional and reporting currencies

The functional currency, as determined by management, for our subsidiaries in the United States, Switzerland, and Canada is U.S. dollars, which is also our reporting currency.

The functional currency, as determined by management, for our Japanese subsidiary is Japanese Yen. Japanese Yen are translated for financial reporting purposes with translation gains and losses recorded as a component of other comprehensive income or loss.

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

Property and equipment

Property and equipment are carried at historical cost less accumulated depreciation and any accumulated impairment losses. Property and equipment acquired in a business combination are recorded at fair value as of the date of acquisition. Maintenance and repair expenditures that do not improve or extend the life are expensed in the period incurred.

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

TRUFORMA instruments utilized in the Customer Appreciation Program, ("CAP") are reclassified from inventory and categorized as property and equipment, which is depreciated over the estimated useful life.

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

 Estimated useful lives for the principal asset categories are as follows:

Office equipment	3 years
Machinery and equipment	5-10 years
Furniture and equipment	5-7 years
Laboratory equipment	5-7 years
Leasehold improvements	Over shorter of estimated useful life and lease term

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

Research and development

Research and development costs related to continued research and development programs are expensed as incurred.

Share issue costs

Share issue costs are recorded as a reduction of the proceeds from the issuance of capital stock.

Stock-based compensation

The Company measures the cost of equity-settled transactions by reference to the fair value of the equity instruments at the date at which they are granted if the fair value of the goods or services received by the Company cannot be reliably estimated.

The Company calculates stock-based compensation using the fair value method, under which the fair value of the options at the grant date is calculated using the Black-Scholes Option Pricing Model, and subsequently expensed over the vesting period of the option using the graded vesting method. The provisions of the Company’s stock-based compensation plans do not require the Company to settle any options by transferring cash or other assets, and therefore the Company classifies the awards as equity. Stock-based compensation expense recognized during the period is based on the value of stock-based payment awards that are ultimately expected to vest.

The Company estimates forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

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

The dilutive effect of stock options is determined using the treasury stock method. Stock options to purchase common shares of the Company during fiscal 2021 and 2020 were not included in the computation of diluted EPS because the Company has incurred a loss for the years ended December 31, 2021 and 2020 and the effect would be anti-dilutive.

Business combinations

We account for business combinations in accordance with ASC 805, Business Combinations, if the acquired assets assumed and liabilities incurred constitute a business. We consider acquired companies to constitute a business if the acquired net assets and processes have the ability to create outputs in the form of revenue. For acquired companies constituting a business, we recognize the identifiable assets acquired and liabilities assumed at their acquisition-date fair values and recognize any excess of total consideration paid over the fair value of the identifiable net assets as goodwill.

Comprehensive loss

The Company follows ASC topic 220. This statement establishes standards for reporting and display of comprehensive (loss) income and its components. Comprehensive loss is net loss plus certain items that are recorded directly to shareholders’ equity. The Company has recorded a currency translation adjustment associated with its Japanese subsidiary.

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

Computer software and website	3 years
Trademarks	15 years
Tradename	19 years
Customer relationships	11 years
Developed technology	15 years

Fair value measurement

Under ASC topic 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). ASC topic 820 establishes a hierarchy for inputs to valuation techniques used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that reflect assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. There are three levels to the hierarchy based on the reliability of inputs, as follows:

•	Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

•	Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets and liabilities in markets that are not active.

•	Level 3 - Unobservable inputs for the asset or liability.

The degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3.

Income taxes

The Company accounts for income taxes in accordance with  ASC 740, Income Taxes, on a tax jurisdictional basis. The Company files income tax returns in Canada and the province of Alberta and its subsidiaries file income tax returns in the United States and various states, including  in Michigan where the Company's headquarters are located.

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

The Company assesses the likelihood of the financial statement effect of an uncertain tax position that should be recognized when it is more likely than not that the position will be sustained upon examination by a taxing authority based on the technical merits of the tax position, circumstances, and information available as of the reporting date. The Company is subject to examination by taxing authorities in jurisdictions such as the United States and Canada. The Company recognizes tax-related interest and penalties, if any, as a component separate from income tax expense.

Segment reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company's reportable segments in 2021 consist of Diagnostics and Therapeutics.  In the prior year, the Company reported as one segment.  The addition of the Therapeutics segment is the result of the acquisition of PulseVet, described in Note 5.  The accounting policies of the two segments are the same as those described in this Note 3.

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for income Taxes, which is intended to simply various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarify and amend existing guidance to improve consistent application. This ASU is effect for the Company beginning on January 1, 2021. We adopted this pronouncement as of January 1, 2021, but this pronouncement has no effect on the income tax benefit.

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

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

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

Critical areas of estimation and judgements in applying accounting policies include the following:

Intangible Assets and Business Combinations

Assets acquired and the liabilities assumed as part of a business combination are recognized at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. The Company considers inputs to value the assets and liabilities by taking into account competitive trends, market comparisons, independent appraisals, and historical data, among other factors, as supplemented by current and anticipated market conditions. The valuation inputs in these analyses are based on market participant assumptions. The Company may refine these estimates and record adjustments to an asset or liability with the offset to goodwill during the measurement period, which may be up to one year from the acquisition date. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Company’s Consolidated Statements of Income.

Inventory Reserves

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

Revenue recognition and liabilities due to customers

The nature of the Company’s business gives rise to variable consideration, including discounts and applicator (“trode”) returns. Credits are issued for unused shocks on returned trodes, which can be used toward the purchase of replacement trodes. Discounts and the estimated unused shock credits decrease the transaction price, which reduces revenue. Variable consideration related to unused shock credits is estimated using the expected value method, which estimates the amount that is expected to be earned. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration are estimated based upon historical experience and known trends. These estimated credits are non-refundable and may only be used towards the purchase of future trode refurbishments. This practice encourages refurbishment purchase prior to complete utilization of the previous trode, so the customer will always have a trode at hand with ample capacity to perform treatments.

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

5. Business Combination

Acquisition of PulseVet

On October 1, 2021, Zomedica Inc., a wholly-owned subsidiary of Zomedica Corp. (the “Company”), entered into a Stock Purchase Agreement with Branford PVT Mid-Hold, LLC pursuant to which Zomedica Inc. acquired 100% of the capital stock of Branford PVT Acquiror, Inc., a Delaware corporation (“BPA”). BPA is a holding company whose direct and indirect wholly-owned subsidiaries include Pulse Veterinary Technologies, LLC (“PulseVet”), which, together with its consolidated subsidiaries, is a leading provider of non-invasive shock wave therapy treatment devices to the veterinary industry (the “Acquisition”). The purchase price for the Acquisition was $71,929,250 in cash.

As a result of total consideration exceeding the preliminary fair value of the net assets acquired, goodwill in the amount of $43,287,765 was recorded in connection with this acquisition, none of which will be deductible for U.S tax purposes.  The goodwill largely results from our ability to market and sell the PulseVet Technology through our established customer base. The Consolidated Statement of Income and Comprehensive income includes $2,350,853 in acquisition-related costs, which are reflected in selling, general and administrative expenses.

The Company's 2021 consolidated operating results include revenues of $4,007,762 and net income of $453,697 since the date of acquisition. These results, which are included in the Therapeutics segment include $689,860 of amortization of specific identifiable assets recorded in the opening balance sheet, including developed technology, customer relationships and trade name.

The following table summarizes the preliminary acquisition date fair values of the assets acquired and liabilities assumed and subsequent initial period adjustments:

	Initial allocation of consideration	Measurement period adjustments	Updated allocation

Cash and cash equivalents	$526,439	$3,392	$529,831
Inventory	840,159	31,341	871,500
Prepaid expenses and deposits	365,308	-	365,308
Trade receivables	268,342	-	268,342
Other receivables	-	150,000	150,000
Property and equipment	124,904	-	124,904
Intangible Assets (estimated useful life)	-	-	-
Developed technology (15 years)	8,650,000	-	8,650,000
Trade name (19 years)	2,350,000	-	2,350,000
Customer relationships (11 years)	22,650,000	-	22,650,000
Other Assets	68,882	265,000	333,882
Total assets acquired	35,844,034	449,733	36,293,767

Accounts payable and accrued liabilities	1,113,175	(542,439)	570,736
Income tax payable	43,700	-	43,700
Deferred revenue	60,675	-	60,675
Liability for contracts with customers	331,713	-	331,713
Deferred tax liabilities	7,137,789	(900,000)	6,237,789
Other non current liabilities	142,669	265,000	407,669
Total liabilities assumed	8,829,721	(1,177,439)	7,652,282

Net assets acquired, excluding goodwill	27,014,313	1,627,172	28,641,485
Goodwill	44,914,937	(1,627,172)	43,287,765

Net assets acquired	$71,929,250	$-	$71,929,250

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

During the period subsequent to the acquisition of PulseVet, we made certain preliminary measurement period adjustments to the acquired assets and liabilities assumed. The determination of the final purchase price allocation to specific assets and liabilities assumed is incomplete.  The purchase price allocation may change in future periods as the fair value estimates of the deferred tax assets and liabilities are adjusted.

Pro Forma Results (unaudited)

The following table provides unaudited pro forma financial information, prepared in accordance with Topic 805, for the years ended December 31, 2021, and 2020, as if PulseVet had been acquired as of January 1, 2020, Proforma results do not include the effect of any synergies anticipated to be achieved from the acquisition, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

	Year Ended December 31,
	2021	2020

Net revenue	$12,669,574	$7,077,966
Net losses	(18,424,357)	(17,335,497)

The pro forma amounts have been calculated by including the results of PulseVet, and adjusting the combined results to give effect to the following, as if the acquisitions had been consummated on January 1, 2020, together with the consequential tax effects thereon:

	Year ended December 31,
	2021	2020

Adjustments to net revenues
PulseVet preacquistion revenues	$8,536,451	$7,077,966
Adjustments to net income
PulseVet preacquistion net losses	(41,187)	(423,713)

6. Inventory

The detail of inventory is as follows:

	Diagnostics	Therapeutics	Consolidated

Raw Materials	$-	$890,446	$890,446
Finished Goods	-	139,996	139,996
Purchased Inventory	1,848,495	-	1,848,495
Total	1,848,495	1,030,442	2,878,937
			-
Reserves	(8,855)	(22,097)	(30,952)
Inventory, Net	$1,839,640	$1,008,345	$2,847,985

7. Prepaid expenses, deposits, and deferred financing costs

	December 31,	December 31,
	2021	2020
Deposits	$1,339,862	$1,455,119
Prepaid marketing	83,347	26,330
Prepaid insurance	598,668	184,154
Other	214,043	76,135
Total	$2,235,920	$1,741,738

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

8. Property and equipment

	December 31,	December 31,
	2021	2020

Machinery and office equipment	$1,466,778	$364,165
Furniture and equipment	110,244	121,281
Laboratory equipment	225,330	234,087
Leasehold improvements	287,451	571,460
	2,089,803	1,290,993

Accumulated depreciation and amortization	884,257	707,986
Net property and equipment	$1,205,546	$583,007

Depreciation expense for the year ended December 31, 2021 and 2020 was  $265,496 and $305,914.

9. Intangible Assets

	December 31,	December 31,
	2021	2020

Computer software	$28,097	$22,882
Trademarks	16,235	16,236
Website	889,456	513,680
Tradename	2,350,000	-
Customer Relationships	22,650,000	-
Technology	8,650,000	-
	34,583,788	552,798

Accumulated amortization	1,064,228	190,135
Net intangibles	$33,519,560	$362,663

The estimated future amortization of intangible assets is as follows:

2022	$2,946,754
2023	2,772,784
2024	2,767,546
2025	2,760,517
2026 and beyond	22,271,959
Total	$33,519,560

Amortization expense for the year ended December 31, 2021 and 2020 was $874,093 and $224,106.

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

10. Leases

On February 1, 2020, the Company cancelled its existing lease with Wickfield Phoenix LLC. and entered a new lease. The new lease period was for 60 months, commencing on February 1, 2020, and ending on January 31, 2025, with a monthly rent payment of $32,452 escalating to $36,525 over the lease period. Upon cancellation of the previous existing lease, the Company received a refund of prepaid rent in the amount of $1,002,113. The carrying value of the right of use asset was $1,061,210 upon cancellation. The Company recorded a loss on right-of-use asset of $59,097 during the year ended December 31, 2020 in the consolidated statements of comprehensive loss.

On February 1, 2020, the Company recorded a right-of-use asset and a corresponding lease liability in the amount of $1,553,611 using the Company’s incremental borrowing rate of 12%.

On February 1, 2021, the Company downsized its office space and modified its existing lease with Wickfield Phoenix LLC. The new lease period was for 48 months, commencing on February 1, 2021, and ending on January 31, 2025, with a monthly rent payment of $12,039 for the first two months and escalating to $30,911 over the lease period. The carrying value of the right of use asset was $1,258,263 upon modification. The Company recorded a gain on right-of-use asset of $731 during the year ended December 31, 2021 in the consolidated statements of comprehensive loss.

On February 1, 2021, the Company recorded a right-of-use asset and a corresponding lease liability in the amount of $1,281,609 using the Company’s incremental borrowing rate of 3.95%.

On September 15, 2021, the Company entered into an additional lease with Wickfield Phoenix LLC for warehousing space. The new lease period is for 41 months, commencing on September 15, 2021, and ending on January 31, 2025, with a monthly rent payment of $4,580 for the first month and escalating to $10,009 over the lease period. The Company recorded a right-of-use asset and corresponding lease liability for $365,840 using the Company's incremental borrowing rate of 3.95%.

During year ended December 31, 2021, the Company recognized $411,315 in rent expense, with $94,544 recorded in research and development expenses, and $315,771 recorded in general and administrative expense, in the consolidated statements of comprehensive loss.

During the year ended December 31, 2020, the Company recognized $379,041 in rent expense with $83,425 recorded in research and development expenses and $295,616 recorded in general and administrative expense in the consolidated statements of comprehensive loss.  During the year ended December 31, 2020, the Company also recorded $4,331 in rent expense related to month-to-month leases with the entirety in general and administrative expense in the consolidated statements of operations and comprehensive loss.

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

	2021	2020
Right-of-use asset
Cost
Aggregate lease commitments	$1,778,798	$2,067,505
Less: impact of present value	(154,695)	(513,894)
Balance	1,624,103	1,553,611

Reduction in right-of-use asset
Straight line amortization	346,457	379,043
Interest	(42,164)	(144,148)
Balance	304,293	234,895

Net book value	$1,319,810	$1,318,716

Lease liabilities

Additions	$1,647,449	$1,553,611
Payments	(310,726)	(356,972)
Interest	42,163	144,147
Total lease liabilities at December 31, 2021	1,378,886	1,340,786

Current portion of lease liabilities	414,695	252,788
Long term portion of lease liabilities	964,191	1,087,998
Total lease liabilities at December 31, 2021	$1,378,886	$1,340,786

Total remaining undiscounted lease liabilities related to the above lease are as follows:

2022	$461,726
2023	475,579
2024	489,845
2025	40,920
Total	$1,468,070

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

11. Loan Arrangements

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

12.   Preferred stock

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

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

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

Issued and outstanding preferred stock:

	Number of	Preferred
	preferred stock	stock amount
Balance at December 31, 2019	12	$11,961,397
Balance at December 31, 2020	12	$11,961,397
Stock exchanged	(12)	$(11,961,397)
Balance at December 31, 2021	-	$-

On March 7, 2021, the Company exchanged the issued and outstanding shares of its Series 1 Preferred Shares for 24,719,101 of common shares valued at $44,000,000. The difference between the carrying value of the preferred shares and the fair value of the common shares exchanged of $32,038,603 was charged to accumulated deficit.

13.  Common stock

i)

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

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

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

(ii)

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

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

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

(v)	All Series C Pre-Funded Warrants were exercised in June 2020. The cashless exercise option resulted in the issuance of 12,162,492 shares.

(vi)	All Series D Pre-Funded Warrants were exercised in July 2020. The cashless exercise, option resulted in the issuance of 24,984,492 shares.

(vii)

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

The direct cash costs related to the issuance of the common shares and warrants issued in February 2021 were $14,280,914. These direct costs were recorded as an offset against the statement of shareholders’ equity with the entirety recorded under common shares.

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

14. Stock-based compensation

During the year ended December 31, 2021, the Company issued 24,750,000 stock options, each option entitling the holder to purchase one common share of the Company. The options vest over a period of four years and have an expiration period of ten years.

During the year ended December 31, 2021, 7,022,776 options were exercised, and the Company received $1,768,461 in cash receipts and reclassified $1,051,225 of additional paid in capital to common stock due to the exercise of stock options.

During the year ended December 31, 2020, the Company issued 35,471,000 stock options, each option entitling the holder to purchase one common share of the Company. The options vest over a period of four years and have an expiration period of five years.

During the year ended December 31, 2020, no options were exercised.

For the years ended December 31, 2021, and December 2020, the Company recorded $7,092,031 and $1,656,184 of stock-based compensation.

The continuity of stock options are as follows:

	Number of	Weighted Avg
	options	Exercise Price
Balance at December 31, 2020	39,604,515	$0.36
Stock options granted	24,750,000	0.72
Stock options exercised	7,022,776	0.25
Unvested stock options forfeited	2,580,000	0.54
Vested stock options expired	4,034,015	1.52
Balance at December 31, 2021	50,717,724	$0.45
Vested at December 31, 2021	18,347,474	$0.28

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

As of December 31, 2021, details of the issued and outstanding stock options are as follows:

Grant date	Exercise price	Number of options issued and outstanding	Number of vested options outstanding	Number of unvested options outstanding	Weighted Avg Remaining Life outstanding (years)
March 14, 2020	0.19	3,018,557	2,025,807	992,750	3.20
July 9, 2020	0.18	175,000	87,500	87,500	3.52
August 25, 2020	0.13	20,000	-	20,000	3.65
September 29, 2020	0.11	225,000	225,000	-	3.75
October 1, 2020	0.11	266,667	116,667	150,000	3.75
October 20, 2020	0.09	20,000	10,000	10,000	3.81
December 31, 2020	0.23	23,442,500	14,682,500	8,760,000	9.00
February 26, 2021	1.87	600,000	150,000	450,000	9.16
March 1, 2021	2.06	200,000	50,000	150,000	9.17
March 8, 2021	1.88	200,000	50,000	150,000	9.19
March 15, 2021	2.49	200,000	50,000	150,000	9.21
May 12, 2021	0.78	3,600,000	850,000	2,750,000	9.36
May 14, 2021	0.75	3,200,000	50,000	3,150,000	9.37
August 11, 2021	0.57	1,300,000	-	1,300,000	9.61
August 18, 2021	0.50	200,000	-	200,000	9.63
August 23, 2021	0.50	100,000	-	100,000	9.65
September 13, 2021	0.57	800,000	-	800,000	9.70
September 27, 2021	0.54	500,000	-	500,000	9.74
October 1, 2021	0.58	12,650,000	-	12,650,000	9.75
Balance at December 31, 2021		50,717,724	18,347,474	32,370,250

The Company calculates volatility of stock-based compensation using the historical price of the Company’s stock. An increase/decrease in the volatility would have resulted in an increase/decrease in the fair value of the options.

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

The fair value of options granted during the year ended December 31, 2021 was estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions:

	February 26, 2021	March 1, 2021	March 8, 2021
Volatility	117%	117%	117%
Risk-free interest rate	0.95%	0.92%	1.07%
Expected life	10 years	10 years	10 years
Dividend yield	0%	0%	0%
Common share price	$1.87	$2.06	$1.88
Strike price	$1.87	$2.06	$1.88
Forfeiture rate	zero	zero	zero

	May 12, 2021	August 11, 2021	August 23, 2021
Volatility	118%	116%	116%
Risk-free interest rate	1.11%	0.96%	0.92%
Expected life	6.21 - 6.22 Years	6.18 - 6.25	6.25
Dividend yield	0%	0%	0%
Common share price	$0.78	$0.56	$0.50
Strike price	$0.78	$0.57	$0.50
Forfeiture rate	zero	zero	zero

	September 27, 2021	October 1, 2021
Volatility	116%	116%
Risk-free interest rate	1.14%	1.10%
Expected life	6.25	6.25
Dividend yield	0%	0%
Common share price	$0.54	$0.57
Strike price	$0.54	$0.58
Forfeiture rate	zero	zero

15. Warrants

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

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

As of December 31, 2021, details of the outstanding warrants were as follows:

Original Issue date	Exercise Price	Warrants Outstanding	Weighted Average Remaining Life

February 14, 2020	0.15	197,917	3.12
April 9, 2020	0.15	363,501	3.27
May 29, 2020	0.15	120,000	0.41
July 7, 2020	0.16	231,000	0.52
Balance at December 31, 2021		912,418

Cumulative warrant exercised as of December 31, 2021 were as follows:

	Warrants
Warrant series	exercised	Amount

Series A	21,677,084	$4,293,229
Series B	17,969,833	2,695,475
Series C	133,213,333	19,982,000
Series D	187,269,000	29,963,040
Subtotal	360,129,250	56,933,744
Common stock subscribed	-	(459,600)
Total	360,129,250	$56,474,144

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

16. Income taxes

The reconciliation of the combined Canadian federal and provincial statutory income tax rate of 23% (2020- 28%) to the effective tax rate is as follows:

	December 31, 2021	December 31, 2020

Loss before income taxes	$(20,716,224)	$(16,911,784)
Expected income tax benefit	4,764,732	4,058,828
Difference in foreign rates	(180,419)	74,847
Tax rate changes and other adjustments	(48,230)	(1,540,539)
Stock based compensation and nondeductible expenses	(1,394,102)	(407,689)
Foreign accrual property income	(15,870)	(210,605)
Prior period adjustment	(161,752)	(32,518)
Share issuance costs recorded in equity	3,284,610	1,282,179
Section 382 derecognition	(4,343,851)	-
Change in valuation allowance	427,936	(3,224,503)
Total Income tax benefit	$2,333,054	$-

The following table summarizes the components of deferred tax:

	2021	2020
Deferred tax assets
Intangible assets - licenses	$4,236,137	$4,236,169
Share issuance costs	3,425,321	1,148,179
Reserves	180,700	28,784
Non-capital loss carried forward - Canada	8,386,587	6,182,002
Net operating losses carried forward - US	2,591,577	5,091,162
Investment tax credits	30,000	27,328
Operating leases	4,022	345,937
Other	-	466
Total deferred tax assets	18,854,344	17,060,027

Deferred tax liabilities
Property and equipment	(138,918)	(94,218)
Right-of-use asset	-	(340,242)
Intangibles	(6,078,850)	-
Other	(148,257)	-
Total deferred tax liabilities	(6,366,025)	(434,460)

Valuation allowance	16,197,631	16,625,567
Net deferred tax liability	$(3,709,312)	$-

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

Certain deferred tax assets have not been recognized, as it is not more likely than not they will be realized. Consequently, a valuation allowance has been applied against these net deferred tax assets. The Canadian non-capital loss carry forwards expire as noted in the table below.

	2036	$3,763,071
	2037	$4,278,944
	2038	$5,416,916
	2039	$6,773,728
	2040	$7,417,578
	2041	$9,629,482
Total		$37,279,719

The Company’s US non-operating income tax losses expire as follows:

	2035	$856,301
	2036	$1,484,636
	2037	$3,831,764
	indefinitely (subject to 80% limitation)	$22,005,181
	Derecognized under Section 382	$(20,975,994)
Total		$7,201,888

As of December 31, 2021, we had net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $28.1 million and noncapital loss carryforwards for Canada of approximately $37.3 million, which will begin to expire in fiscal year 2035. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and noncapital loss carryforwards. We concluded that, due to the limitations under Section 382, our U.S. federal and state income tax net operating loss carryfowards, as well as R&D credit carryfowards, for the periods prior to February 11, 2021 have been limited to zero. We therefore have derecognized $21.0 million of this asset and reduced the carryforward of these amounts to $7.2 million.

Zomedica entered into a Stock Purchase Agreement on October 1, 2021, to acquire 100% of the equity of Branford PVT Mid-Hold, LLC, of which PulseVet is a wholly owned subsidiary. This transaction was treated as a non-taxable stock acquisition for U.S. federal income tax purposes. In connection with the acquisition, deferred tax liabilities of $6.2 million, were recorded related to a step up of book basis in definite-lived intangible assets recorded in purchase accounting as described in Note 5, Business Combination.

In connection with the PulseVet transaction, it was assessed that an uncertain tax position exists related to withholding taxes on royalties for approximately $265,000. An uncertain tax liability and an indemnification asset were recorded. It is the Company's policy to record interest within income tax expense and penalties in selling, general, and administrative costs outside of income tax expense.  Tax years subject to examination for US federal and state jurisdictions are generally years from 2018 and forward. Tax years subject to examination in Canada are from years 2017 forward.

As a result of the acquisition, the deferred tax liability related to the transaction created a source of future taxable income in the US.  The Company is in an overall net deferred tax liability position for the year ended December 31, 2021. Management has assessed that the future taxable income resulting from the deferred tax liability position will result in utilization of the company's US federal and state net operating loss carryforwards and has therefore released the valuation allowance for U.S. tax assets. Due to the uncertainty of realizing any tax benefits as of December 31, 2021 due to historical losses, a full valuation allowance remains necessary to fully offset our Canadian deferred tax assets.

17.  Commitments and contingencies

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

As of December 31, 2021, none of the future development milestones related to the above agreement have been met. The Company has assessed the probability of meeting the above milestones and has determined that an accrual is not necessary as of December 31, 2021, and December 31, 2020.

From time to time, the Company may be exposed to claims and legal actions in the normal course of business. As of December 31, 2021, and continuing as of February 25, 2022, the Company is not aware of any pending or threatened material litigation claims against the Company

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

18. Segmented information

The Company's operations are comprised of two reportable segments. Although the reportable segments provide similar products, each one is managed separately to better align with the Company’s customers and distribution or development partners.

In addition, all of the Company’s long-lived assets are in the United States of America (“US”).

	Diagnostics	Therapeutics	Consolidated

Net Revenue	$125,361	$4,007,762	$4,133,123
Operating (loss) income	(22,414,463)	1,046,466	(21,367,997)
Net interest income	347,611	3,782	351,393
Other gains	47,929	3,932	51,861
(Loss) income before income taxes	$(21,740,247)	$1,024,023	$(20,716,224)

Total assets	$199,556,729	$80,842,564	$280,399,293
Depreciation and amortization	425,981	713,608	1,139,589
Capital expenditures	$523,656	2,293	$525,949

	December 31,	December 31,
	2021	2020

Canada	$170,601,082	$53,160,701
US	109,798,211	12,983,333
Total assets	$280,399,293	$66,144,034

Total US property and equipment	$1,205,546	$583,007
Total US right-of-use asset	$1,319,810	$1,318,716

Zomedica Corp.

Notes to the consolidated financial statements

For the years ended December 31, 2021 and 2020

(Stated in United States dollars)

19. Loss per share
	For the year ended	For the year ended
	December 31, 2021	December 31, 2020

Numerator
Net loss for the year	$(18,383,170)	$(16,911,784)
Charge to retained earnings for preferred share exchange	(32,038,603)	-

Denominator	956,533,761	364,444,664
Weighted average shares - basic	-	-
Warrants	-	-
Stock options	-	-
Denominator for diluted loss per share	956,533,761	364,444,664

Loss per share - basic and diluted	$(0.05)	$(0.05)

As of December 31, 2021, and 2020, the Company had stock options outstanding of 50,717,724 and 39,604,515 and warrants outstanding of 912,418 and 202,020,823. These securities could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti‑dilutive.

20.  Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2021 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the consolidated financial statements.

Exhibit Number	Description
2.1

Stock Purchase Agreement, dated October 1, 2021, by and between Zomedica Inc. and Branford PVT Mid-Hold, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on October 1, 2021 (File No. 001-38298))

3.1

Articles of Amalgamation of Zomedica Corp. and all amendments thereto, as well as all Certificates issued in respect thereto (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2021 (File No. 001-38298))

3.2

Amended and Restated By-Law No. 1 (2nd Version) of Zomedica Corp. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on August 7, 2020 (File No. 001-38298))

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
10.1+

Executive Employment Agreement, dated October 1, 2021, among Zomedica Inc., Zomedica Corp. and Larry Heaton (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on October 4, 2021 (File No. 001-38298))

10.2

Second Lease Amendment, effective September 15, 2021, by and between Zomedica Inc. and Wickfield Phoenix LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 12, 2021 (File No. 001-38298))

10.3+	Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on June 17, 2020 (File No. 001-38298))
10.4#

Development, Commercialization and Exclusive Distribution Agreement, dated May 10, 2018, by and between Seraph Biosciences, Inc. and Zomedica Corp. (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2018 (File No. 001-38298))

10.5***

Amended and Restated Exclusive License and Supply Agreement, dated January 17, 2020, by and between Celsee, Inc. and Zomedica Corp. (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the Commission on February 26, 2020 (File No. 001-38298))

10.6#

Development and Supply Agreement, dated November 26, 2018 with Qorvo Biotechnologies, LLC (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the Commission on February 26, 2019 (File No. 001-38298))

10.7***

Amendment, dated August 14, 2020, to Development and Supply Agreement with Qorvo Biotechnologies, LLC (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-249401) filed with the Commission on October 9, 2020)

10.8

Letter Agreement, dated September 3, 2020, with Qorvo Biotechnologies, LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-249401) filed with the Commission on October 9, 2020)

10.9	Form of Indemnity (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the Commission on February 26, 2021 (File No. 001-38298))
10.10

Form of Securities Purchase Agreement, dated February 12, 2020, among the Company and the investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2020 (File No. 001-38298))

10.11

Placement Agency Agreement, dated April 7, 2020, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2020)

10.12

Securities Purchase Agreement, dated April 7, 2020, among the Company and the investors named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2020)

10.13

Form of Securities Purchase Agreement among the Company and certain investors (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-238322) filed with the Commission on May 15, 2020)

10.14

Form of Placement Agency Agreement by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No.333-238322) filed with the Commission on May 22, 2020)

10.15

Placement Agency Agreement, dated July 1, 2020, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2020)

10.16

Form of Securities Purchase Agreement, dated July 1, 2020, among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2020)

10.17+

Consulting Agreement between the Company and Stephanie Morley, dated May 14, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on May 17, 2021 (File No. 001-38298))

10.18+

Executive Employment Agreement, dated September 6, 2019, by and between Pulse Veterinary Technologies, LLC and Adrian Lock (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 12, 2021 (File No. 001-38298))

10.19+

Confidential Separation Agreement and Release Agreement, dated November 19, 2021, between Zomedica Inc. and Bruk Herbst (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on November 26, 2021 (File No. 001-38298))

10.20+**	Summary of Compensation Arrangements with Ann Marie Cotter
10.21

Letter Agreement, dated March 31, 2020, by and between Zomedica Pharmaceuticals Corp. and Celsee, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 31, 2020)

21.1**	List of Subsidiaries
23.1**	Consent of MNP LLP
23.2**	Consent of Grant Thornton LLP
31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

#	The registrant has received confidential treatment for certain portions of this exhibit.
+	Indicates management contract or compensatory plan.
*	Furnished herewith.
**	Filed herewith.
***	Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary.

None.

48

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOMEDICA CORP.

By:	/s/ Larry Heaton
Name:	Larry Heaton
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Heaton
Larry Heaton	Chief Executive Officer	March 1, 2022
(principal executive officer)
/s/ Ann Marie Cotter
Ann Marie Cotter	Chief Financial Officer, Corporate Secretary	March 1, 2022
(principal financial and accounting officer)

/s/ Chris MacLeod
Chris MacLeod	Director	March 1, 2022

/s/ Rodney Williams
Rodney Williams	Director	March 1, 2022

/s/ Jeffrey Rowe
Jeffrey Rowe	Director	March 1, 2022

/s/ Johnny D. Powers
Johnny D. Powers	Director	March 1, 2022

/s/ Robert Cohen
Robert Cohen	Director	March 1, 2022

/s/Sean Whelan
Sean Whelan	Director	March 1, 2022

49