Form 10-Q
period 2022-03-31
Zomedica Corp.
filed 2022-05-10
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022.

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 001-38298

Zomedica Corp.

(Exact name of registrant as specified in its charter)

Alberta, Canada	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

100 Phoenix Drive, Suite 125 Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

As of May 10, 2022, 979,899,668 shares of the registrant’s common shares, without par value, were issued and outstanding.

ZOMEDICA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2022

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Zomedica Corp.

Consolidated balance sheets

(Unaudited) (United States dollars in thousands)

	As of
	March 31,	December 31,
	2022	2021
Assets

Current assets
Cash and cash equivalents	$192,337	$194,952
Inventory, net	3,606	2,848
Prepaid expenses and deposits	1,696	1,842
Trade receivables, net	341	315
Other receivables	470	450
Total current assets	198,450	200,407

Prepaid expenses and deposits	410	394
Property and equipment, net	1,373	1,130
Assets in process	547	420
Right-of-use asset	1,218	1,320
Goodwill	43,288	43,288
Intangible assets, net	32,439	33,176
Other assets	265	265
Total assets	$277,990	280,400

Liabilities and shareholders’ equity

Current liabilities
Accounts payable and accrued liabilities	$3,109	$3,225
Accrued income taxes	217	240
Current portion of lease obligations	422	415
Customer contract liabilities	148	198
Other current liabilities	222	262
Total current liabilities	4,118	4,340

Lease obligations	855	964
Deferred tax liabilities	3,430	3,709
Customer contract liabilities	155	140
Other liabilities	391	361
Total liabilities	8,949	9,514

Commitments and contingencies (Note 13)

Shareholders’ equity
Unlimited common shares, no par value; 979,899,668 issued and outstanding at March 31, 2022 and December 31, 2021	380,962	$380,962
Additional paid-in capital	11,354	9,313
Accumulated deficit	(123,328)	(119,391)
Accumulated comprehensive income	53	2
Total shareholders' equity	269,041	270,886

Total liabilities and shareholders’ equity	$277,990	280,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated statements of loss and comprehensive loss

(Unaudited) (United States dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2022	2021

Net revenue	$3,751	$14
Cost of revenue	990	6
Gross profit	2,761	8

Expenses
Research and development	351	412
Selling, general and administrative	6,724	3,468
Loss from operations	(4,314)	(3,872)
Interest income	(107)	(55)
Loss on disposal of assets	—	219
Other expense	1	—
Foreign exchange loss	7	1
Loss before income taxes	(4,215)	(4,037)
Income tax benefit	(278)	—
Net loss	(3,937)	(4,037)
Change in foreign currency translation	51	—
Net loss and comprehensive loss	$(3,886)	$(4,037)

Weighted average number of common shares - basic and diluted	979,899,668	890,245,654

Loss per share - basic and diluted (Note 15)	(0.004)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated statements of shareholders’ equity

(Unaudited) (United States dollars in thousands)

	For the three months ended March 31, 2022
			Common	Additional		Accumulated
	Common stock		stock	paid-in	Accumulated	comprehensive
	Shares	Amount	subscribed	capital	deficit	income	Total
Balance at December 31, 2021	979,899,668	$380,962	$—	$9,313	$(119,391)	$2	$270,886
Stock-based compensation	—	—	—	2,041	—	—	2,041
Net loss	—	—	—	—	(3,937)	—	(3,937)
Other comprehensive income	—	—	—	—	—	51	51
Balance at March 31, 2022	979,899,668	$380,962	$—	$11,354	$(123,328)	$53	$269,041

	For the three months ended March 31, 2021
			Common	Additional		Accumulated
	Common stock		stock	paid-in	Accumulated	comprehensive
	Shares	Amount	subscribed	capital	deficit	income	Total
Balance at December 31, 2020	642,036,228	$104,783	$460	$14,792	$(68,970)	$—	$51,065
Stock issuance for financing	105,013,158	199,525	—	—	—	—	199,525
Stock issuance costs	—	(14,281)	—	—	—	—	(14,281)
Stock-based compensation	—	—	—	1,283	—	—	1,283
Stock issuance from warrant exercises	200,323,821	43,944	(460)	(11,473)	—	—	32,011
Stock redemption	24,719,101	44,000	—	—	(32,039)	—	11,961
Net loss	—	—	—	—	(4,037)	—	(4,037)
Balance at March 31, 2021	972,092,308	$377,971	$—	$4,602	$(105,046)	$—	$277,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Condensed consolidated statements of cash flows

(Unaudited) (United States dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,937)	$(4,037)
Adjustments for
Depreciation	82	59
Amortization - intangible assets	737	44
Loss on sale of property and equipment	—	243
(Gain) loss on right-of-use assets	—	(24)
Stock-based compensation	2,041	1,283
Non cash portion of rent expense	—	24
Change in non-cash operating working capital
Purchased inventory	(1,005)	(309)
Prepaid expenses and deposits	128	309
Trade receivables	(27)	(8)
Other receivables	(25)	(102)
Accounts payable and accrued liabilities	(118)	(120)
Accrued income tax	(23)	—
Deferred tax liabilities	(279)	—
Other current liabilities	(40)	—
Customer contract liabilities	(35)	—
Other liabilities	30	—
Net cash used in operating activities	(2,471)	(2,638)

Cash flows from investing activities:
Investment in property and equipment	(83)	(15)
Investment in intangibles	—	(3)
Investment in assets in process	(123)	—
Net cash used in investing activities	(206)	(18)

Cash flows from financing activities:
Cash proceeds from issuance of common shares and warrants	—	199,525
Cash received from warrant exercises	—	32,011
Cash paid for shares and warrant issuance costs	—	(14,270)
Net cash provided by financing activities	—	217,266

(Decrease) increase in cash and cash equivalents	(2,677)	214,610
Effect of exchange rate changes on cash	62	—
Cash and cash equivalents, beginning of year	194,952	61,992

Cash and cash equivalents, end of year	$192,337	$276,602

Noncash investing and financing activities
Transfer of inventory into property and equipment	$246	$—

Supplemental cash flow information:
Interest received	$(90)	$(24)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

1. Nature of operations

The Company is a veterinary health company creating point-of-care diagnostics and therapeutics products for dogs and cats, that focuses on the needs of the veterinarians themselves.  The Company has two reportable segments, consisting ofDiagnostics, which comprises the parent company and its U.S subsidiary and includes the TRUFORMA® products, and Therapeutics, which comprises PulseVet operations and its two international subsidiaries, HMT High Medical Technologies (Japan) Co. Ltd. ("HMT") and NeoPulse, GmbH ("NeoPulse"), and includes the ProPulse products and services.

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

The emergence of new variants has not caused significant modification to business operations.  We continue to install remotely, if potential customers restrict access to their facilities.  We intend to continue development of new assays, both for equine indications of our current and planned assays, and for various additional disease states affecting canine, feline, and equine patients in the future.

2. Basis of preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

year ended December 31, 2021. The Consolidated Balance Sheet as of December 31, 2021 was derived from audited financial statements.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. The Company utilizes the specific identification and First in, First out (“FIFO”) methods to track inventory costs. The Company records reserves, when necessary, to reduce the carrying value of inventory to its net realizable value. Management considers forecast demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

Revenue recognition and liabilities due to customers

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

The Company's contracts with customers are generally comprised of purchase orders for the sale of the point of care instrument, consumable products, and extended warranties, or some variation thereof.  The instrument and consumables each represent a single performance obligation when sold separately, that is satisfied at a point in time upon transfer of

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

control of the product to the customer which is typically upon receipt of the goods by the customer.  The extended warranties are also a separate performance obligation, whereby revenue is recognized over time.

The nature of the Company’s business gives rise to variable consideration, including discounts and applicator (“trode”) returns. Credits are issued for unused shocks on returned trodes, which can be used toward the purchase of replacement trodes. Discounts and the estimated unused shock credits decrease the transaction price, which reduces revenue. Variable consideration related to unused shock credits is estimated using the expected value method, which estimates the amount that is expected to be earned. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration are estimated based upon historical experience and known trends. These estimated credits are nonrefundable and may only be used towards the purchase of future trode refurbishments. This practice encourages refurbishment purchase prior to complete utilization of the previous trode, so the customer will always have a trode at hand with ample capacity to perform treatments.

At times the Company receives consideration prior to when the performance obligation is completed, giving rise to a contract liability.

Sales are recorded net of sales tax. Sales tax is charged on sales to end users and remitted to the appropriate state authority.

Accounts receivable are recorded at net realizable value and have payment terms of 30 days.  The Company recorded an allowance for doubtful accounts for $36 and $34, as of March 31, 2022 and December 31, 2021, respectively, which is recorded net in trade receivables.

For the period ending March 31, 2022, the Diagnostics segment reported $57 in revenue from consumables. The Therapeutics segment reported $1,590 in revenue from instruments, $1,952 from trodes, $73 from extended warranties and services, and $79 from other revenues.

For the period ending March 31, 2021, the Diagnostics segment report $14 in revenue from consumables.

Cost of revenue

Cost of goods sold consists of materials, and shipping costs incurred internally to produce and receive the products. Shipping and handling costs incurred by the Company are included in cost of goods sold.

Comparative figures

Assets in process are separately stated in the current period balance sheet for $547.  The consolidated balance sheets for the year ended December 31, 2021 have been adjusted for $420 of assets in process that were included in intangible assets and property and equipment.  This amount has been reclassified to a separate line in the balance sheet to conform to the current year presentation. The change in presentation had no effect on the reported results of operations. These changes in classification do not affect previously reported cash flows from operating activities in the consolidated statements of cash flows.

4. Business Combinations

Acquisition of PulseVet

On October 1, 2021, Zomedica Inc., a wholly-owned subsidiary of Zomedica Corp. (the “Company”), entered into a Stock Purchase Agreement with Branford PVT Mid-Hold, LLC pursuant to which Zomedica Inc. acquired 100% of the capital stock of Branford PVT Acquiror, Inc., a Delaware corporation (“BPA”). BPA is a holding company whose direct and

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

indirect wholly-owned subsidiaries include Pulse Veterinary Technologies, LLC (“PulseVet”), which, together with its consolidated subsidiaries, is a leading provider of non-invasive shock wave therapy treatment devices to the veterinary industry (the “Acquisition”). The purchase price for the Acquisition was $71,929 in cash.

As a result of total consideration exceeding the preliminary fair value of the net assets acquired, goodwill in the amount of $43,288 was recorded in connection with this acquisition, none of which will be deductible for U.S tax purposes. The goodwill largely results from our ability to market and sell the PulseVet Technology through our established customer base.

The Company’s 2021 consolidated operating results included revenues of $4,008 and net income of $454 since the date of acquisition.

The following table summarizes the preliminary acquisition date fair values of the assets acquired and liabilities assumed and subsequent initial period adjustments:

	Initial	Measurement
	allocation of	period	Updated
	consideration	adjustments	allocation

Cash and cash equivalents	$526	$3	$529
Inventory	840	31	871
Prepaid expenses and deposits	365	—	365
Trade receivables	269	—	269
Other receivables	—	150	150
Property and equipment	125	—	125
Intangible Assets (estimated useful life)	—	—	—
Developed technology (15 years)	8,650	—	8,650
Trade name (19 years)	2,350	—	2,350
Customer relationships (11 years)	22,650	—	22,650
Other Assets	69	265	334
Total assets acquired	35,844	449	36,293

Accounts payable and accrued liabilities	1,112	(543)	569
Income tax payable	44	—	44
Deferred revenue	61	—	61
Liability for contracts with customers	332	—	332
Deferred tax liabilities	7,138	(900)	6,238
Other non current liabilities	143	265	408
Total liabilities assumed	8,830	(1,178)	7,652

Net assets acquired, excluding goodwill	27,014	1,627	28,641
Goodwill	44,915	(1,627)	43,288

Net assets acquired	$71,929	$—	$71,929

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

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

5. Inventory

The detail of inventory is a follows:

	Diagnostics	Therapeutics	Consolidated

Raw Materials	$—	$888	$888
Finished Goods	—	106	106
Purchased Inventory	2,640	—	2,640
Total	2,640	994	3,634

Reserves	(6)	(22)	(28)
Inventory, Net	$2,634	$972	$3,606

6. Prepaid expenses, deposits and deferred financing costs

	March 31,	December 31,
	2022	2021
Deposits	$1,582	$1,340
Prepaid rent	9
Prepaid marketing	71	83
Prepaid insurance	296	599
Other	148	214
Total	$2,106	$2,236

7. Property and equipment

	March 31,	December 31,
	2022	2021

Machinery and office equipment	$1,697	$1,392
Furniture and equipment	110	110
Laboratory equipment	230	225
Leasehold improvements	287	287
	2,324	2,014

Accumulated depreciation and amortization	951	884
Net property and equipment	$1,373	$1,130

Depreciation expense for the three months ended March 31, 2022 and March 31, 2021 was $82 and $59, respectively.

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

8. Intangible assets

	March 31,	December 31,
	2022	2021

Computer software	$28	$28
Trademarks	16	16
Website	546	546
Tradename	2,350	2,350
Customer relationships	22,650	22,650
Technology	8,650	8,650
	34,240	34,240

Accumulated amortization	1,801	1,064
Net intangibles	$32,439	$33,176

The estimated future amortization of intangible assets is as follows:

2022 Remainder	$2,210
2023	2,773
2024	2,768
2025	2,761
2026 and beyond	21,927
Total	$32,439

Amortization expense for the three months ended March 31, 2022 and March 31, 2021 was $737 and $44, respectively.

9. Leases

On February 1, 2021 the Company downsized its office space and modified its existing lease with Wickfield Phoenix LLC. The new lease period was for 48 months, commencing on February 1, 2021 and ending on January 31, 2025 with a monthly rent payment of $12 for the first two months and escalating to $31 over the lease period. The carrying value of the right of use asset was $1,258 upon modification using the Company's incremental borrowing rate of 3.95%. During the period ending March 31, 2021 the Company recorded a gain on right-of-use asset of $24 in the consolidated statements of comprehensive loss.

On September 15, 2021, the Company entered into an additional lease with Wickfield Phoenix LLC for warehousing space. The new lease period is for 41 months, commencing on September 15, 2021, and ending on January 31, 2025, with a monthly rent payment of $5 for the first month and escalating to $10 over the lease period. The Company recorded a right-of-use asset and corresponding lease liability for $366 using the Company's incremental borrowing rate of 3.95%.

During the three months ended March 31, 2022, the Company recognized $152 in rent expense with $16 recorded in research and development expenses and $136 recorded in general and administrative expense in the consolidated statements of comprehensive loss.

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

During the three months ended March 31, 2021, the Company recognized $81 in rent expense with $19 recorded in research and development expenses and $62 recorded in general and administrative expense in the consolidated statements of comprehensive loss.

	March 31,	December 31,
	2022	2021
Right-of-use asset
Cost
Aggregate lease commitments	$1,779	$1,779
Less: impact of present value	(155)	(155)
Balance	1,624	1,624

Reduction in right-of-use asset
Straight line amortization	461	346
Interest	(55)	(42)
Balance	406	304

Net book value as at:
Balance	$1,218	$1,320

Lease liabilities

Additions	$1,647	$1,647
Payments	(425)	(310)
Interest	55	42
Total lease liabilities	$1,277	$1,379

Current portion of lease liabilities	422	415
Long term portion of lease liabilities	855	964
Total lease liabilities	$1,277	$1,379

Total remaining undiscounted lease liabilities related to the above lease are as follows:

2022 Remainder	$347
2023	359
2024	490
2025	41
Total	$1,237

10. Stock-based compensation

During the three months ended March 31, 2022, the Company issued 14,425,000 stock options to purchase an aggregate of 14,425,000 common shares. The options vest over a period of four years and have an expiration period of ten years.  During the three months ended March 31, 2021, the Company issued 1,400,000 stock options to purchase an aggregate of 1,400,000 common shares.  The options vest over a period of four years and have an expiration period of 10 years.

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

The continuity of stock options are as follows:

	Number of	Weighted Avg
	Options	Exercise Price
Balance at December 31, 2021	50,717,724	$0.45
Stock options granted	14,425,000	$0.35
Stock options exercised	—	$—
Stock options forfeited	700,000	$0.55
Vested stock options expired	6,810,000	$0.22
Balance at March 31, 2022	57,632,724	$0.45
Vested at March 31, 2022	13,621,349	$0.34

As at March 31, 2022, details of the issued and outstanding stock options were as follows:

				Number of	Weighted Avg
		Number of options	Number of	unvested	Remaining Life
		issued	vested options	options	outstanding
Grant date	Exercise price	and outstanding	outstanding	outstanding	(years)

March 14, 2020	0.19	1,933,557	1,599,682	333,875	2.96
July 9, 2020	0.18	175,000	87,500	87,500	3.28
August 25, 2020	0.13	20,000	—	20,000	3.41
October 1, 2020	0.11	266,667	116,667	150,000	3.51
October 20, 2020	0.09	20,000	10,000	10,000	3.56
December 31, 2020	0.23	17,942,500	10,307,500	7,635,000	8.76
February 26, 2021	1.87	600,000	300,000	300,000	8.91
March 1, 2021	2.06	200,000	100,000	100,000	8.92
March 8, 2021	1.88	200,000	100,000	100,000	8.94
March 15, 2021	2.49	200,000	100,000	100,000	8.96
May 12, 2021	0.78	3,600,000	850,000	2,750,000	9.12
May 14, 2021	0.75	3,200,000	50,000	3,150,000	9.12
August 11, 2021	0.57	1,100,000	—	1,100,000	9.37
August 18, 2021	0.50	200,000	—	200,000	9.39
August 23, 2021	0.50	100,000	—	100,000	9.40
September 13, 2021	0.57	1,000,000	—	1,000,000	9.46
October 1, 2021	0.58	12,650,000	—	12,650,000	9.51
January 3, 2022	0.36	100,000	—	100,000	9.76
January 4, 2022	0.35	200,000	—	200,000	9.77
January 14, 2022	0.35	200,000	—	200,000	9.79
January 16, 2022	0.35	325,000	—	325,000	9.80
January 18, 2022	0.35	100,000	—	100,000	9.81
February 14, 2022	0.30	400,000	—	400,000	9.88
February 21, 2022	0.37	200,000	—	200,000	9.90
February 25, 2022	0.35	12,500,000	—	12,500,000	9.91
March 30, 2022	0.35	200,000	—	200,000	10.00
Balance at March 31, 2022		57,632,724	13,621,349	44,011,375

The Company calculates volatility of stock-based compensation using the historical price of the Company’s stock. An increase/decrease in the volatility would have resulted in an increase/decrease in the fair value of the options.

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

The fair value of options granted during the three months ended March 31, 2022 and March 31, 2021 was estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions:

	February 26,	March 1,	March 8,
	2021	2021	2021
Volatility	117%	117%	117%
Risk-free interest rate	0.95%	0.92%	1.07%
Expected life (in years)	10	10	10
Dividend yield	0%	0%	0%
Common share price	$1.87	$2.06	$1.88
Strike price	$1.87	$2.06	$1.88
Forfeiture rate	0%	0%	0%

	May 12,	August 11,	August 23,
	2021	2021	2021
Volatility	118%	116%	116%
Risk-free interest rate	1.11%	0.96%	0.92%
Expected life (in years)	6.21-6.22	6.18-6.25	6.25
Dividend yield	0%	0%	0%
Common share price	$0.78	$0.56	$0.50
Strike price	$0.78	$0.57	$0.50
Forfeiture rate	0%	0%	0%

	September 27,	October 1,
	2021	2021
Volatility	116%	116%
Risk-free interest rate	1.14%	1.10%
Expected life (in years)	6.25	6.25
Dividend yield	0%	0%
Common share price	$0.54	$0.57
Strike price	$0.54	$0.58
Forfeiture rate	0%	0%

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

	January 3,	January 4,	January 14,
	2022	2022	2022
Volatility	114%	114%	114%
Risk-free interest rate	1.50%	1.47%	1.64%
Expected life (in years)	6.25	6.25	6.25
Dividend yield	0%	0%	0%
Common share price	$0.36	$0.35	$0.35
Strike price	$0.36	$0.35	$0.35
Forfeiture rate	0%	0%	0%

	January 16,	January 18,	February 14,
	2022	2022	2022
Volatility	114%	114%	113%
Risk-free interest rate	1.73%	1.74%	1.94%
Expected life (in years)	6.25	6.25	6.25
Dividend yield	0%	0%	0%
Common share price	$0.35	$0.35	$0.29
Strike price	$0.35	$0.35	$0.30
Forfeiture rate	0%	0%	0%

Volatility	February 21,	February 25, 2021	March 30,
Risk-free interest rate	2022	2022	2022
Expected life (in years)	113%	113%	114%
Dividend yield	1.89%	1.91%	2.43%
Common share price	6.25	6.25	6.25
Strike price	0%	0%	0%
Forfeiture rate	$0.37	$0.35	$0.35
	$0.37	$0.35	$0.35
	0%	0%	0%

The Company recorded $2,041 and $1,283 of stock-based compensation for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021 there were no stock options exercised.

11. Warrants

The Company values warrants issued in equity placements using the Black Scholes model to allocate the fair value of the proceeds from equity financings using a relative fair value approach. Like other stock-based compensation, management uses judgment to determine the inputs to the Black-Scholes option pricing model including the expected life, and underlying share price volatility. Changes in these assumptions will impact the calculation of fair value and the value attributed to the warrants.  The Company calculates volatility of warrants based on the historical price of the Company’s stock. An increase/decrease in the volatility would have resulted in an increase/decrease in the fair value of the options.

In connection with the February 14, 2020 registered direct offering, the Company issued 20,833,334 five and one half-year Series A warrants to purchase 20,833,334 shares of common stock at an exercise price of $0.20. The Company also issued 1,041,667 warrants to purchase 1,041,667 shares of common stock at an exercise price of $0.15 per share to the placement agents.

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

In connection with the April 9, 2020 CMPO, the Company issued 16,666,667 five-year Series B Warrants to purchase 16,666,667 common shares at an exercise price of $0.15. The Company also issued 1,666,667 Placement Agent Warrants to purchase 1,666,667 common shares at an exercise price of $0.15 per share.

In connection with the May 29, 2020 public offering, the Company issued 133,333,333 two-year Series C Warrants to purchase 133,333,333 common shares at an exercise price of $0.15. The Company also issued 12,170,000 Series C Pre-Funded Warrants to purchase common shares at an exercise price of $0.0001 on a cashless exercise basis. As of December 31, 2020, all of the Series C Pre-Funded Warrants have been exercised.

In connection with the July 7, 2020 public offering, the Company issued 187,500,000 two-year Series D Warrants to purchase 187,500,000 common shares at an exercise price of $0.16. The Company also issued 25,000,000 Series D Pre-Funded Warrants to purchase common shares at an exercise price of $0.0001 on a cashless exercise basis. As of December 31, 2020, all of the Series D Pre-Funded Warrants have been exercised.

As at March 31, 2022, details of the outstanding warrants were as follows:

			Weighted
			Average
	Exercise	Warrants	Remaining
Original Issue date	Price	Outstanding	Life
February 14, 2020	0.15	197,917	2.87
April 9, 2020	0.15	363,501	3.02
May 29, 2020	0.15	120,000	0.16
July 7, 2020	0.16	231,000	0.27
Balance at March 31, 2022		912,418

12. Income taxes

The Company is an overall net deferred tax liability position as of March 31, 2022.  Management has assessed that the future taxable income resulting from the deferred tax liability position will result in utilization of the Company’s US federal and state net operating loss carryforwards in future tax periods.  The Company is in a net deferred tax asset position in Canada and a full valuation allowance against the Canada deferred tax assets remains necessary as a result of the historical losses and the uncertainty of realizing any future tax benefits related to the Canadian deferred tax assets.

13. Commitments and contingencies

On May 10, 2018, the Company entered into a Development, Commercialization and Exclusive Distribution Agreement. As part of the agreement, the Company is required to make the following future milestone payments:

●	1st payment: $3,500 in cash payment upon the achievement of future development milestones
●	2nd payment: $3,500 in equity, determined by dividing the amount due by the volume-weighted average price of the Company’s common stock on the NYSE American exchange over the 10 trading days prior to the achievement of the milestone event.

As of March 31, 2022, none of the future development milestones related to the above agreement have been met. The Company has assessed the probability of meeting the above milestones and has determined that an accrual is not necessary as of March 31, 2022 and 2021.

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

From time to time, the Company may be exposed to claims and legal actions in the normal course of business. The Company is not aware of any pending or threatened material litigation claims against the Company.

14. Segment information

The Company’s operations are comprised of two reportable segments. Although the reportable segments provide similar products, each one is managed separately to better align with the Company’s customers and distribution or development partners.

In addition, all of the Company’s long-lived assets are in the United States of America (“US”).

	Diagnostics	Therapeutics	Consolidated

Net Revenue	$57	$3,694	$3,751
Operating (loss) income	(5,287)	974	(4,314)
Net interest income	107	-	107
(Loss) income before income taxes	$(5,177)	$962	$(4,215)

Total assets	$195,915	$82,075	$277,990
Depreciation and amortization	110	$709	$819
Capital expenditures	$206	$-	$206

	March 31,	December 31,
	2022	2021

Canada	$163,913	$170,601
US	114,077	109,799
Total assets	$277,990	$280,400

Total US property and equipment	$1,920	$1,550
Total US right-of-use asset	$1,218	$1,320

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

15. Loss per share

	For the Three Months Ended March 31,
	2022	2021
Numerator
Net loss for the period	$(3,937)	$(4,037)
Charge to retained earnings for preferred share exchange	-	(32,039)
Loss attributable to common shareholders	(3,937)	(36,076)

Denominator
Weighted average shares - basic	979,899,668	890,245,654
Stock options	—	—
Warrants	—	—
Denominator for diluted loss per share	979,899,668	890,245,654

Loss per share - basic and diluted	$(0.004)	$(0.04)

For the above-mentioned periods, the Company had 57,632,724 stock options and 912,418 warrants outstanding which could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would have been anti-dilutive.

16. Related party transaction

On March 1, 2022 we entered into a Consulting Agreement with Johnny Powers, a member of our Board. Pursuant to the Powers Agreement, Dr. Powers provides strategic consulting services to the Company. Dr. Powers is entitled to $10 per month as compensation and reimbursement for authorized expenses.  The Powers Agreement expires November 30, 2022.

17. Subsequent events

On April 1, 2022, the Company entered into an agreement with ULF Northfield Business Center LLC to lease 61,500 square feet of office and warehouse space.  The lease period is for 61 months beginning on April 30, 2022, with a monthly rent payment of $9 for the first twelve months and escalating to $11 per month over the lease period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and forward-looking information under applicable Canadian securities legislation (collectively, “forward-looking statements”) that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Report, and those set forth in our most recent Annual Report on Form 10-K particularly those under “Risk Factors” discussed below and in our most recent Annual Report on Form 10-K.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to successfully maintain and grow our TRUFORMA® and PulseVet products;
●	our ability to maintain our sales team to market and sell TRUFORMA® and PulseVet, any other products we develop or acquire and the related cost and timing thereof;
●	our ability to successfully integrate our recent acquisition of PulseVet (as defined below) and the timing and costs to achieve that integration;
●	the ability of our contract partners and contractors to appropriately conduct our product development, validation studies, verification studies, and beta testing, and certain other development activities;
●	the ability of our contract manufacturing organizations to manufacture and supply our products;
●	our ability to develop and commercialize our future products;
●	the expected impact of the novel coronavirus pandemic on our operations;
●	our ability to develop and commercialize products that can compete effectively;
●	the size and growth of the veterinary diagnostics and medical device markets;

●	our ability to obtain and maintain intellectual property protection for our planned and future products candidates;
●	regulatory developments in the United States;
●	the loss of key personnel;
●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
●	the impact of the novel coronavirus pandemic on our operations, including the development, manufacturing and selling of our TRUFORMA® platform and related assays and our PulseVet platform;
●	our ability to maintain the listing of our common shares on the NYSE American exchange; and
●	our status as a “passive foreign investment company” for U.S. federal income tax purposes.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see “Risk Factors” in our most recent Annual Report on Form 10-K for additional risks which could adversely impact our business and financial performance.

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

All amounts are in thousands of dollars, except earnings per share, unless otherwise stated.

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

As a result of an internal strategic view, we have focused our development and commercialization efforts on our TRUFORMA® platform and our PulseVet technology. We believe this narrowed focus will enable us to capitalize on our core strengths and to accelerate the commercialization of these existing platforms.

Reportable Segments

Our reportable segments are:

●	Diagnostics, which consists of our parent company and its U.S subsidiary and includes the TRUFORMA® products, and
●	Therapeutics, which consists of PulseVet operations and its two international subsidiaries, HMT High Medical Technologies (Japan) Co. Ltd. ("HMT") and NeoPulse, GmbH ("NeoPulse"), and includes the ProPulse products and services.

Revenue

Our revenue consisted of instruments, cartridges, extended warranty services and miscellaneous activities sold in the U.S associated with our TRUFORMA® platform, as well as instruments, trodes and warranty services sold in the U.S and internationally associated with our PulseVet products.

Cost of Revenue

Cost of revenue consisted primarily of the cost of raw materials used in the assembly of PulseVet instruments and trodes, the cost of TRUFORMA® instruments purchased, and consumables and the related warranties purchased. We expense all inventory obsolescence provisions related to normal manufacturing changes as cost of revenue.

Operating Expenses

The majority of our operating expenses have been for the selling, general and administrative activities related to general business activities, capital market activities, stock-based compensation, developing a commercial team and research and development activities related to our product development.

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

Income Taxes

As of December 31, 2021, we had net operating loss carryforwards for U.S. federal and state income tax purposes of $28,178 and non-capital loss carryforwards for Canada of approximately $37,280, which will begin to expire in fiscal year 2035.  We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. We concluded that, due to the limitations under Section 382, our U.S. federal and state net operating loss carryfowards for the periods prior to February 11, 2021 have been limited to zero. We therefore have derecognized $20,976 of our U.S deferred tax assets, resulting in a remaining carryforward balance of $7,202.

In Canada, due to the uncertainty of realizing any tax benefits as of December 31, 2021, and March 31, 2022 we continue to fully value our Canadian deferred tax assets.

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

On March 31, 2022, the carrying value of our Diagnostic inventory was $2,634.  A significant assumption included in the realization model is a placement rate of two instruments per month, per account manager.

The effect of a 10% reduction in the estimated annual placements of instrument would increase the payback period on March 31, 2022, by 0.12 years.

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

The number of trodes returned by year is tracked against the number of trodes sold in that same year, creating a current experience rate. It is assumed that the ultimate return rate for the trodes is 98%. For annual calculations, it is assumed that the expected returns in the current year for each layer increase to the experience rate of the year immediately preceding it. Once the 98% is reached the layer is removed from the calculation. The annual incremental change in expected returns is multiplied by an average return credit amount, generating the current liability due to customers.

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

On March 31, 2022, the estimated value of our Therapeutics customer contract liability was $303.  If the expected return rate was increased by 2%, the effect on current year reduction in sales and increase in customer liability would have been $21.

Results of Consolidated Operations

Revenue

Revenue for the three months ended March 31, 2022, was $3,751 compared to $14 for the three months ended March 31, 2021, an increase of $3,737.  Revenue in the current period primarily resulted from the inclusion of our PulseVet platform, which had revenues of $3,694, consisting of instruments, trodes and warranty services sold worldwide. Revenues from sales of cartridges from our TRUFORMA® platform were $57 for the three months ended March 31, 2022, compared to $14 for the three months ended March 31, 2021, an increase of $43, or 307%.  We launched our TRUFORMA® platform in March 2021.  In general, we expect revenue to increase in subsequent periods as we increase our sales and marketing of the PulseVet platform which we acquired on October 1, 2021, and as additional assays are added to our TRUFORMA® platform.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2022, was $990 compared to $6 for the three months ended March 31, 2021, an increase of $984.  Cost of revenue primarily resulted from costs associated with sales of our PulseVet platform which totaled $944, as well as $46 from costs associated with sales of our TRUFORMA® platform.  We anticipate that costs of revenue will increase in 2022 as we increase revenue as described above.

Gross Profit

Gross profit for the three months ended March 31, 2022, was $2,761 compared to $8 for the three months ended March 31, 2021, an increase of $2,753.  Gross profit margin for the quarter ended March 31, 2022, was approximately 74%, compared to 60% for the quarter ended March 31, 2021, an increase of 14%.  The increase in gross profit resulted primarily from the inclusion of our PulseVet platform in the first quarter of 2022.  In general, we believe gross margins will remain relatively unchanged due to a variety of factors, including the ability to effectively stimulate demand for certain of our products; potential increases in the cost of components and outside manufacturing services; our ability to manage warranty costs effectively; shifts in the mix of products and services, or in the geographic, currency or channel mix; and fluctuations in exchange rates.

Research and Development

Research and development expense for the three months ended March 31, 2022 was $351 compared to $413 for the three months ended March 31, 2021, a decrease of $62, or 15%. The decrease was the result of a reduction in research and development activity associated with TRUFORMA® as we completed development of the instrument and three of the first five assays and began commercialization in March of 2021.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended March 31, 2022 was $6,722, compared to $3,468 for the three months ended March 31, 2021, an increase of $3,254, or 91%. The increase primarily was due to an increase in share-based compensation expense which was $2,041 for the three months ended March 31, 2022 compared to $1,283 for the comparable period in 2021 as a result of stock option grants made during the first quarter of 2022, as well as an increase in compensation expense of $1,373 due to additions to our sales force and management team and from the acquisition of PulseVet and amortization and depreciation of $693 associated with intangibles acquired as part of our acquisition of PulseVet.

Net Loss

Our net loss for the three months ended March 31, 2022 was $3,937 compared to a net loss of $4,037, for the three months ended March 31, 2021, a decrease of $100.  The net loss in each period was attributed to the matters described above.  We expect to continue to record net losses in future periods until such time as we have sufficient revenue from product sales to offset our operating expenses.

Cash Flows

Three months ended March 31, 2022 compared to three months ended March 31, 2021

The following table shows a summary of our cash flows for the periods set forth below:

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021	Change
Cash used in operating activities	$(2,470)	$(2,638)	$168	(6.4)%
Cash used in investing activities	(206)	(18)	$(188)	1,043.7%
Cash provided by financing activities	—	217,267	$(217,267)	(100.0)%
Increase in cash and cash equivalents	(2,676)	214,610	$(217,286)	(101.2)%
Effect of exchange rate changes on cash	62	—	$62	NA
Cash and cash equivalents, beginning of period	194,952	61,992	$132,961	214.5%
Cash and cash equivalents, end of period	$192,337	$276,602	$(84,265)	(30.5)%

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022, was $2,471, compared to $2,638 for the three months ended March 31, 2021, a decrease in cash used of $168, or 6.4%. The decrease in cash used in operations primarily resulted from the decrease in our operating loss.  Cash used in operations during the three months ended March 31, 2022 included inventory purchases of $2,003, and increases in working capital items of $388, offset in part by an increase in non-cash expenses including stock-based compensation of $2,041, and an increase in in other non-cash items.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $206, compared to cash used in investing activities of $18 for the three months ended March 31, 2021, an increase of $188, or 1,043.7%. The increase primarily resulted from the improvement of our ecommerce platform in the first quarter of 2022.

Financing Activities

Net cash from financing activities for the three months ended March 31, 2022, was zero, compared to $217,267 for the three months ended March 31, 2021, a decrease of $217,267, or 100%. Cash from financing activities in the first quarter of 2021 primarily resulted from proceeds from the February 2021 public offering of our common shares, partially offset by stock issuance costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in May 2015. As of March 31, 2022, we had an accumulated deficit of $123,328.  We have funded our working capital requirements primarily through the sale of our equity and equity-related securities and the exercise of stock options and warrants.

As of March 31, 2022, the Company had cash and cash equivalents of $192,337 and working capital (defined as current assets minus current liabilities) of $194,332.

Short Term Cash Requirements

We believe that our existing cash is sufficient to fund our expected short-term needs. We currently have cash fixed obligations in association with our building leases and quarterly inventory orders. We also have payment obligations associated with our on-going clinical studies and expect that we have sufficient cash to cover these requirements. We do not expect that PulseVet’s operations will require significant increases in our short-term cash needs.

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

Our future capital requirements depend on many factors, including, but not limited to:

●	the costs and timing of our development and commercialization activities;
●	the cost of manufacturing our existing and future products;
●	the cost of marketing and selling our existing and future products including marketing, sales, service, customer support and distribution costs;
●	the expenses needed to attract and retain skilled personnel;
●	the costs associated with being a public company;
●	the costs associated with additional business development or mergers and acquisitions activity, including acquisition-related costs, earn-outs or other contingent payments and costs of developing and commercializing any technologies to which we obtain rights;
●	third-party costs associated with the development and commercialization of our existing and future products and the ability of our development partners to satisfy our requirements on a timely basis;
●	the scope and terms of our business plans from time to time, and our ability to realize upon our business plans; and
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

Outstanding Share Data

The only class of outstanding voting equity securities of the Company are the common shares. As of May 10, 2022:

●	there are 979,899,668 common shares issued and outstanding;

●	there are stock options outstanding under our Stock Option Plan to acquire an aggregate of 58,507,724 common shares
●	there are common share purchase warrants outstanding to acquire an aggregate of 197,917 common shares at an exercise price of $0.15 per share issued in February 2020.
●	there are common share purchase warrants outstanding to acquire an aggregate of 363,501 common shares at an exercise price of $0.15 per share issued in April 2020.
●	there are common share purchase warrants outstanding to acquire an aggregate of 120,000 common shares at an exercise price of $0.15 per share issued in May 2020.
●	there are common share purchase warrants outstanding to acquire an aggregate of 231,000 common shares at an exercise price of $0.16 per share issued in July 2020.
●	All of the currently outstanding warrants also have a “cashless exercise” feature which is applicable in certain circumstances. The cashless exercise feature could result in the potential issuance of common shares based upon the “in-the-money” value of the applicable warrants at the time of exercise of the applicable warrants. The number of the common shares that may be issued is not determinable. However, the number of common shares that are issuable is based upon a formula contained in the applicable warrants, which determines the number of common shares issuable by dividing the “in-the-money” value (based upon the then current market price, as provided in the applicable warrants) by the then current market price and multiplying this result by the number of common shares that are issuable under the applicable warrants pursuant to cash exercise.

Recently Adopted Accounting Pronouncements

From time to time, the Financial Accounting Standards Board ("FASB") or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification ("ASC") are communicated through issuance of an Accounting Standards Update ("ASU"). Unless otherwise discussed, we believe that recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our Consolidated Financial Statements upon adoption.

To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 3 - Significant Accounting Policies to the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a result of our international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies.  In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenue and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenue and operating income.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 6. Exhibits.

The exhibits listed on the accompanying index to exhibits immediately preceding the exhibits are filed as part of, or hereby incorporated by reference into, this Quarterly Report.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Stock Purchase Agreement, dated October 1, 2021, by and between Zomedica Inc. and Branford PVT Mid-Hold, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 1, 2021 (File No. 001-38298))

3.1

Articles of Amalgamation of Zomedica Corp. and all amendments thereto, as well as all Certificates issued in respect thereto as well as all Certificates issued in respect thereto (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2021 (File No. 001-38298))

3.2

Amended and Restated By-Law No. 1 (2nd Version) of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2020 (File No. 001-38298))

10.1*+	Consulting Agreement, effective March 1, 2022, by and between Zomedica Inc. and Johnny D. Powers
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL (1).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)
(1)	These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

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

Zomedica Corp.

May 10, 2022	By:	/s/ Larry Heaton
	Name:	Larry Heaton
	Title:	Chief Executive Officer

May 10, 2022	By:	/s/ Ann Marie Cotter
	Name:	Ann Marie Cotter
	Title:	Chief Financial Officer