Form 10-Q
period 2022-06-30
Zomedica Corp.
filed 2022-08-15
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022.

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

As of August 15, 2022, 979,949,668 shares of the registrant’s common shares, without par value, were issued and outstanding.

ZOMEDICA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2022

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Zomedica Corp.

Consolidated balance sheets

(Unaudited) (United States dollars in thousands)

	As of
	June 30,	December 31,
	2022	2021
Assets

Current assets
Cash and cash equivalents	$186,763	$194,952
Inventory, net	4,819	2,848
Prepaid expenses and deposits	2,315	1,842
Trade receivables, net	414	315
Other receivables	315	450
Total current assets	194,626	200,407

Prepaid expenses and deposits	331	394
Property and equipment, net	1,710	1,130
Assets in process	523	420
Right-of-use asset	1,638	1,320
Goodwill	43,288	43,288
Intangible assets, net	32,097	33,176
Debt security (at fair value)	1,000	—
Other assets	265	265
Total assets	$275,478	$280,400

Liabilities and shareholders’ equity

Current liabilities
Accounts payable and accrued liabilities	$3,491	$3,225
Accrued income taxes	41	240
Current portion of lease obligations	523	415
Customer contract liabilities	153	198
Other current liabilities	266	262
Total current liabilities	4,474	4,340

Lease obligations	1,184	964
Deferred tax liabilities	3,048	3,709
Customer contract liabilities	161	140
Other liabilities	391	361
Total liabilities	$9,258	$9,514

Commitments and contingencies (Note 14)

Shareholders’ equity
Unlimited common shares, no par value; 979,899,668 issued and outstanding at June 30, 2022 and December 31, 2021	$380,962	$380,962
Additional paid-in capital	13,846	9,313
Accumulated deficit	(128,601)	(119,391)
Accumulated comprehensive income	13	2
Total shareholders' equity	266,220	270,886

Total liabilities and shareholders’ equity	$275,478	$280,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated statements of loss and comprehensive loss

(Unaudited) (United States dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Net revenue	$4,246	$16	$7,997	$30
Cost of revenue	1,210	36	2,199	42
Gross profit (loss)	3,036	(20)	5,798	(12)

Expenses
Research and development	319	271	670	684
Selling, general and administrative	8,597	5,038	15,321	8,505
Loss from operations	(5,880)	(5,329)	(10,193)	(9,201)
Interest income	(277)	(112)	(384)	(167)
Loss on disposal of assets	1	—	1	243
Other (income) loss	(1)	(505)	4	(529)
Foreign exchange loss (gain)	52	(1)	56	—
Loss before income taxes	(5,655)	(4,711)	(9,870)	(8,748)
Income tax benefit	(382)	—	(660)	—
Net loss	(5,273)	(4,711)	(9,210)	(8,748)
Change in foreign currency translation	(40)	—	11	—
Net loss and comprehensive loss	$(5,313)	$(4,711)	$(9,199)	$(8,748)

Weighted average number of common shares - basic and diluted	979,899,668	973,656,518	979,899,668	932,959,287

Loss per share - basic and diluted (Note 16)	$(0.005)	$(0.005)	$(0.009)	$(0.044)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated statements of shareholders’ equity

(Unaudited) (United States dollars in thousands)

	For the six months ended June 30, 2022
			Common	Additional		Accumulated
	Common stock		stock	paid-in	Accumulated	comprehensive
	Shares	Amount	subscribed	capital	deficit	income	Total
Balance at December 31, 2021	979,899,668	$380,962	$-	$9,313	$(119,391)	$2	$270,886
Stock-based compensation	-	-	-	4,533	-	-	4,533
Net loss	-	-	-	-	(9,210)	-	(9,210)
Other comprehensive income	-	-	-	-	-	11	11
Balance at June 30, 2022	979,899,668	$380,962	$-	$13,846	$(128,601)	$13	$266,220

	For the three months ended June 30, 2022
			Common	Additional		Accumulated
	Common stock		stock	paid-in	Accumulated	comprehensive
	Shares	Amount	subscribed	capital	deficit	income	Total
Balance at March 31, 2022	979,899,668	$380,962	$—	$11,354	$(123,328)	$53	$269,041
Stock-based compensation	—	—	—	2,492	—	—	2,492
Net loss	—	—	—	—	(5,273)	—	(5,273)
Other comprehensive income	—	—	—	—	—	(40)	(40)
Balance at June 30, 2022	979,899,668	$380,962	$—	$13,846	$(128,601)	$13	$266,220

	For the six months ended June 30, 2021
			Common	Additional		Accumulated
	Common stock		stock	paid-in	Accumulated	comprehensive
	Shares	Amount	subscribed	capital	deficit	income	Total
Balance at December 31, 2020	642,036,228	$104,784	$460	$14,792	$(68,969)	$-	$51,067
Stock issuance for financing	105,013,158	199,525	-	-	-	-	199,525
Stock issuance costs	—	(14,281)	-	-	-	-	(14,281)
Stock-based compensation	—	-	-	3,065	-	-	3,065
Stock issuance from warrant exercises	200,951,905	44,082	(460)	(11,511)	-	-	32,111
Stock issuance from exercise of stock options	5,230,601	2,112	-	(744)	-	-	1,368
Stock redemption	24,719,101	44,000	-	-	(32,039)	-	11,961
Net loss	—	-	-	-	(8,748)	-	(8,748)
Balance at June 30, 2021	977,950,993	$380,222	$-	$5,602	$(109,756)	$-	$276,068

	For the three months ended June 30, 2021
			Common	Additional		Accumulated
	Common stock		stock	paid-in	Accumulated	comprehensive
	Shares	Amount	subscribed	capital	deficit	income	Total
Balance at March 31, 2021	972,092,308	$377,971	$—	$4,602	$(105,045)	$—	$277,528
Stock issuance costs	—	0	—	—	—	—	0
Stock-based compensation	—	—	—	1,782	—	—	1,782
Stock issuance from warrant exercises	628,084	139	—	(38)	—	—	101
Stock issuance from exercise of stock options	5,230,601	2,112	—	(744)	—	—	1,368
Net loss	—	—	—	—	(4,711)	—	(4,711)
Balance at June 30, 2021	977,950,993	$380,222	$-	$5,602	$(109,756)	$-	$276,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Condensed consolidated statements of cash flows

(Unaudited) (United States dollars in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,210)	$(8,748)
Adjustments for
Depreciation	161	115
Amortization - intangible assets	1,495	89
Loss on disposal of property and equipment	1	243
Loss on other assets	—	5
(Gain) loss on right-of-use assets	—	(533)
Stock-based compensation	4,533	3,065
Non cash portion of rent expense	9	35
Change in non-cash operating working capital
Purchased inventory	(2,572)	(794)
Prepaid expenses and deposits	(410)	437
Trade receivables	(96)	(4)
Other receivables	131	(133)
Accounts payable and accrued liabilities	292	1,847
Accrued income tax	(199)	—
Deferred tax liabilities	(661)	—
Other current liabilities	4	—
Customer contract liabilities	(25)	—
Other liabilities	30	—
Net cash used in operating activities	(6,517)	(4,376)

Cash flows from investing activities:
Investment in debt security (at fair value)	(1,000)	—
Investment in property and equipment	(151)	(43)
Investment in intangibles	—	(99)
Investment in assets in process	(492)	—
Net cash used in investing activities	(1,643)	(142)

Cash flows from financing activities:
Cash proceeds from issuance of common shares and warrants	—	199,525
Cash received from warrant exercises	—	32,112
Cash paid for shares and warrant issuance costs	—	(14,269)
Cash received from stock option exercises	—	1,368
Net cash provided by financing activities	—	218,736

(Decrease) increase in cash and cash equivalents	(8,160)	214,218
Effect of exchange rate changes on cash	(29)	—
Cash and cash equivalents, beginning of year	194,952	61,992

Cash and cash equivalents, end of year	$186,763	$276,210

Noncash investing and financing activities
Transfer of inventory into property and equipment	$557	$—

Supplemental cash flow information:
Interest received	$(384)	$(112)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

1. Nature of operations

The Company is a veterinary health company creating point-of-care diagnostics and therapeutics products for dogs and cats, that focuses on the needs of the veterinarians themselves. The Company consists of the parent company, Zomedica Corp, its wholly-owned U.S subsidiary, Zomedica Inc., and Pulse Veterinary Technologies LLC, along with its international subsidiaries.

The impact of the novel strain of coronavirus (“COVID-19”)

There remains a significant amount of stress and uncertainty across national and global economies due to the pandemic of coronavirus disease 2019 (“COVID-19”) caused by severe acute respiratory syndrome coronavirus 2 (the “COVID-19 pandemic”). The continued presence of COVID-19 has resulted in changes in the macro-economic environment including disruptions in supply chain, labor disruptions, an inability to manufacture, an inability to sell to customers, declines in customer demand, and an impaired ability to access credit and capital markets, among other things.

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

2. Basis of preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The Consolidated Balance Sheet as of December 31, 2021 was derived from audited financial statements.

3. Significant accounting policies

Estimates and assumptions

In preparing these financial statements, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. These estimates and assumptions are subject to an inherent degree of uncertainty. We are not presently aware of any events or circumstances that would require us to update such estimates and assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur, and additional information is

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements.

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

Accounts receivable are recorded at net realizable value and have payment terms of 30 days.  The Company recorded an allowance for doubtful accounts of $36 and $34, as of June 30, 2022 and December 31, 2021, respectively, which is recorded net in trade receivables.

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

The diagnostic segment reported $92 in revenue from consumables for the three months ended June 30, 2022, compared to $16 for the three months ended June 30, 2021, an increase of $76 or 475%. The therapeutics segment reported $4,154 in total revenue for the three months ended June 30, 2022, compared to $0 for the three months ended June 30, 2021. Therapeutics revenue for the three months ended June 30, 2002 was comprised of $2,308 in revenue from trodes, $1,543 in revenue from instruments, and $303 in other revenues which includes warranty and repair work.

The diagnostic segment reported $148 in revenue from consumables for the six months ended June 30, 2022, compared to $30 for the six months ended June 30, 2021, an increase of $118 or 393%. The therapeutics segment reported $7,849 in total revenue for the six months ended June 30, 2022, compared to $0 for the six months ended June 30, 2021. Therapeutics revenue for the six months ended June 30, 2002 was comprised of $4,226 in revenue from trodes, $3,102 in revenue from instruments, and $520 in other revenues which includes warranty and repair work.

Cost of revenue

Cost of revenue consists of materials, and shipping costs incurred internally to produce and receive the products. Shipping and handling costs incurred by the Company are included in cost of revenue.

Comparative figures

Assets in process are separately stated in the current period balance sheet for $523.  The consolidated balance sheets for the year ended December 31, 2021 have been adjusted for $420 of assets in process that were included in intangible assets and property and equipment.  This amount has been reclassified to a separate line in the balance sheet to conform to the current year presentation. The change in presentation had no effect on the reported results of operations. These changes in classification do not affect previously reported cash flows from operating activities in the consolidated statements of cash flows.

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

5. Inventory

Inventory details are as follows:

	June 30, 2022			December 31, 2021
	Diagnostics	Therapeutics	Consolidated	Diagnostics	Therapeutics	Consolidated
Raw Materials	$—	$1,300	$1,300	$—	$890	$890
Finished Goods	—	323	323	—	140	140
Purchased Inventory	3,234	—	3,234	1,848	—	1,848
Total	3,234	1,623	4,857	1,848	1,030	2,878

Reserves	(16)	(22)	(38)	(9)	(21)	(30)
Inventory, Net	$3,218	$1,601	$4,819	$1,839	$1,009	$2,848

6. Prepaid expenses, deposits and deferred financing costs

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

	June 30,	December 31,
	2022	2021
Deposits	$1,966	$1,340
Prepaid marketing	144	83
Prepaid insurance	272	599
Other	264	214
Total	$2,646	$2,236

7. Property and equipment

	June 30,	December 31,
	2022	2021

Machinery and office equipment	$2,098	$1,392
Furniture and equipment	106	110
Laboratory equipment	230	225
Leasehold improvements	287	287
	2,721	2,014

Accumulated depreciation and amortization	1,011	884
Net property and equipment	$1,710	$1,130

Depreciation expense for the three months ended June 30, 2022 and June 30, 2021 was $71 and $55, respectively and for the six months ended June 30, 2022 and June 30, 2021 was $161 and $115, respectively.

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

8. Intangible assets

	June 30,	December 31,
	2022	2021

Computer software	$28	$28
Trademarks	16	16
Website	962	546
Tradename	2,350	2,350
Customer relationships	22,650	22,650
Technology	8,650	8,650
	34,656	34,240

Accumulated amortization	2,559	1,064
Net intangibles	$32,097	$33,176

The estimated future amortization of intangible assets is as follows:

2022 Remainder	$1,542
2023	2,912
2024	2,906
2025	2,809
2026 and beyond	21,928
Total	$32,097

Amortization expense for the three months ended June 30, 2022 and June 30, 2021 was $759 and $45, respectively and for the six months ended June 30, 2022 and 2021 was $1,495 and $89, respectively.

9. Debt security (at fair value)

On May 16, 2022, Zomedica Inc. purchased a $1.0 million convertible note from Structured Monitoring Products, Inc. (“SMP”), and in connection with the note has acquired the option to act as a sales agent for SMP's platform. The note, which provides for 8% interest and is due to be repaid in May of 2024, is convertible into equity securities of the Company upon the occurrence of certain events. Under the terms of the agreement, Zomedica Inc. will also have the option to acquire SMP’s VetGuardian product line for use in animal health. Exercise of both options is subject to certain conditions, including negotiation and execution of mutually acceptable agreements.

As of June 30, 2022, the fair value of our debt security investment was as follows:

June 30, 2022

Debt security (at fair value)	$1,000,000
Interest receivable	9,863
1,009,863
Allowance for doubtful accounts	-
Debt security (at fair value), net	$1,009,863

The investment in the convertible note was recorded at its fair value of $1,000,000 as of June 30, 2022 (with an amortized cost basis of $1,000,000). There were no unrealized gains or losses recorded and no other than temporary impairments recognized as of June 30, 2022.

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

10. Leases

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

On April 1, 2022, the Company entered into an agreement with ULF Northfield Business Center LLC to lease 12,400 square feet of office and warehouse space.  The lease period is for 61 months beginning on April 1, 2022, with a monthly rent payment of $9 for the first twelve months and escalating to $11 per month over the lease period. The Company recorded a right-of-use asset and corresponding lease liability for $546 using the Company's incremental borrowing rate of 3.95%.

During the three and six months ended June 30, 2022, the Company recognized $179 and $331 in rent expense inclusive of common area maintenance (CAM) charges, insurance, and tax with $18 and $34 recorded in research and development expenses and $161 and $297 recorded in general and administrative expense in the consolidated statements of comprehensive loss.

During the three and six months ended June 30, 2021, the Company recognized $85 and $176 in rent expense inclusive of common area maintenance (CAM) charges, insurance, and tax with $17 and $38 recorded in research and development expenses and $68 and $138 recorded in general and administrative expense in the consolidated statements of comprehensive loss.

	June 30,	December 31,
	2022	2021
Right-of-use asset
Cost
Aggregate lease commitments	$2,385	$1,779
Less: impact of present value	(215)	(155)
Balance	$2,170	$1,624

Reduction in right-of-use asset
Straight line amortization	605	346
Interest	(73)	(42)
Balance	$532	$304

Net book value as at:
Balance	$1,638	$1,320

Lease liabilities

Additions	$2,193	$1,647
Payments	(559)	(310)
Interest	73	42
Total lease liabilities	$1,707	$1,379

Current portion of lease liabilities	523	415
Long term portion of lease liabilities	1,184	964
Total lease liabilities	$1,707	$1,379

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

Total remaining undiscounted lease liabilities related to the above lease are as follows:

2022 Remainder	$287
2023	590
2024	609
2025	165
2026	129
2027	44
Total	$1,824

11. Stock-based compensation

During the three and six months ended June 30, 2022, the Company issued 6,575,000 and 21,000,000 stock options to purchase an aggregate of 6,575,000 and 21,000,000 common shares. The options vest over a period of four years and have an expiration period of ten years.  During the three and six months ended June 30, 2021, the Company issued 7,800,000 and 9,200,000 stock options to purchase an aggregate of 7,800,000 and 9,200,000 common shares, respectively. The options vest over a period of four years and have an expiration period of 10 years.

The continuity of stock options are as follows:

	Number of	Weighted Avg
	Options	Exercise Price
Balance at December 31, 2021	50,717,724	$0.45
Stock options granted	21,000,000	0.32
Stock options exercised	—	—
Stock options forfeited	1,250,000	0.67
Vested stock options expired	8,960,000	0.22
Balance at June 30, 2022	61,507,724	$0.43
Vested at June 30, 2022	15,596,349	$0.36

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

As of June 30, 2022, details of the issued and outstanding stock options were as follows:

				Number of	Weighted avg
		Number of options	Number of	unvested	remaining life
		issued	vested options	options	outstanding
Grant date	Exercise price	and outstanding	outstanding	outstanding	(years)

March 14, 2020	0.19	1,283,557	949,682	333,875	2.71
July 9, 2020	0.18	175,000	87,500	87,500	3.03
August 25, 2020	0.13	20,000	—	20,000	3.16
October 1, 2020	0.11	266,667	116,667	150,000	3.26
October 20, 2020	0.09	20,000	10,000	10,000	3.31
December 31, 2020	0.23	16,442,500	8,807,500	7,635,000	3.51
February 26, 2021	1.87	500,000	300,000	200,000	3.66
March 1, 2021	2.06	200,000	100,000	100,000	3.67
March 8, 2021	1.88	200,000	100,000	100,000	3.69
March 15, 2021	2.49	200,000	100,000	100,000	3.71
May 12, 2021	0.78	3,450,000	900,000	2,550,000	3.87
May 14, 2021	0.75	3,200,000	850,000	2,350,000	3.87
August 11, 2021	0.57	1,100,000	175,000	925,000	4.12
August 18, 2021	0.50	200,000	—	200,000	4.14
August 23, 2021	0.50	100,000	—	100,000	4.15
September 13, 2021	0.57	800,000	—	800,000	4.21
October 1, 2021	0.58	12,650,000	—	12,650,000	4.26
January 3, 2022	0.36	100,000	—	100,000	4.52
January 4, 2022	0.35	200,000	—	200,000	4.52
January 14, 2022	0.35	200,000	—	200,000	4.55
January 16, 2022	0.35	325,000	—	325,000	4.55
January 18, 2022	0.35	100,000	—	100,000	4.56
February 14, 2022	0.30	400,000	—	400,000	4.63
February 21, 2022	0.37	200,000	—	200,000	4.65
February 25, 2022	0.35	12,400,000	—	12,400,000	4.66
March 30, 2022	0.35	200,000	—	200,000	4.75
April 1, 2022	0.34	200,000	—	200,000	4.76
April 6, 2022	0.32	100,000	—	100,000	4.77
April 7, 2022	0.31	200,000	—	200,000	4.77
April 11, 2022	0.31	75,000	—	75,000	4.78
May 2, 2022	0.25	300,000	—	300,000	4.84
May 9, 2022	0.21	700,000	—	700,000	4.86
May 11, 2022	0.20	400,000	—	400,000	4.87
May 16, 2022	0.23	100,000	—	100,000	4.88
May 31, 2022	0.24	500,000	—	500,000	4.92
June 1, 2022	0.25	500,000	—	500,000	4.92
June 6, 2022	0.26	200,000	—	200,000	4.94
June 13, 2022	0.24	200,000	—	200,000	4.96
June 17, 2022	0.24	3,100,000	3,100,000	—	4.97
Balance at June 30, 2022		61,507,724	15,596,349	45,911,375

The Company calculates volatility of stock-based compensation using the historical price of the Company’s stock. An increase/decrease in the volatility would have resulted in an increase/decrease in the fair value of the options.

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

The fair value of options granted during the six months ended June 30, 2022 and the twelve months ended December 31, 2021 was estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions:

	February 26,	March 1,	March 8,
	2021	2021	2021
Volatility	117%	117%	117%
Risk-free interest rate	0.95%	0.92%	1.07%
Expected life (in years)	10	10	10
Dividend yield	0%	0%	0%
Common share price	$1.87	$2.06	$1.88
Strike price	$1.87	$2.06	$1.88
Forfeiture rate	0%	0%	0%

	May 12,	August 11,	August 23,
	2021	2021	2021
Volatility	118%	116%	116%
Risk-free interest rate	1.11%	0.96%	0.92%
Expected life (in years)	6.21-6.22	6.18-6.25	6.25
Dividend yield	0%	0%	0%
Common share price	$0.78	$0.56	$0.50
Strike price	$0.78	$0.57	$0.50
Forfeiture rate	0%	0%	0%

	September 27,	October 1,
	2021	2021
Volatility	116%	116%
Risk-free interest rate	1.14%	1.10%
Expected life (in years)	6.25	6.25
Dividend yield	0%	0%
Common share price	$0.54	$0.57
Strike price	$0.54	$0.58
Forfeiture rate	0%	0%

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

	January 3,	January 4,	January 14,
	2022	2022	2022
Volatility	114%	114%	114%
Risk-free interest rate	1.50%	1.47%	1.64%
Expected life (in years)	6.25	6.25	6.25
Dividend yield	0%	0%	0%
Common share price	$0.36	$0.35	$0.35
Strike price	$0.36	$0.35	$0.35
Forfeiture rate	0%	0%	0%

	January 16,	January 18,	February 14,
	2022	2022	2022
Volatility	114%	114%	113%
Risk-free interest rate	1.73%	1.74%	1.94%
Expected life (in years)	6.25	6.25	6.25
Dividend yield	0%	0%	0%
Common share price	$0.35	$0.35	$0.29
Strike price	$0.35	$0.35	$0.30
Forfeiture rate	0%	0%	0%

	February 21,	February 25,	March 30,
	2022	2022	2022
Volatility	113%	113%	114%
Risk-free interest rate	1.89%	1.91%	2.43%
Expected life (in years)	6.25	6.25	6.25
Dividend yield	0%	0%	0%
Common share price	$0.37	$0.35	$0.35
Strike price	$0.37	$0.35	$0.35
Forfeiture rate	0%	0%	0%

	April 1,	April 6,	April 7,
	2022	2022	2022
Volatility	114%	114%	114%
Risk-free interest rate	2.53%	2.70%	2.72%
Expected life (in years)	6.25	6.25	6.25
Dividend yield	0%	0%	0%
Common share price	$0.33	$0.32	$0.31
Strike price	$0.34	$0.32	$0.31
Forfeiture rate	0%	0%	0%

	April 11,	May 2,	May 9,
	2022	2022	2022
Volatility	114%	113%	113%
Risk-free interest rate	2.82%	3.03%	3.00%
Expected life (in years)	6.25	6.25	6.25
Dividend yield	0%	0%	0%
Common share price	$0.30	$0.25	$0.21
Strike price	$0.31	$0.25	$0.21
Forfeiture rate	0%	0%	0%

	May 11,	May 16,	May 31,
	2022	2022	2022
Volatility	113%	113%	113%
Risk-free interest rate	2.92%	2.86%	2.84%
Expected life (in years)	6.25	6.25	6.25
Dividend yield	0%	0%	0%
Common share price	$0.20	$0.22	$0.23
Strike price	$0.20	$0.23	$0.24
Forfeiture rate	0%	0%	0%

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

	June 1,	June 6,	June 13,
	2022	2022	2022
Volatility	113%	113%	112%
Risk-free interest rate	2.96%	3.05%	3.55%
Expected life (in years)	6.25	6.25	6.25
Dividend yield	0%	0%	0%
Common share price	$0.25	$0.26	$0.24
Strike price	$0.25	$0.26	$0.24
Forfeiture rate	0%	0%	0%

	June 17,	June 17,	June 17,
	2022	2022	2022
Volatility	112%	112%	112%
Risk-free interest rate	3.02%	3.02%	3.35%
Expected life (in years)	1.37	1.64	4.27
Dividend yield	0%	0%	0%
Common share price	$0.24	$0.24	$0.24
Strike price	$0.24	$0.24	$0.24
Forfeiture rate	0%	0%	0%

The Company recorded $2,492 and $4,533 of stock-based compensation for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2021, the Company recorded $1,782 and $3,065, respectively.

12. Warrants

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

In connection with the May 29, 2020 public offering, the Company issued 133,333,333 two-year Series C Warrants to purchase 133,333,333 common shares at an exercise price of $0.15. The Company also issued 12,170,000 Series C Pre-Funded Warrants to purchase common shares at an exercise price of $0.0001 on a cashless exercise basis. As of December 31, 2020, all of the Series C Pre-Funded warrants had been exercised.

In connection with the July 7, 2020 public offering, the Company issued 187,500,000 two-year Series D Warrants to purchase 187,500,000 common shares at an exercise price of $0.16. The Company also issued 25,000,000 Series D Pre-Funded Warrants to purchase common shares at an exercise price of $0.0001 on a cashless exercise basis. As of December 31, 2020, all of the Series D Pre-Funded Warrants had been exercised.

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

As at June 30, 2022, details of the outstanding warrants were as follows:

			Weighted
			Average
	Exercise	Warrants	Remaining
Original Issue date	Price	Outstanding	Life
February 14, 2020	0.15	197,917	2.62
April 9, 2020	0.15	363,501	2.78
May 29, 2020	0.15	-	-
July 7, 2020	0.16	231,000	0.02
Balance at June 30, 2022		792,418

13. Income taxes

The Company is in an overall net deferred tax liability position as of June 30, 2022.  Management has assessed that the future taxable income resulting from the deferred tax liability position will result in utilization of the Company’s US federal and state net operating loss carryforwards in future tax periods.  The Company is in a net deferred tax asset position in Canada and a full valuation allowance against the Canada deferred tax assets remains necessary as a result of the historical losses and the uncertainty of realizing any future tax benefits related to the Canadian deferred tax assets.

14. Commitments and contingencies

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

As of June 30, 2022, none of the future development milestones related to the above agreement have been met. The Company has assessed the probability of meeting the above milestones and has determined that an accrual is not necessary as of June 30, 2022 and December 31, 2021.

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

In addition, all of the Company’s long-lived assets are in the United States of America (“US”).

	Diagnostics	Therapeutics	Consolidated

Net Revenue	$148	$7,849	$7,997
Operating (loss) income	(12,481)	2,288	(10,193)
Interest income	384	-	384
(Loss) income before income taxes	$(12,108)	$2,238	$(9,870)

Total assets	$195,130	$80,348	$275,478
Depreciation and amortization	241	1,415	1,656
Capital expenditures	$643	$-	$643

	June 30,	December 31,
	2022	2021

Non-US	$5,891	$171,641
US	269,587	108,759
Total assets	$275,478	$280,400

Total US property and equipment	$2,233	$1,550
Total US right-of-use asset	$1,638	$1,320

16. Loss per share

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net loss for the period	$(5,273)	$(4,711)	$(9,210)	$(8,748)
Charge to retained earnings for preferred share exchange	-	-	-	(32,039)
Loss attributable to common shareholders	(5,273)	(4,711)	(9,210)	(40,787)

Denominator
Weighted average shares - basic	979,899,668	973,656,518	979,899,668	932,959,287
Stock options	—	—	—	—
Warrants	—	—	—	—
Denominator for diluted loss per share	979,899,668	973,656,518	979,899,668	932,959,287

Loss per share - basic and diluted	$(0.005)	$(0.005)	$(0.009)	$(0.044)

For the above-mentioned periods, the Company had 61,507,724 stock options and 792,418 warrants outstanding which could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would have been anti-dilutive.

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United Stated dollars in thousands, except for per share data)

17. Related party transaction

On March 1, 2022 we entered into a Consulting Agreement with Johnny Powers, a member of our Board. Pursuant to the Powers Agreement, Dr. Powers provides strategic consulting services to the Company. Dr. Powers is entitled to $10 per month as compensation and reimbursement for authorized expenses.  The Powers Agreement expires November 30, 2022.

18. Subsequent events

On July 1, 2022, Zomedica Inc., the wholly-owned subsidiary of Zomedica Corp., purchased the assets of Revo Squared for a base purchase price of $6,000 in cash, which was subject to adjustments based on the amount of Revo Squared’s working capital at closing. $500 of the purchase price was deposited into a third-party escrow account for a period of 15 months to support Revo Squared’s indemnification obligation under the Asset Purchase Agreement and an additional $5 of the purchase price was deposited into the escrow account for a period of approximately 90 days to support payment of post-closing adjustments to the purchase price, if any. The Company also issued to Revo Squared a ten-year warrant to purchase an aggregate of 10,000,000 of the Company’s common shares at a per share exercise price equal to $0.2201. Zomedica Inc. has agreed to pay Revo Squared aggregate earn-out payments of up to $4,000 based on the achievement of milestones related to future net sales from Revo Squared Products. One-time earn-out payments of $2,000 each will be payable upon net sales from Revo Squared Products exceeding $5,000 and $10,000 during any calendar year ending on or prior to December 31, 2027.

On July 15, 2022, Zomedica Corp. and its wholly-owned subsidiary Zomedica Inc. entered into an Asset Purchase Agreement with Assisi Animal Health LLC, its wholly-owned subsidiary, AAH Holdings LLC, and certain of Assisi’s members pursuant to which Zomedica Inc. agreed to acquire substantially all of the assets of the Sellers. The Sellers are in the business of developing, manufacturing, marketing, distributing and selling animal health products which use targeted Pulsed Electromagnetic Field (PEMF) therapy to decrease pain and inflammation, accelerate healing, and reduce anxiety that include the Assisi Loop®, Assisi Loop Lounge®, Assisi DentaLoop® and Calmer Canine® product lines. The Acquisition was consummated on the Effective Date. At the closing, Zomedica Inc. paid Assisi a purchase price of $18,000 in cash, which was subject to adjustments based on, among other things, the value of Assisi’s inventory and prepaid expenses at the closing of the Acquisition. $1,400 of the purchase price was deposited into a third-party escrow account to support the Selling Parties’ indemnification obligation under the Purchase Agreement, of which $500 and $900 will be distributed to Assisi on the one-year and 18-month anniversary of the Closing Date, respectively, less the amount of prior or pending indemnification claims. An additional $200 of the purchase price was deposited into the escrow account for a period of approximately 90 days to support payment of post-closing adjustments to the purchase price, if any. The Company also issued to Assisi a ten-year warrant to purchase an aggregate of 22,000,000 of the Company’s common shares at a per share exercise price equal to $0.252. The warrants may be exercised on a cash or cashless basis, at the election of the warrant holder.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to successfully maintain and grow our TRUFORMA® and PulseVet products;
●	our ability to maintain our sales team to market and sell TRUFORMA® and PulseVet, any other products we develop or acquire and the related cost and timing thereof;
●	our ability to successfully integrate our recent acquisition of PulseVet (as defined below) and the timing and costs to achieve that integration;
●	the ability of our contract partners and contractors to appropriately conduct our product development, validation studies, verification studies, and beta testing, and certain other development activities;
●	the ability of our contract manufacturing organizations to manufacture and supply our products;
●	our ability to develop and commercialize our future products;
●	the expected impact of the novel coronavirus pandemic on our operations;
●	our ability to develop and commercialize products that can compete effectively;
●	the size and growth of the veterinary diagnostics and medical device markets;
●	our ability to obtain and maintain intellectual property protection for our planned and future products candidates;
●	regulatory developments in the United States;
●	the loss of key personnel;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
●	the impact of the novel coronavirus pandemic on our operations, including the development, manufacturing and selling of our TRUFORMA® platform and related assays and our PulseVet platform;
●	our ability to maintain the listing of our common shares on the NYSE American exchange
●	our status as a “passive foreign investment company” for U.S. federal income tax purposes
●	Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations; and
●	Changes in consumer confidence and spending in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs, and other economic factors.

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

In Canada, due to the uncertainty of realizing any tax benefits as of December 31, 2021, and June 30, 2022 we continue to fully value our Canadian deferred tax assets.

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

On June 30, 2022, the carrying value of our Diagnostic inventory was $3,218. A significant assumption included in the realization model is a placement rate of two instruments per month, per account manager.

The effect of a 50% reduction in the estimated annual placements of instruments would increase the payback period on June 30, 2022, by 0.43 years.

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

On June 30, 2022, the estimated value of our Therapeutics customer contract liability was $313. If the expected return rate was increased by 2%, the effect on current year reduction in sales and increase in customer liability would have been approximately $20.

Results of Consolidated Operations

Revenue

Revenue for the three months ended June 30, 2022 was $4,246, compared to $16 for the three months ended June 30, 2021, an increase of $4,230 or 26,438%. The increase was primarily due to the inclusion of our PulseVet platform which had revenues of $4,154 consisting of instruments, trodes, and warranty services sold worldwide. Revenues from sales of cartridges from our TRUFORMA® platform were $92 compared to $16, an increase of $76 or 475%.

Revenue for the six months ended June 30, 2022 was $7,997, compared to $30 for the six months ended June 30, 2021, an increase of $7,967 or 26,557%. The increase was primarily due to the inclusion of our PulseVet platform which had revenues of $7,849 consisting of instruments, trodes, and warranty services sold worldwide. Revenues from sales of cartridges from our TRUFORMA® platform were $148 compared to $30, an increase of $118 or 393%.

We launched our TRUFORMA® platform in March 2021 and acquired PulseVet in October 2021.  In general, we expect revenue to increase in subsequent periods as we increase our sales and marketing of the PulseVet platform and as additional assays are added to our TRUFORMA® platform.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2022 was $1,210, compared to $36 for the three months ended June 30, 2021, an increase of $1,174 or 3,261%. Cost of revenue primarily resulted from costs associated with sales of our PulseVet platform which totaled $1,135, as well as $75 from costs associated with sales of our TRUFORMA® platform.

Cost of revenue for the six months ended June 30, 2022 was $2,199, compared to $42 for the six months ended June 30, 2021, an increase of $2,157 or 5,136%. Cost of revenue primarily resulted from costs associated with sales of our PulseVet platform which totaled $2,079, as well as $120 from costs associated with sales of our TRUFORMA® platform.

We anticipate that costs of revenue will increase in 2022 in accordance with the increased revenue as described above.

Gross Profit Margin

Gross profit margin for the three months ended June 30, 2022 was $3,036 or 72%, compared to a loss of $20 for the three months ended June 30, 2021, an increase of $3,056.

Gross profit margin for the six months ended June 30, 2022 was $5,798 or 73%, compared to a loss of $12 for the six months ended June 30, 2021, an increase of $5,810.

The increase in gross profit for both the three and six months ended June 30, 2022 resulted primarily from the inclusion of our PulseVet platform in the first quarter of 2022.  In general, we believe gross margins will remain relatively unchanged due to a variety of factors, including the ability to effectively stimulate demand for certain of our products; management of the cost of components and outside manufacturing services; our ability to manage warranty costs effectively; shifts in the mix of products and services, or in the geographic, currency or channel mix; and fluctuations in exchange rates.

Research and Development

Research and development expense for the three months ended June 30, 2022 was $319, compared to $271 for the three months ended June 30, 2021, an increase of $48 or 18%. The increase was primarily driven by an increase in contracted expenses for research fees and trials as we continue to develop and test our next generation of TRUFORMA® assays.

Research and development expense for the six months ended June 30, 2022 was $670, compared to $684 for the six months ended June 30, 2021, a decrease of $14 or 2%. The decrease was the result of a reduction in research and development activity associated with TRUFORMA® as we completed development of the instrument and three of the first five assays and began commercialization in March of 2021.

We anticipate that R&D costs will increase as we continue development of our additional assays.

Selling, General and Administrative

Selling, general, and administrative expense for the three months ended June 30, 2022 was $8,597, compared to $5,038 for the three months ended June 30, 2021, an increase of $3,559 or 71%. The increase was primarily driven by salaries and stock option expense associated with increased hiring campaigns and the inclusion of PulseVet headcount, PulseVet acquisition related intangible amortization, and an increase in consultant fees for market development, research, specific accounting, and internal control work.

Selling, general, and administrative expense for the six months ended June 30, 2022 was $15,321, compared to $8,505 for the six months ended June 30, 2021, an increase of $6,816 or 80%. The increase was primarily driven by salaries and stock option expense associated with increased hiring campaigns and the inclusion of PulseVet headcount, PulseVet acquisition related intangible amortization, increases in office expense, travel and tradeshow attendance/sponsorships associated with a lifting of COVID restrictions, our TRUFORMA® launch, and marketing of our new line of PulseVet products.

Net Loss

Our net loss for the three months ended June 30, 2022 was $5,273 compared to a loss of $4,711 for the three months ended June 30, 2021, an increase of $562 or 12%.

Our net loss for the six months ended June 30, 2022 was $9,210 compared to a loss of $8,748 for the six months ended June 30, 2021, an increase of $462 or 5%.

The net loss in each period was attributed to the matters described above. We expect to continue to record net losses in future periods until such time as we have sufficient revenue from product sales to offset our operating expenses.

Cash Flows

Six months ended June 30, 2022 compared to six months ended June 30, 2021

The following table shows a summary of our cash flows for the periods set forth below:

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	Change
Cash used in operating activities	$(6,517)	$(4,376)	$(2,141)	49%
Cash used in investing activities	(1,643)	(142)	$(1,501)	1057%
Cash provided by financing activities	—	218,736	$(218,736)	(100)%
Increase in cash and cash equivalents	(8,160)	214,218	$(222,378)	(104)%
Effect of exchange rate changes on cash	(29)	—	$(29)	NA
Cash and cash equivalents, beginning of period	194,952	61,992	$132,960	214%
Cash and cash equivalents, end of period	$186,763	$276,210	$(89,447)	(32)%

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022, was $6,517, compared to $4,376 for the six months ended June 30, 2021, an increase in cash used of $2,141, or 49%. The increase in cash used in operations primarily resulted from the increase in our operating loss. In addition, cash used in operations during the six months ended June 30, 2022 included increased salary expenses and inventory purchases, offset in part by an increase in non-cash expenses including stock-based compensation expense and depreciation and amortization.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022, was $1,643, compared to $142 for the six months ended June 30, 2021, an increase of $1,501, or 1,057%. Cash used in investing activities during the six months ended June 30, 2022 included an investment in a debt security (at fair value) of $1,000 and expenditures to improve our ecommerce, internal sales, and accounting programs as well as for leasehold improvements.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022, was $0, compared to $218,736 for the six months ended June 30, 2021, a 100% decrease. Cash provided by financing activities in 2021 primarily resulted from proceeds from the February 2021 public offering of our common shares, partially offset by stock issuance costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in May 2015. As of June 30, 2022, we had an accumulated deficit of $128,601.  We have funded our working capital requirements primarily through the sale of our equity and equity-related securities and the exercise of stock options and warrants.

As of June 30, 2022, the Company had cash and cash equivalents of $186,763 and working capital (defined as current assets minus current liabilities) of $190,152.

Short Term Cash Requirements

We believe that our existing cash is sufficient to fund our expected short-term needs. We currently have fixed cash obligations in association with our building leases and quarterly inventory orders. We also have payment obligations associated with our on-going clinical studies and expect that we have sufficient cash to cover these requirements. We do not expect that PulseVet’s operations will require significant increases in our short-term cash needs.

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

Our future capital requirements depend on many factors, including, but not limited to:

●	the costs and timing of our development and commercialization activities;
●	the cost of manufacturing our existing and future products;
●	the cost of marketing and selling our existing and future products including marketing, sales, service, customer support and distribution costs;
●	the expenses needed to attract and retain skilled personnel;
●	the costs associated with being a public company;
●	the costs associated with additional business development or mergers and acquisitions activity, including acquisition-related costs, earn-outs or other contingent payments and costs of developing and commercializing any technologies to which we obtain rights;
●	third-party costs associated with the development and commercialization of our existing and future products and the ability of our development partners to satisfy our requirements on a timely basis;
●	the scope and terms of our business plans from time to time, and our ability to realize upon our business plans; and
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

Outstanding Share Data

The only class of outstanding voting equity securities of the Company are the common shares. As of August 15, 2022:

●	there are 979,949,668 common shares issued and outstanding;
●	there are stock options outstanding under our Stock Option Plan to acquire an aggregate of 61,507,724 common shares
●	there are common share purchase warrants outstanding to acquire an aggregate of 197,917 common shares at an exercise price of $0.15 per share issued in February 2020.
●	there are common share purchase warrants outstanding to acquire an aggregate of 363,501 common shares at an exercise price of $0.15 per share issued in April 2020.
●	All of the currently outstanding warrants also have a “cashless exercise” feature which is applicable in certain circumstances. The cashless exercise feature could result in the potential issuance of common shares based upon the “in-the-money” value of the applicable warrants at the time of exercise of the applicable warrants. The number of the common shares that may be issued is not determinable. However, the number of common shares that are issuable is based upon a formula contained in the applicable warrants, which determines the number of common shares issuable by dividing the “in-the-money” value (based upon the then current market price, as provided in the applicable warrants) by the then current market price and multiplying this result by the number of common shares that are issuable under the applicable
●	warrants pursuant to cash exercise.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Item 1A. Risk Factors.

Risks Related to Our Recently Completed Acquisition of Revo Squared LLC

We have incurred and will continue to incur transaction and integration costs in connection with the acquisition of Revo Squared. These expenses could materially and adversely affect our results of operations.

We have incurred significant costs associated with the negotiation and consummation of the Revo Squared acquisition and expect to incur additional costs in connection with the integration of its operations. The substantial majority of these costs will be non-recurring expenses and will consist of transaction costs (e.g., legal, accounting), facilities and systems consolidation costs and employment-related costs. Additional unanticipated costs may be incurred in the integration of our businesses. These expenses could materially and adversely affect our results of operations.

The failure to integrate Revo Squared successfully into our business could have a material adverse effect on our results of operations and financial condition.

In order to realize the expected benefits of the Revo Squared acquisition, we must successfully integrate the operations or Revo Squared with our existing operations. The integration of Revo Squared will be a time-consuming and expensive process and could significantly disrupt our business. The anticipated benefits of the transaction, including the realization of revenue, tax benefits, financial benefits or returns and expense and other synergies, may not be fully realized, or may take longer to realize than expected, and the integration may be more expensive or require more senior management involvement than expected or be more disruptive to our existing operations than anticipated. In addition, the COVID-19 pandemic-related risks may result in unanticipated regulatory, planning and/or operational delays that may adversely impact the anticipated timeline and achievement of our ongoing integration goals. The integration process may result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies. Our failure to successfully integrate the operations of Revo Squared or to otherwise realize any of the anticipated benefits of the acquisition could have a material adverse effect on our results or operations.

The failure to realize the anticipated growth opportunities from our acquisition of Revo Squared could have a material adverse effect on our results of operations and financial condition.

We may not realize the expected growth opportunities from our acquisition of Revo Squared even if we are able to integrate Revo Squared’s business successfully. We may incur unanticipated costs related to the operation of Revo Squared and we may not achieve the growth potential for the Revo Squared business that we expected at the time of acquisition or on our expected time schedule as a result of a number of factors, including our inability to successfully cross-market our or Revo Squared’s products. Accordingly, the benefits from the proposed acquisition may be offset by costs incurred or delays in integrating the companies, which could cause our operational and growth assumptions to be inaccurate. Our failure to realize the anticipated growth opportunities from our acquisition of Revo Squared could have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Recently Completed Acquisition of Assisi Animal Health LLC

We have incurred and will continue to incur transaction and integration costs in connection with the acquisition of Assisi. These expenses could materially and adversely affect our results of operations.

We have incurred significant costs associated with the negotiation and consummation of the Assisi acquisition and expect to incur additional costs in connection with the integration of its operations. The substantial majority of these costs will be non-recurring expenses and will consist of transaction costs (e.g., legal, accounting), facilities and systems consolidation costs and employment-related costs. Additional unanticipated costs may be incurred in the integration of our businesses. These expenses could materially and adversely affect our results of operations.

The failure to integrate Assisi successfully into our business could have a material adverse effect on our results of operations and financial condition.

In order to realize the expected benefits of the Assisi acquisition, we must successfully integrate the operations or Assisi with our existing operations. The integration of Assisi will be a time-consuming and expensive process and could significantly disrupt our business. The anticipated benefits of the transaction, including the realization of revenue, tax benefits, financial benefits or returns and expense and other synergies, may not be fully realized, or may take longer to realize than expected, and the integration may be more expensive or require more senior management involvement than expected or be more disruptive to our existing operations than anticipated. In addition, the COVID-19 pandemic-related risks may result in unanticipated regulatory, planning and/or operational delays that may adversely impact the anticipated timeline and achievement of our ongoing integration goals. The integration process may result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies. Our failure to successfully integrate the operations of Assisi or to otherwise realize any of the anticipated benefits of the acquisition could have a material adverse effect on our results or operations.

The failure to realize the anticipated growth opportunities from our acquisition of Assisi could have a material adverse effect on our results of operations and financial condition.

We may not realize the expected growth opportunities from our acquisition of Assisi even if we are able to integrate Assisi’s business successfully. We may incur unanticipated costs related to the operation of Assisi and we may not achieve the growth potential for the Assisi business that we expected at the time of acquisition or on our expected time schedule as a result of a number of factors, including our inability to successfully cross-market our or Assisi’s products. Accordingly, the benefits from the proposed acquisition may be offset by costs incurred or delays in integrating the companies, which could cause our operational and growth assumptions to be inaccurate. Our failure to realize the anticipated growth opportunities from our acquisition of Assisi could have a material adverse effect on our results of operations and financial condition.

The Company’s operations and performance depend on global and regional economic conditions and adverse economic conditions can adversely affect the Company’s business, results of operations and financial condition.

Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations can materially adversely affect demand for the Company’s products and services. In addition, consumer confidence and spending can be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs and other economic factors.

In addition to an adverse impact on demand for the Company’s products, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on the Company’s suppliers, logistics providers, distributors, and other channel partners. Potential effects include financial instability; inability to obtain credit to finance operations and purchases of the Company’s products; and insolvency.

Item 6. Exhibits.

The exhibits listed on the accompanying index to exhibits immediately preceding the exhibits are filed as part of, or hereby incorporated by reference into, this Quarterly Report.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Stock Purchase Agreement, dated October 1, 2021, by and between Zomedica Inc. and Branford PVT Mid-Hold, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 1, 2021 (File No. 001-38298))

2.2

Asset Purchase Agreement, dated June 14, 2022, by and between Zomedica Inc. Revo Squared LLC, the Principal Member (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2022 (File No. 001-38298))

3.1

Articles of Amalgamation of Zomedica Corp. and all amendments thereto, as well as all Certificates issued in respect thereto as well as all Certificates issued in respect thereto (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2021 (File No. 001-38298))

3.2

Amended and Restated By-Law No. 1 (2nd Version) of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2020 (File No. 001-38298))

10.1+

Consulting Agreement, effective March 1, 2022, by and between Zomedica Inc. and Johnny D. Powers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the commission on May 10, 2022 (File No. 001-38298))

10.2	Consulting Agreement, effective June 17, 2022, by and between Zomedica Corp. and Dr. Stephanie Morley
10.3	Lease Agreement, effective April 1, 2022, by and between Zomedica Inc. and ULF Northfield Business Center
10.4	Note receivable agreement, effective May 16, 2022, by and between Zomedica, Inc. and Structured Monitoring Products, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL (1).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)
(1)	These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

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

Zomedica Corp.

August 15, 2022	By:	/s/ Larry Heaton
	Name:	Larry Heaton
	Title:	Chief Executive Officer

August 15, 2022	By:	/s/ Ann Marie Cotter
	Name:	Ann Marie Cotter
	Title:	Chief Financial Officer