Form 10-Q
period 2022-09-30
Zomedica Corp.
filed 2022-11-14
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022.

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

As of November 14, 2022, 979,949,668 shares of the registrant’s common shares, without par value, were issued and outstanding.

ZOMEDICA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2022

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Zomedica Corp.

Consolidated balance sheets

(Unaudited) (United States dollars in thousands)

	As of
	September 30,	December 31,
	2022	2021
Assets

Current assets
Cash and cash equivalents	$45,095	$194,952
Available-for-sale securities	74,200	—
Trade receivables, net	719	315
Inventory, net	2,400	2,848
Prepaid expenses and deposits	3,611	1,842
Other receivables	1,078	450
Total current assets	127,103	200,407

Prepaid expenses and deposits	230	394
Property and equipment, net	6,727	1,130
Construction in progress	202	420
Right-of-use asset	1,567	1,320
Goodwill	64,230	43,288
Intangible assets, net	42,778	33,176
Non current available-for-sale securities	39,197	—
Other assets	265	265
Total assets	$282,299	$280,400

Liabilities and shareholders’ equity

Current liabilities
Accounts payable and accrued liabilities	$6,244	$3,225
Accrued income taxes	41	240
Current portion of lease obligations	578	415
Customer contract liabilities	205	198
Other current liabilities	58	262
Total current liabilities	7,126	4,340

Lease obligations	1,058	964
Deferred tax liabilities	2,249	3,709
Customer contract liabilities	213	140
Other liabilities	2,872	361
Total liabilities	$13,518	$9,514

Commitments and contingencies (Note 15)

Shareholders’ equity
Unlimited common shares, no par value; 979,949,668 and 979,899,668 issued and outstanding at September 30, 2022 and December 31, 2021	$380,973	$380,962
Additional paid-in capital	22,227	9,313
Accumulated deficit	(133,597)	(119,391)
Accumulated comprehensive (loss)	(822)	2
Total shareholders' equity	268,781	270,886

Total liabilities and shareholders’ equity	$282,299	$280,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated statements of loss and comprehensive loss

(Unaudited) (United States dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Net revenue	$4,776	$23	$12,773	$52
Cost of revenue	1,215	18	3,415	59
Gross profit (loss)	3,561	5	9,358	(7)

Expenses
Research and development	1,131	289	1,801	1,008
Selling, general and administrative	9,022	6,124	24,344	14,594
Loss from operations	(6,592)	(6,408)	(16,787)	(15,609)
Interest income	1,012	94	1,396	262
Loss on disposal of assets	—	(27)	(1)	(270)
Other income (loss)	(5)	1	(8)	530
Foreign exchange loss	(67)	(6)	(123)	(6)
Loss before income taxes	(5,652)	(6,346)	(15,523)	(15,093)
Income tax benefit	657	—	1,317	—
Net loss	(4,995)	(6,346)	(14,206)	(15,093)
Unrealized losses, change in fair value of available-for-sale securities, net of tax	(803)	—	(803)	—
Change in foreign currency translation	(32)	—	(21)	—
Net loss and comprehensive loss	$(5,830)	$(6,346)	$(15,030)	$(15,093)

Weighted average number of common shares - basic and diluted	979,946,407	978,494,076	979,915,419	948,664,410

Loss per share - basic and diluted (Note 17)	$(0.005)	$(0.006)	$(0.014)	$(0.050)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated statements of shareholders’ equity

(Unaudited) (United States dollars in thousands)

	For the Nine Months Ended September 30, 2022
			Common	Additional		Accumulated
	Common Stock		Stock	Paid-In	Accumulated	Comprehensive
	Shares	Amount	Subscribed	Capital	Deficit	(Loss)	Total
Balance at December 31, 2021	979,899,668	$380,962	$-	$9,313	$(119,391)	$2	$270,886
Stock-based compensation	—	—	—	6,452	—	—	6,452
Warrants issued	—	—	—	6,465	—	—	6,465
Stock issuance from warrant exercises	50,000	8	—	—	—	—	8
APIC reclass for warrants	—	3	—	(3)	—	—	—
Net (loss)	—	—	—	—	(14,206)	—	(14,206)
Other comprehensive (loss)	—	—	—	—	—	(824)	(824)
Balance at September 30, 2022	979,949,668	$380,973	$-	$22,227	$(133,597)	$(822)	$268,781

	For the Three Months Ended September 30, 2022
			Common	Additional		Accumulated
	Common Stock		Stock	Paid-In	Accumulated	Comprehensive
	Shares	Amount	Subscribed	Capital	Deficit	(Loss)	Total
Balance at June 30, 2022	979,899,668	$380,962	$-	$13,845	$(128,602)	$13	$266,218
Stock-based compensation	—	—	—	1,920	—	—	1,920
Warrants issued	—	—	—	6,465	—	—	6,465
Stock issuance from warrant exercises	50,000	8	—	—	—	—	8
APIC reclass for warrants	—	3	—	(3)	—	—	—
Net (loss)	—	—	—	—	(4,995)	—	(4,995)
Other comprehensive (loss)	—	—	—	—	—	(835)	(835)
Balance at September 30, 2022	979,949,668	$380,973	$-	$22,227	$(133,597)	$(822)	$268,781

	For the Nine Months Ended September 30, 2021
			Common	Additional		Accumulated
	Common Stock		Stock	Paid-In	Accumulated	Comprehensive
	Shares	Amount	Subscribed	Capital	Deficit	(Loss)	Total
Balance at December 31, 2020	642,036,228	$104,784	$460	$14,792	$(68,969)	$-	$51,067
Stock-based compensation	—	—	—	4,503	—	—	4,503
Stock issuance from warrant exercises	200,951,905	44,082	(460)	(11,511)	—	—	32,111
Stock issuance costs	—	(14,281)	—	—	—	—	(14,281)
Stock issuance for financing	105,013,158	199,525	—	—	—	—	199,525
Stock issuance from exercise of stock options	7,017,776	2,819	—	(1,051)	—	—	1,768
Stock redemption	24,719,101	44,000	—	—	(32,039)	—	11,961
Net (loss)	—	—	—	—	(15,093)	—	(15,093)
Balance at September 30, 2021	979,738,168	$380,929	$-	$6,733	$(116,101)	$-	$271,561

	For the Three Months Ended September 30, 2021
			Common	Additional		Accumulated
	Common Stock		Stock	Paid-In	Accumulated	Comprehensive
	Shares	Amount	Subscribed	Capital	Deficit	(Loss)	Total
Balance at June 30, 2021	977,950,993	$380,222	$-	$5,602	$(109,755)	$—	$276,069
Stock-based compensation	—	—	—	1,438	—	—	1,438
Stock issuance from warrant exercises	—	—	—	—	—	—	—
Stock issuance costs	—	—	—	—	—	—	—
Stock issuance from exercise of stock options	1,787,175	707	—	(307)	—	—	400
Net (loss)	—	—	—	—	(6,346)	—	(6,346)
Balance at September 30, 2021	979,738,168	$380,929	$—	$6,733	$(116,101)	$—	$271,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Condensed consolidated statements of cash flows

(Unaudited) (United States dollars in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(14,206)	$(15,093)
Adjustments for
Depreciation	270	175
Amortization - intangible assets	2,540	136
Loss on disposal of property and equipment	1	248
Loss on other assets	—	5
(Gain) loss on right-of-use assets	—	(533)
Stock-based compensation	6,452	4,503
Non cash portion of rent expense	9	36
Accretion/amortization of available-for-sale securities	(400)	—
Change in non-cash operating working capital, net of acquisitions
Purchased inventory	(3,637)	(1,875)
Prepaid expenses and deposits	(1,330)	(61)
Trade receivables	(442)	(7)
Other receivables	69	(123)
Accounts payable and accrued liabilities	3,020	3,216
Accrued income tax	(199)	—
Deferred tax liabilities	(1,319)	—
Other current liabilities	(204)	—
Customer contract liabilities	81	—
Other liabilities	8	—
Net cash used in operating activities	(9,287)	(9,373)

Cash flows from investing activities:
Investment in securities	(113,225)	—
Investment in debt security (at fair value)	(1,000)	—
Investment in property and equipment	(583)	(97)
Acquisition of intangibles	(143)	(246)
Investment in construction in progress	(1,274)	—
Investment in assets purchased (Assisi and Revo)	(24,304)	—
Net cash used in investing activities	(140,529)	(343)

Cash flows from financing activities:
Cash proceeds from issuance of common shares and warrants	—	199,525
Cash received from warrant exercises	8	32,112
Cash paid for shares and warrant issuance costs	—	(14,269)
Cash received from stock option exercises	—	1,768
Net cash provided by financing activities	8	219,136

(Decrease) increase in cash and cash equivalents	(149,808)	209,420
Effect of exchange rate changes on cash	(49)	—
Cash and cash equivalents, beginning of year	194,952	61,992

Cash and cash equivalents, end of year	$45,095	$271,412

Noncash activities:
Accounts receivable recorded in intercompany account	$—	$(1)
Change in fair value of available-for-sale securities, net of tax	$(803)	$—
Deferred financing fees charged to stock issuance costs	$—	$12
Net equity effect of preferred share exchange	$—	$(11,961)
Transfer of construction in progress into property and equipment and intangibles	$2,419	$—
Transfer of inventory into property and equipment	$4,291	$452

Supplemental cash flow information:
Interest received	$406	$229

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United States dollars in thousands, except for per share data)

1. Nature of operations

The Company is a veterinary health company creating point-of-care diagnostics and therapeutics products for dogs and cats that focuses on the needs of the veterinarians themselves. The Company consists of the parent company, Zomedica Corp and its wholly-owned U.S subsidiary, Zomedica Inc. and its international subsidiaries.

The impact of the novel strain of coronavirus (“COVID-19”)

Since the first quarter of 2020, the world has been impacted by the spread of a novel strain of coronavirus, its variants, and the disease that they cause known as COVID-19. The continued presence of COVID-19 has resulted in changes in the macro-economic environment including disruptions in supply chain, labor disruptions, an inability to manufacture, an inability to sell to customers, declines in customer demand, inflationary pressures, and an impaired ability to access credit and capital markets, among other things.

The COVID-19 pandemic materially and adversely affected the development and commercialization of our TRUFORMA® platform and the initial five assays. In response to the pandemic, our development partner reduced the number of employees working in its facilities for a period of time which delayed the completion and verification of the five initial TRUFORMA assays and the manufacturing of commercial quantities of the TRUFORMA platform. Veterinary hospitals and clinics that agreed to participate in the validation of our initial TRUFORMA assays either shut down for a period of time or limited their operations to those involving only life-threatening conditions, which we have mitigated to a certain extent with our recent ability to successfully complete remote installations. Potential customers, at times, restricted access to their facilities which affected and may continue to affect our ability to perform on-site demonstrations and other marketing activities.

The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the spread and severity of COVID-19, and the effectiveness of governmental actions in response to the pandemic.

To-date, the emergence of new variants has not caused significant modification to business operations. We continue to install remotely, if potential customers restrict access to their facilities. We intend to continue development of new assays, both for equine indications of our current and planned assays, and for various additional disease states affecting canine, feline, and equine patients in the future.

2. Basis of preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The Consolidated Balance Sheet as of December 31, 2021 was derived from audited financial statements.

3. Significant accounting policies

Change in accounting for TRUFORMA instruments

As of September 30, 2022, the company changed its policy of recognizing TRUFORMA instruments as inventory and reclassified $3,364 to property and equipment, depreciable over 10 years. The instruments will remain undepreciated until they are placed with customers.

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United States dollars in thousands, except for per share data)

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

Investment Securities

Our investment securities, which are comprised of corporate bonds/notes and US treasuries, are accounted for in accordance with ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”). The company considers all of its securities for which there is a determinable fair market value, and there are no restrictions on the Company’s ability to sell within the next 12 months, as available for sale. We classify these securities as both current and non-current depending on their time to maturity. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of stockholders’ equity

Inventories

Inventories are stated at the lower of cost or net realizable value. The Company utilizes the specific identification and First in, First out (“FIFO”) methods to track inventory costs. The Company records reserves, when necessary, to reduce the carrying value of inventory to its net realizable value. Management considers forecast demand in relation to the inventory on hand, competitiveness of product offerings, market conditions, and product life cycles when determining excess and obsolescence and net realizable value adjustments. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Intangible assets

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to website application and infrastructure development are capitalized and amortized over the website’s estimated useful life.

Costs related to acquired trademarks, tradenames, customer relationships and developed technology have been capitalized and amortized over the estimated useful life.

Revenue recognition and liabilities due to customers

The Company enters into agreements which may contain multiple promises where customers purchase products, services, or a combination thereof. Determining whether products and services are considered distinct performance obligations that should be accounted for separately requires judgment. We determine the transaction price for a contract based on the total consideration we expect to receive in exchange for the transferred goods or services.

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

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United States dollars in thousands, except for per share data)

The nature of the Company’s business gives rise to variable consideration, including discounts and applicator (“trode”) returns. Credits are issued for unused shocks on returned trodes, which can be used toward the purchase of replacement trodes. Discounts and the estimated unused shock credits decrease the transaction price, which reduces revenue. Variable consideration related to unused shock credits is estimated using the expected value method, which estimates the amount that is expected to be earned. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration are based upon historical experience and known trends. These estimated credits are nonrefundable and may only be used towards the purchase of future trode refurbishments. This practice encourages refurbishment purchase prior to complete utilization of the previous trode, so the customer will always have a trode on hand with ample capacity to perform treatments.

At times the Company receives consideration prior to when the performance obligation is completed, giving rise to a contract liability. Sales are recorded net of sales tax. Sales tax is charged on sales to end users and remitted to the appropriate state authority.

Segmented revenue for the three and nine months ended, September 30, 2022 was as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	Diagnostic		Therapeutics		Diagnostic		Therapeutics
	2022	2021	2022	2021	2022	2021	2022	2021
Consumables	$94	$23	$1,011	$-	$242	$52	$1,011	$-
Instruments	-	-	1,272	-	-	-	4,374	-
Trodes	-	-	2,319	-	-	-	6,545	-
Other (e.g., Warranty and Repairs)	-	-	80	-	-	-	601	-
Total Revenue	$94	$23	$4,682	$-	$242	$52	$12,531	$-

Accounts receivable are recorded at net realizable value and have payment terms of 30 days. The Company recorded an allowance for doubtful accounts of $36 and $34, as of September 30, 2022 and December 31, 2021, respectively, which is recorded net in trade receivables.

Cost of revenue

Cost of revenue consists of materials, labor, and shipping costs incurred internally to produce and receive the products. Shipping and handling costs incurred by the Company are included in cost of revenue.

Comparative figures

Construction in progress is separately stated in the current period balance sheet for $202. The consolidated balance sheets for the year ended December 31, 2021 have been adjusted for $420 of construction in progress that was included in intangible assets and property and equipment. This amount has been reclassified to a separate line in the balance sheet to conform to the current year presentation. The change in presentation had no effect on the reported results of operations. These changes in classification do not affect previously reported cash flows from operating activities in the consolidated statements of cash flows.

4. Investment securities

The following represents the Company’s investment securities as of September 30, 2022 (in thousands):

	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$51,059	$332	$(172)	$51,219
Corporate notes / bonds	39,168	82	(547)	38,703
Debt security	1,000	-	-	1,000
Money market funds	2,020	-	-	2,020
U.S. govt. agencies	34,118	4	(178)	33,944
U.S. treasuries	24,773	58	(134)	24,697
Total investment securities	$152,138	$476	$(1,031)	$151,583

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United States dollars in thousands, except for per share data)

Accretion / (amortization) refers to the discounts and premiums incurred on bonds and notes purchased and are included within interest income on our consolidated income statement.

Accrued interest receivables related to the above investment securities amounted to $405 and are included within Other Receivables on our consolidated balance sheet.

Contractual maturities of investment securities as of September 30, 2022 are as follows (in thousands):

	Acquisition Cost	Estimated Fair Value
Original maturities of 90 days or less	$38,111	$38,186
Original maturities of 91-365 days	74,249	74,200
Original maturities of 366+ days	39,778	39,197
Total investment securities	$152,138	$151,583

5. Fair value measurements

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”), the Company measures its cash and cash equivalents and investments at fair value on a recurring basis. The company also measures certain assets and liabilities at fair value on a non-recurring basis when applying acquisition accounting.

ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs that reflect quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:

Observable inputs other than quoted prices included in Level 1 for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3:

Unobservable data points for the assets or liability, and include situations where there is little, if any, market activity for the asset or liability. Valuations based on inputs that are unobservable and involve management judgement and the reporting entity’s own assumptions about market participants and pricing.

Cash and cash equivalents, accounts receivable, and accounts payable: The carrying amount of these assets approximate fair value due to the short maturity of these instruments. Cash and cash equivalents include marketable securities that are maturing within 90 days.

Available-for-sale securities: The Company classifies marketable securities and other highly liquid investments, with a maturity of greater than three months and that can be readily purchased or sold using established markets, as available-for-sale. These investments are reported at fair value on the Company’s consolidated balance sheets and unrealized gains and losses are reported as a component of stockholders’ equity.

Included within these available-for-sale securities is our $1M convertible note associated with Structured Monitoring Products, Inc.’s (“SMP”) VetGuardian line. There were no unrealized gains or losses recorded and no other than temporary impairments recognized as of September 30, 2022.

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United States dollars in thousands, except for per share data)

In accordance with the fair value hierarchy described above, the following table shows the fair value of our investments as of September 30, 2022:

		Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$		$51,219	$-	$51,219
Corporate notes / bonds			38,703	-	38,703
Debt security		-	-	1,000	1,000
Money market funds		2,020	-	-	2,020
U.S. govt. agencies		33,944	-	-	33,944
U.S. treasuries		24,697	-		24,697
Total investment securities		$60,661	$89,922	$1,000	$151,583

The following table shows these same investments and their respective balance sheet classifications:

	Cash & Cash Equiv.	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$8,993	$42,226	$-	$51,219
Corporate notes / bonds	-	17,256	21,447	38,703
Debt security	-	-	1,000	1,000
Money market funds	2,020	-	-	2,020
U.S. govt. agencies	15,192	7,881	10,871	33,944
U.S. treasuries	11,981	6,837	5,879	24,697
Total investment securities	$38,186	$74,200	$39,197	$151,583

Unrealized losses on our investments have not been recorded into income as we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our debt securities is largely due to the rising interest rate environment driven by current market conditions that have resulted in higher credit spreads. The credit ratings associated with our debt securities are mostly unchanged, are highly rated, and the debtors continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded through September 30, 2022.

6. Business combinations

All of the Company’s acquisitions of business have been accounted for under ASC 805, Business Combinations. Accordingly, the assets of the acquired companies reflect the fair values and have been included in the Company’s Condensed Financial Statements from their respective dates of acquisition.

The results of operations of Pulse Veterinary Technologies, LLC, Revo Squared LLC, and Assisi Animal Health, LLC have been included in the Company’s Condensed Financial Statements since the dates of acquisition on October 1, 2021, June 14, 2022, and July 15, 2022, respectively.

2022 Acquisitions

Asset Purchase Agreement with Assisi Animal Health LLC

On July 15, 2022 (the “Effective Date”), Zomedica Corp. (the “Company”) and its wholly-owned subsidiary Zomedica Inc. entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Assisi Animal Health LLC (“Assisi”), its wholly-owned subsidiary, AAH Holdings LLC (“AAH Holdings,” and together with Assisi as the “Sellers”), and certain of Assisi’s members (the Sellers and such Assisi members are collectively referred to herein as the “Selling Parties”) pursuant to which Zomedica Inc. agreed to acquire substantially all of the assets of the Sellers (the “Acquisition”). The Sellers are in the business of developing, manufacturing, marketing, distributing and selling animal health products which use targeted Pulsed Electromagnetic Field (PEMF) therapy to decrease pain and inflammation, accelerate healing, and reduce anxiety that include the Assisi Loop®, Assisi Loop Lounge®, Assisi DentaLoop® and Calmer Canine® product lines. The Acquisition was consummated on the Effective Date (the “Closing Date”)

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United States dollars in thousands, except for per share data)

At the closing, Zomedica Inc. paid Assisi a purchase price of $18,293 in cash, which was subject to adjustments based on, among other things, the value of Assisi’s inventory and prepaid expenses at the closing of the Acquisition. $1,400 of the purchase price was deposited into a third-party escrow account to support the Selling Parties’ indemnification obligation under the Purchase Agreement, of which $500 and $900 will be distributed to Assisi on the one-year and 18-month anniversary of the Closing Date, respectively, less the amount of prior or pending indemnification claims. An additional $200 of the purchase price was deposited into the escrow account for a period of approximately 90 days to support payment of post-closing adjustments to the purchase price, if any. The Company also issued to Assisi a ten-year warrant to purchase an aggregate of 22,000,000 of the Company’s common shares at a per share exercise price equal to $0.252. The warrants may be exercised on a cash or cashless basis, at the election of the warrant holder.

As a result of total consideration exceeding the preliminary fair value of the net assets acquired, goodwill in the amount of $14,329 was recorded in connection with this acquisition, none of which will be deductible for US tax purposes. The goodwill largely results from our ability to market and sell their respective products and services through our established customer base.

The Company made a preliminary allocation of the purchase price for Assisi Animal Health LLC’s asset base based on its understanding of the fair value of the acquired assets and assumed liabilities. As the Company continues to obtain additional information about these assets and liabilities, including intangible asset appraisals, inventory valuation, and accrued expenses, and continues to integrate the newly acquired business, the Company will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will continue to make required adjustments to the purchase price allocation prior to the completion of the acquisition period.

The following table summarizes the preliminary acquisition date fair values of the assets acquired and liabilities assumed and subsequent initial period adjustments:

Initial
Allocation of
Consideration

Inventory, net	$220
Prepaid expenses and deposits	271
Other receivables	406
Intangible Assets (estimated useful life)
Customer relationships (19 years)	2,800
Developed technology (10 years)	4,500
E-commerce technology (2 years)	200
Trade name (5 years)	300
Total assets acquired	8,697

Other non current liabilities	45
Total liabilities assumed	45

Net assets acquired, excluding goodwill	8,652
Goodwill	14,329

Net assets acquired	$22,981

Purchase price consideration was made up of the following:

Cash	$18,293
Fair value of warrants	$4,688
Total	$22,981

The determination of the final purchase price allocation to specific assets and liabilities assumed is incomplete. The purchase price allocation may change in future periods as the fair value estimates of the assets (including intangibles) and liabilities are adjusted.

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United States dollars in thousands, except for per share data)

The following table provides unaudited proforma financial information, prepared in accordance with Topic 805, for the 3 and 9 months ended September 30, 2022, and 2021, as if Assisi had been acquired as of January 1, 2021. Proforma results do not include the effect of any synergies anticipated to be achieved from the acquisition, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net Revenue	$5,086	$1,330	$15,681	$3,652
Net Losses	$(4,995)	$(6,512)	$(14,845)	$(15,286)

The proforma amounts have been calculated by including the results of Assisi, and adjusting the combined results to give effect to the following, as if the acquisitions had been consummated on January 1, 2021, together with the consequential tax effects thereon:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Adjustments to net revenues
Assisi preacquisition revenues	$310	$1,307	$2,908	$3,600
Adjustments to net income
Assisi preacquisition net losses	$-	$(167)	$(639)	$(193)

Asset Purchase Agreement with Revo Squared LLC

On June 14, 2022, Zomedica Corp. (“Company”) and its wholly-owned subsidiary Zomedica Inc. entered into an Asset Purchase Agreement (“Purchase Agreement”) with Revo Squared LLC (“Revo Squared”) and its majority member (Revo Squared and its majority member are referred to herein as the “Selling Parties”) pursuant to which Zomedica Inc. agreed to acquire substantially all of the assets of Revo Squared (“Acquisition”). Revo Squared, based in Marietta, Georgia, is in the business of developing, manufacturing, marketing, distributing, and selling diagnostic imaging products and services for use in animal health, including its SuperView, Sonoview Color, Sonoview Mini/Mini Plus and Microview product offerings (the “Revo Squared Products”).

On July 1, 2022, the parties consummated the Acquisition. At the closing, Zomedica Inc. paid Revo Squared a base purchase price of $6,011 in cash, which was subject to adjustments based on the amount of Revo Squared’s working capital at the closing. On this date, $500 of the purchase price was deposited into a third-party escrow account for a period of 15 months to support Revo Squared’s indemnification obligation under the Purchase Agreement and an additional $50 of the purchase price was deposited into the escrow account for a period of approximately 90 days to support payment of post-closing adjustments to the purchase price, if any. The Company also issued to Revo Squared a ten-year warrant to purchase an aggregate of 10,000,000 of the Company’s common shares at a per share exercise price equal to $0.2201. Zomedica Inc. has agreed to pay Revo Squared aggregate earn-out payments of up to $4,000 based on the achievement of milestones related to future net sales from Revo Squared Products. One-time earn-out payments of $2,000 each will be payable upon net sales from Revo Squared Products exceeding $5,000 and $10,000 during any calendar year ending on or prior to December 31, 2027.

As a result of total consideration exceeding the preliminary fair value of the net assets acquired, goodwill in the amount of $6,528 was recorded in connection with this acquisition, which will be deductible for US tax purposes. The goodwill largely results from our ability to market and sell their respective products and services through our established customer base.

The Company made a preliminary allocation of the purchase price for Revo Squared’s asset base based on its understanding of the fair value of the acquired assets and assumed liabilities. As the Company continues to obtain additional information about these assets and liabilities, including intangible asset appraisals, inventory valuation, and accrued expenses, and continues to integrate the newly acquired business, the Company will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will continue to make required adjustments to the purchase price allocation prior to the completion of the acquisition period.

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United States dollars in thousands, except for per share data)

The following table summarizes the preliminary acquisition date fair values of the assets acquired and liabilities assumed and subsequent initial period adjustments:

Initial
Allocation of
Consideration

Trade receivables, net	$8
Prepaid expenses and deposits	10
Intangible Assets (estimated useful life)
Customer relationships (16 years)	1,200
Developed technology (10 years)	2,300
Trade name (5 years)	200
Total assets acquired	3,718

Earnout liabilities	2,458
Total liabilities assumed	2,458

Net assets acquired, excluding goodwill	1,260
Goodwill	6,528

Net assets acquired	$7,788

Purchase price consideration was made up of the following:

Cash	$6,011
Fair value of warrants	$1,777
Total	$7,788

The determination of the final purchase price allocation to specific assets and liabilities assumed is incomplete. The purchase price allocation may change in future periods as the fair value estimates of the assets (including intangibles) and liabilities are adjusted.

2021 Acquisitions

Acquisition of PulseVet®

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

As a result of total consideration exceeding the preliminary fair value of the net assets acquired, goodwill in the amount of $44,915 was recorded in connection with this acquisition, none of which will be deductible for U.S tax purposes. The goodwill largely results from our ability to market and sell the PulseVet Technology through our established customer base.

The Company finalized the allocation of the purchase price for PulseVet as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities.

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United States dollars in thousands, except for per share data)

The final allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows

	Initial	Measurement
	Allocation of	Period	Updated
	Consideration	Adjustments	Allocation

Cash and cash equivalents	$526	$3	$529
Trade receivables	269	—	269
Inventory	840	31	871
Prepaid expenses and deposits	365	—	365
Other receivables	—	150	150
Property and equipment	125	—	125
Intangible Assets (estimated useful life)
Customer relationships (11 years)	22,650	—	22,650
Developed technology (15 years)	8,650	—	8,650
Trade name (19 years)	2,350	—	2,350
Other Assets	69	265	334
Total assets acquired	35,844	449	36,293

Accounts payable and accrued liabilities	1,112	(543)	569
Income tax payable	44	—	44
Deferred revenue	61	—	61
Liability for contracts with customers	332	—	332
Deferred tax liabilities	7,138	(814)	6,324
Other non current liabilities	143	265	408
Total liabilities assumed	8,830	(1,092)	7,738

Net assets acquired, excluding goodwill	27,014	1,541	28,555
Goodwill	44,915	(1,541)	43,374

Net assets acquired	$71,929	$—	$71,929

7. Inventory

Inventory details are as follows:

	September 30, 2022			December 31, 2021
	Diagnostics	Therapeutics	Consolidated	Diagnostics	Therapeutics	Consolidated
Raw Materials	$—	$1,700	$1,700	$—	$890	$890
Finished Goods	—	175	175	—	140	140
Purchased Inventory	554	—	554	1,848	—	1,848
Total	554	1,875	2,429	1,848	1,030	2,878

Reserves	(7)	(22)	(29)	(9)	(21)	(30)
Inventory, Net	$547	$1,853	$2,400	$1,839	$1,009	$2,848

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United States dollars in thousands, except for per share data)

8. Prepaid expenses and deposits

	September 30,	December 31,
	2022	2021
Deposits	$2,114	$1,340
Prepaid marketing	125	83
Prepaid insurance	185	599
Prepaid taxes	822	—
Other	595	214
Total	$3,841	$2,236

9. Property and equipment

	September 30,	December 31,
	2022	2021

Machinery and office equipment	$6,248	$1,392
Furniture and equipment	130	110
Laboratory equipment	231	225
Leasehold improvements	1,239	287
	7,848	2,014

Accumulated depreciation and amortization	1,121	884
Net property and equipment	$6,727	$1,130

Depreciation expense for the three months ended September 30, 2022 and September 30, 2021 was $109 and $60, respectively and for the nine months ended September 30, 2022 and September 30, 2021 was $270 and $175, respectively.

10. Intangible assets

	September 30,	December 31,
	2022	2021

Computer software	$254	$28
Customer relationships	26,650	22,650
Technology	15,650	8,650
Trademarks	16	16
Tradename	2,850	2,350
Website	962	546
	46,382	34,240

Accumulated amortization	3,604	1,064
Net intangibles	$42,778	$33,176

The estimated future amortization of intangible assets is as follows:

2022 Remainder	$1,053
2023	4,077
2024	4,038
2025	3,873
2026 and beyond	29,737
Total	$42,778

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United States dollars in thousands, except for per share data)

Amortization expense for the three months ended September 30, 2022 and September 30, 2021 was $1,045 and $47, respectively and for the nine months ended September 30, 2022 and 2021 was $2,540 and $136, respectively.

11. Leases

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

On July 1, 2022, the Company, as part of the Revo Squared Purchase, assumed an agreement with Lebow 1031 Legacy, LLC to lease 4,626 square feet of office space. The remaining lease period assumed at the time of the agreement is for 18 months beginning on July 1, 2022 and lasting through December of 2023. The lease has a monthly rent payment of $4 per month over the lease period. The Company recorded a right-of-use asset and corresponding lease liability for $67 using the Company's incremental borrowing rate of 7.00%.

During the three and nine months ended September 30, 2022, the Company recognized $268 and $598 in rent expense inclusive of common area maintenance (CAM) charges, insurance, and tax with $15 and $48 recorded in research and development expenses and $253 and $550 recorded in general and administrative expense in the consolidated statements of comprehensive loss.

During the three and nine months ended September 30, 2021, the Company recognized $94 and $271 in rent expense inclusive of common area maintenance (CAM) charges, insurance, and tax with $32 and $69 recorded in research and development expenses and $62 and $202 recorded in general and administrative expense in the consolidated statements of comprehensive loss.

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United States dollars in thousands, except for per share data)

	September 30,	December 31,
	2022	2021
Right-of-use asset
Cost
Aggregate lease commitments	$2,455	$1,779
Less: impact of present value	(218)	(155)
Balance	$2,237	$1,624

Reduction in right-of-use asset
Straight line amortization	761	346
Interest	(91)	(42)
Balance	$670	$304

Net book value as at:
Balance	$1,567	$1,320

Lease liabilities

Additions	$2,260	$1,647
Payments	(715)	(310)
Interest	91	42
Total lease liabilities	$1,636	$1,379

Current portion of lease liabilities	578	415
Long term portion of lease liabilities	1,058	964
Total lease liabilities	$1,636	$1,379

Total remaining undiscounted lease liabilities related to the above lease are as follows:

2022 Remainder	$155
2023	638
2024	609
2025	165
2026	129
2027	44
Total	$1,740

12. Stock-based compensation

During the three and nine months ended September 30, 2022, the Company issued 7,075,000 and 28,075,000 stock options to purchase an aggregate of 7,075,000 and 28,075,000 common shares. The options vest over a period of four years and have an expiration period of ten years. During the three and nine months ended September 30, 2021, the Company issued 2,900,000 and 12,100,000 stock options to purchase an aggregate of 2,900,000 and 12,100,000 common shares, respectively. The options vest over a period of four years and have an expiration period of 10 years.

The continuity of stock options are as follows:

	Number of	Weighted Avg
	Options	Exercise Price
Balance at December 31, 2021	50,717,724	$0.4466
Stock options granted	28,075,000	0.3082
Stock options forfeited	2,687,500	0.5351
Vested stock options expired	9,110,000	0.2404
Balance at September 30, 2022	66,995,224	$0.4135
Vested at September 30, 2022	15,875,099	$0.3537

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United States dollars in thousands, except for per share data)

As of September 30, 2022, details of the issued and outstanding stock options were as follows:

				Number of	Weighted Avg
		Number of Options	Number of	Unvested	Remaining Life
		Issued	Vested Options	Options	Outstanding
Grant Date	Exercise Price	and Outstanding	Outstanding	Outstanding	(Years)

March 14, 2020	0.19	75,000	75,000	—	0.01
March 14, 2020	0.19	37,500	37,500	—	0.21
March 14, 2020	0.19	1,133,557	837,182	296,375	2.45
July 9, 2020	0.18	175,000	131,250	43,750	2.78
August 25, 2020	0.13	20,000	10,000	10,000	2.90
October 1, 2020	0.11	266,667	116,667	150,000	3.01
October 20, 2020	0.09	20,000	10,000	10,000	3.06
December 31, 2020	0.23	125,000	125,000	—	0.01
December 31, 2020	0.23	50,000	50,000	—	0.21
December 31, 2020	0.23	15,742,500	8,632,500	7,110,000	8.25
February 26, 2021	1.87	100,000	100,000	—	0.22
February 26, 2021	1.87	200,000	100,000	100,000	8.41
March 1, 2021	2.06	200,000	100,000	100,000	8.42
March 8, 2021	1.88	200,000	100,000	100,000	8.44
March 15, 2021	2.49	200,000	100,000	100,000	8.46
May 12, 2021	0.78	3,400,000	850,000	2,550,000	8.62
May 14, 2021	0.75	3,200,000	850,000	2,350,000	8.62
August 11, 2021	0.57	50,000	50,000	—	0.15
August 11, 2021	0.57	900,000	225,000	675,000	8.87
August 18, 2021	0.50	200,000	50,000	150,000	8.89
August 23, 2021	0.50	100,000	25,000	75,000	8.90
September 13, 2021	0.57	800,000	200,000	600,000	8.96
October 1, 2021	0.58	12,650,000	—	12,650,000	9.01
January 3, 2022	0.36	100,000	—	100,000	9.27
January 4, 2022	0.35	200,000	—	200,000	9.27
January 14, 2022	0.35	200,000	—	200,000	9.30
January 16, 2022	0.35	200,000	—	200,000	9.30
January 18, 2022	0.35	100,000	—	100,000	9.31
February 14, 2022	0.30	200,000	—	200,000	9.38
February 21, 2022	0.37	200,000	—	200,000	9.40
February 25, 2022	0.35	12,300,000	—	12,300,000	9.41
March 30, 2022	0.35	200,000	—	200,000	9.50
April 1, 2022	0.34	200,000	—	200,000	9.51
April 6, 2022	0.32	100,000	—	100,000	9.52
April 11, 2022	0.31	75,000	—	75,000	9.54
May 2, 2022	0.25	300,000	—	300,000	9.59
May 9, 2022	0.21	700,000	—	700,000	9.61
May 11, 2022	0.20	400,000	—	400,000	9.62
May 16, 2022	0.23	100,000	—	100,000	9.63
May 31, 2022	0.24	500,000	—	500,000	9.67
June 1, 2022	0.25	500,000	—	500,000	9.68
June 6, 2022	0.26	200,000	—	200,000	9.69
June 13, 2022	0.24	200,000	—	200,000	9.71
June 17, 2022	0.24	375,000	375,000	—	2.45
June 17, 2022	0.24	225,000	225,000	—	3.00
June 17, 2022	0.24	2,500,000	2,500,000	—	8.26
July 1, 2022	0.21	350,000	—	350,000	9.76
July 5, 2022	0.22	200,000	—	200,000	9.77
July 6, 2022	0.26	100,000	—	100,000	9.77
July 25, 2022	0.25	200,000	—	200,000	9.82
August 1, 2022	0.28	100,000	—	100,000	9.84
August 5, 2022	0.34	2,850,000	—	2,850,000	9.85
August 8, 2022	0.39	100,000	—	100,000	9.86
August 17, 2022	0.31	200,000	—	200,000	9.89
August 19, 2022	0.27	400,000	—	400,000	9.89

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United States dollars in thousands, except for per share data)

August 22, 2022	0.27	400,000	—	400,000	9.90
August 29, 2022	0.27	400,000	—	400,000	9.92
August 31, 2022	0.25	800,000	—	800,000	9.93
September 6, 2022	0.21	75,000	—	75,000	9.94
September 21, 2022	0.23	200,000	—	200,000	9.98
September 23, 2022	0.21	400,000	—	400,000	9.99
September 26, 2022	0.22	300,000	—	300,000	10.00
Balance at September 30, 2022		66,995,224	15,875,099	51,120,125

The Company calculates volatility of stock-based compensation using the historical price of the Company’s stock. An increase/decrease in the volatility would have resulted in an increase/decrease in the fair value of the options.

The fair value of options granted during the nine months ended September 30, 2022 and the twelve months ended December 31, 2021 was estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions:

Grant Date	Volatility	Risk-Free Interest Rate	Expected Life (In Years)	Dividend Yield	Common Share Price	Strike Price	Forfeiture Rate
February 26, 2021	117%	0.95%	10	0%	$1.87	$1.87	0%
March 1, 2021	117	0.92	10	0	2.06	2.06	0
March 8, 2021	117	1.07	10	0	1.88	1.88	0
May 12, 2021	118	1.11	6.21-6.22	0	0.78	0.78	0
August 11, 2021	116	0.96	6.18-6.25	0	0.56	0.57	0
August 23, 2021	116	0.92	6.25	0	0.50	0.50	0
September 27, 2021	116	1.14	6.25	0	0.54	0.54	0
October 1, 2021	116	1.10	6.25	0	0.57	0.58	0
January 3, 2022	114	1.50	6.25	0	0.36	0.36	0
January 4, 2022	114	1.47	6.25	0	0.35	0.35	0
January 14, 2022	114	1.64	6.25	0	0.35	0.35	0
January 16, 2022	114	1.73	6.25	0	0.35	0.35	0
January 18, 2022	114	1.74	6.25	0	0.35	0.35	0
February 14, 2022	113	1.94	6.25	0	0.29	0.30	0
February 21, 2022	113	1.89	6.25	0	0.37	0.37	0
February 25, 2022	113	1.91	6.25	0	0.35	0.35	0
March 30, 2022	114	2.43	6.25	0	0.35	0.35	0
April 1, 2022	114	2.53	6.25	0	0.33	0.34	0
April 6, 2022	114	2.70	6.25	0	0.32	0.32	0
April 7, 2022	114	2.72	6.25	0	0.31	0.31	0
April 11, 2022	114	2.82	6.25	0	0.30	0.31	0
May 2, 2022	113	3.03	6.25	0	0.25	0.25	0
May 9, 2022	113	3.00	6.25	0	0.21	0.21	0
May 11, 2022	113	2.92	6.25	0	0.20	0.20	0
May 16, 2022	113	2.86	6.25	0	0.22	0.23	0
May 31, 2022	113	2.84	6.25	0	0.23	0.24	0
June 1, 2022	113	2.96	6.25	0	0.25	0.25	0
June 6, 2022	113	3.05	6.25	0	0.26	0.26	0
June 13, 2022	112	3.55	6.25	0	0.24	0.24	0
June 17, 2022	112	3.02	1.37	0	0.24	0.24	0
June 17, 2022	112	3.02	1.64	0	0.24	0.24	0
June 17, 2022	112	3.35	4.27	0	0.24	0.24	0
July 1, 2022	112	2.90	6.25	0	0.21	0.21	0
July 1, 2022	112	2.90	6.25	0	0.21	0.21	0
July 1, 2022	112	2.90	6.25	0	0.21	0.21	0
July 5, 2022	112	2.85	6.25	0	0.22	0.22	0
July 6, 2022	112	2.98	6.25	0	0.25	0.26	0
July 25, 2022	112	2.94	6.25	0	0.25	0.25	0
August 1, 2022	112	2.65	6.25	0	0.28	0.28	0
August 1, 2022	112	2.65	6.25	0	0.28	0.28	0
August 5, 2022	112	2.94	6.25	0	0.34	0.34	0
August 5, 2022	112	2.94	6.25	0	0.34	0.34	0
August 5, 2022	112	2.94	6.25	0	0.34	0.34	0
August 5, 2022	112	2.94	6.25	0	0.34	0.34	0
August 8, 2022	112	2.88	6.25	0	0.38	0.39	0
August 17, 2022	112	3.02	6.25	0	0.30	0.31	0

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United States dollars in thousands, except for per share data)

August 19, 2022	113	3.09	6.25	0	0.27	0.27	0
August 19, 2022	113	3.09	6.25	0	0.27	0.27	0
August 22, 2022	113	3.15	6.25	0	0.27	0.27	0
August 22, 2022	113	3.15	6.25	0	0.27	0.27	0
August 29, 2022	113	3.24	6.25	0	0.26	0.27	0
August 29, 2022	113	3.24	6.25	0	0.26	0.27	0
August 31, 2022	113	3.28	6.25	0	0.24	0.25	0
September 6, 2022	113	3.42	6.25	0	0.21	0.21	0
September 21, 2022	113	3.70	6.25	0	0.23	0.23	0
September 23, 2022	113	3.91	6.25	0	0.21	0.21	0
September 23, 2022	113	3.91	6.25	0	0.21	0.21	0
September 26, 2022	113	4.11	6.25	0	0.22	0.22	0
September 26, 2022	113	4.11	6.25	0	0.22	0.22	0

The Company recorded $1,920 and $6,452 of stock-based compensation for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, the Company recorded $1,438 and $4,503, respectively.

13. Warrants

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

In connection with the April 9, 2020 Confidentiality Marketed Public Offering (CMPO), the Company issued 16,666,667 five-year Series B Warrants to purchase 16,666,667 common shares at an exercise price of $0.15. The Company also issued 1,666,667 Placement Agent Warrants to purchase 1,666,667 common shares at an exercise price of $0.15 per share.

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

In connection with the July 1, 2022 asset acquisition of Revo Squared, the Company issued a ten-year warrant to purchase 10,000,000 common shares at a per share exercise price equal to $0.2201. The warrants may be exercised on a cash or cashless basis, at the election of the warrant holder. As of September 30, 2022, no warrants have been exercised.

In connection with the July 15, 2022 asset acquisition of Assisi, the Company issued a ten-year warrant to purchase 22,000,000 common shares at a per share exercise price equal to $0.252. The warrants may be exercised on a cash or cashless basis, at the election of the warrant holder. As of September 30, 2022, no warrants have been exercised.

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United States dollars in thousands, except for per share data)

As of September 30, 2022, details of the outstanding warrants were as follows:

			Weighted
			Average
	Exercise	Warrants	Remaining
Original Issue date	Price	Outstanding	Life
February 14, 2020	0.1500	197,917	2.37
April 9, 2020	0.1500	363,501	2.53
July 1, 2022	0.2201	10,000,000	9.76
July 15, 2022	0.2520	22,000,000	9.80
Balance at September 30, 2022		32,561,418

14. Income taxes

The Company is in an overall net deferred tax liability position as of September 30, 2022. Management has assessed that the future taxable income resulting from the deferred tax liability position will result in utilization of the Company’s US federal and state net operating loss carryforwards in future tax periods. The Company is in a net deferred tax asset position in Canada and a full valuation allowance against the Canada deferred tax assets remains necessary as a result of the historical losses and the uncertainty of realizing any future tax benefits related to the Canadian deferred tax assets.

15. Commitments and contingencies

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

As of September 30, 2022, none of the future development milestones related to the above agreement have been met. The Company has assessed the probability of meeting the above milestones and has determined that an accrual is not necessary as of September 30, 2022 and December 31, 2021.

From time to time, the Company may be exposed to claims and legal actions in the normal course of business. The Company is not aware of any pending or threatened material litigation claims against the Company.

16. Segment information

The Company’s operations are comprised of two reportable segments:

●	Diagnostics, which consists of TRUFORMA products, and
●	Therapeutics, which consists of PulseVet and Assisi products

The Company’s Chief Operating Decision Maker (CODM) is its Chief Executive Officer who has ultimate responsibility for enterprise decisions.

Although our reportable segments provide similar products, each one is managed separately to better align with the Company’s customers and distribution / development partners. The CODM determines resource allocation for, and monitors performance of, the consolidated enterprise, the Diagnostics segment, and the Therapeutics segment together. The CODM relies on internal segment reporting that analyzes results on certain key performance indicators, namely, revenues and gross profit. Costs below gross profit are not allocated to the segments.

Zomedica Corp.

Notes to the condensed consolidated financial statements

(Unaudited) (United States dollars in thousands, except for per share data)

The following is a reconciliation of consolidated revenue, cost of revenue, and gross profit amongst our reportable segments:

	Diagnostics	Therapeutics	Consolidated

Net revenue	$242	$12,531	$12,773
Cost of revenue	149	3,266	3,415
Gross profit (loss)	$93	$9,265	$9,358

17. Loss per share

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss for the period	$(4,995)	$(6,346)	$(14,206)	$(15,093)
Charge to retained earnings for preferred share exchange	-	-	-	(32,039)
Loss attributable to common shareholders	(4,995)	(6,346)	(14,206)	(47,132)

Denominator
Weighted average shares - basic	979,946,407	978,494,076	979,915,419	948,664,410
Stock options	—	—	—	—
Warrants	—	—	—	—
Denominator for diluted loss per share	979,946,407	978,494,076	979,915,419	948,664,410

Loss per share - basic and diluted	$(0.005)	$(0.006)	$(0.014)	$(0.050)

For the above-mentioned periods, the Company had 66,995,224 stock options and 32,561,418 warrants outstanding which could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would have been anti-dilutive.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to successfully maintain and grow our TRUFORMA and PulseVet platforms and our Assisi products;
●	our ability to maintain our sales team to market and sell TRUFORMA, PulseVet, and Assisi or any other products we develop or acquire and the related cost and timing thereof;
●	our ability to successfully integrate our recent acquisitions of Assisi and Revo and the timing and costs to achieve that integration;
●	the ability of our contract partners and contractors to appropriately conduct our product development, validation studies, verification studies, and beta testing, and certain other development activities;
●	the ability of our contract manufacturing organizations to manufacture and supply our products;
●	our ability to develop and commercialize our future products;
●	the expected impact of the novel coronavirus pandemic on our operations;
●	our ability to develop and commercialize products that can compete effectively;
●	the size and growth of the veterinary diagnostics and medical device markets;
●	our ability to obtain and maintain intellectual property protection for our planned and future products candidates;
●	regulatory developments in the United States;
●	the loss of key personnel;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
●	the impact of the novel coronavirus pandemic on our operations, including the development, manufacturing and selling of our TRUFORMA platform and related assays, our PulseVet platform, and our Assisi products;
●	our ability to maintain the listing of our common shares on the NYSE American exchange
●	our status as a “passive foreign investment company” for U.S. federal income tax purposes
●	Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations; and
●	Changes in consumer confidence and spending in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs, and other economic factors.

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

We currently have two discrete platforms - our TRUFORMA platform, comprising point-of-care diagnostic products for disease states in dogs and cats, and our PulseVet platform, which provides for treatment of musculoskeletal issues in horses and small animals. In addition, we have a series of Assisi products that use targeted Pulsed Electromagnetic Field (PEMF) therapy to decrease pain and inflammation, accelerate healing, and reduce anxiety.

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

As a result of an internal strategic view, we have focused our development and commercialization efforts on our TRUFORMA and PulseVet platforms and our Assisi products. We believe this narrowed focus will enable us to capitalize on our core strengths and to accelerate the commercialization of these existing platforms.

Revenue

Our revenue consisted of instruments, cartridges, extended warranty services and miscellaneous activities sold in the U.S associated with our TRUFORMA platform, instruments, trodes and warranty services sold in the U.S and internationally associated with our PulseVet platform, and consumables sold in the U.S. and internationally associated with our Assisi products.

Cost of Revenue

Cost of revenue consisted primarily of the cost of raw materials used in the assembly of PulseVet instruments and trodes, the cost of TRUFORMA instruments purchased, the cost of Assisi parts purchased and related sub-components, and consumables and the related warranties purchased. We expense all inventory obsolescence provisions related to normal manufacturing changes as cost of revenue.

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

Income Taxes

As of December 31, 2021, we had net operating loss carryforwards for U.S. federal and state income tax purposes of $28,178 and non-capital loss carryforwards for Canada of approximately $37,280, which will begin to expire in fiscal year 2035. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. We concluded that, due to the limitations under Section 382, our U.S. federal and state net operating loss carryforwards for the periods prior to February 11, 2021 have been limited to zero. We therefore have derecognized $20,976 of our U.S deferred tax assets, resulting in a remaining carryforward balance of $7,202.

In Canada, due to the uncertainty of realizing any tax benefits as of December 31, 2021, and September 30, 2022 we continue to fully value our Canadian deferred tax assets.

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

Valuation and Payback of Property and Equipment

Our Diagnostics segment purchases instruments and places them in fixed assets, where they remain, undepreciated, until they are placed with our customers under the agreement that they will repeatedly purchase assays (tests) which are utilized in the instrument. Each instrument placed in the portfolio represents an asset that we own. An estimate is made of the anticipated future revenue over the life of the instrument, based on the sale of assays, which is typically ten years. If the payback period of the initial investment in the asset is less than the ten-year life of the asset, we conclude that the assets have been properly recorded, and no write-down is necessary. We rely on third-party data that considers various data points and assumptions, including, but not limited to, the expected volume of assays which will be sold, anticipated growth rates and placements of instruments. Realization of the anticipated revenue is dependent on the current assumptions and forecasted models.

The customer is obligated to purchase assays during the placement period. However, since the customer is not obligated to purchase the instrument, and can return it at any time, we are exposed to a risk of loss to the extent the customer returns the instrument and discontinues assay purchases.

On September 30, 2022, the carrying value of our Diagnostic instruments was $5,087. A significant assumption included in the realization model is a placement rate of two instruments per month, per account manager.

The effect of a 50% reduction in the estimated annual placements of instruments would increase the payback period on September 30, 2022, by 0.49 years.

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

On September 30, 2022, the estimated value of our Therapeutics customer contract liability was $418. If the expected return rate was increased by 2%, the effect on current year reduction in sales and increase in customer liability would have been approximately $26.

Results of Consolidated Operations

Revenue

Revenue for the three months ended September 30, 2022 was $4,776, compared to $23 for the three months ended September 30, 2021, an increase of $4,753 or 20,665%. The increase was primarily due to the inclusion of our PulseVet platform and Assisi products which had revenues of $4,682 consisting of consumables, instruments, trodes, and warranty services sold worldwide. Revenues from sales of cartridges from our TRUFORMA platform were $94 compared to $23, an increase of $71 or 309%.

Revenue for the nine months ended September 30, 2022 was $12,773, compared to $52 for the nine months ended September 30, 2021, an increase of $12,721 or 24,463%. The increase was primarily due to the inclusion of our PulseVet platform and Assisi products which had revenues of $12,531 consisting of consumables, instruments, trodes, and warranty services sold worldwide. Revenues from sales of cartridges from our TRUFORMA platform were $242 compared to $52, an increase of $190 or 365%.

We launched our TRUFORMA platform in March 2021, acquired PulseVet in October 2021, and acquired Assisi in July 2022. In general, we expect revenue to increase in subsequent periods as we increase our sales and marketing of the PulseVet platform and Assisi products and as additional assays are added to our TRUFORMA platform.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2022 was $1,215, compared to $18 for the three months ended September 30, 2021, an increase of $1,197 or 6,650%. Cost of revenue primarily resulted from costs associated with sales of our PulseVet platform and Assisi products which totaled $1,171, as well as $44 from costs associated with sales of our TRUFORMA platform.

Cost of revenue for the nine months ended September 30, 2022 was $3,415, compared to $59 for the nine months ended September 30, 2021, an increase of $3,356 or 5,688%. Cost of revenue primarily resulted from costs associated with sales of our PulseVet platform and Assisi products which totaled $3,266, as well as $149 from costs associated with sales of our TRUFORMA platform.

We anticipate that costs of revenue will increase in 2022 in accordance with the increased revenue as described above.

Gross Profit Margin

Gross profit margin for the three months ended September 30, 2022 was $3,561 or 75%, compared to $5 for the three months ended September 30, 2021, an increase of $3,556.

Gross profit margin for the nine months ended September 30, 2022 was $9,358 or 73%, compared to a loss of $7 for the nine months ended September 30, 2021, an increase of $9,365.

The increase in gross profit for both the three and nine months ended September 30, 2022 resulted primarily from the inclusion of our PulseVet and Assisi platforms. In general, we believe gross margins will remain relatively unchanged due to a variety of factors, including the ability to effectively stimulate demand for certain of our products; management of the cost of components and outside manufacturing services; our ability to manage warranty costs effectively; shifts in the mix of products and services, or in the geographic, currency or channel mix; and fluctuations in exchange rates.

Research and Development

Research and development expense for the three months ended September 30, 2022 was $1,131, compared to $289 for the three months ended September 30, 2021, an increase of $842 or 291%. The increase was primarily driven by an increase in contracted expenses for research fees and trials as we continue to develop and test our next generation of TRUFORMA assays.

Research and development expense for the nine months ended September 30, 2022 was $1,801, compared to $1,008 for the nine months ended September 30, 2021, an increase of $793 or 79%. The increase was primarily driven by an increase in contracted expenses for research fees and trials as we continue to develop and test our next generation of TRUFORMA assays.

We anticipate that R&D costs will increase as we continue development of our additional assays.

Selling, General and Administrative

Selling, general, and administrative expense for the three months ended September 30, 2022 was $9,022, compared to $6,124 for the three months ended September 30, 2021, an increase of $2,898 or 47%. The increase was primarily driven by salaries and stock option expense associated with increased hiring campaigns, the inclusion of PulseVet and Revo headcount, PulseVet acquisition related intangible amortization, a significant increase in tradeshow/conference attendance, and an increase in marketing and advertising for PulseVet, Assisi, and Revo products.

Selling, general, and administrative expense for the nine months ended September 30, 2022 was $24,344, compared to $14,594 for the nine months ended September 30, 2021, an increase of $9,750 or 67%. The increase was primarily driven by salaries and stock option expense associated with increased hiring campaigns, the inclusion of PulseVet and Revo headcount, PulseVet acquisition related intangible amortization, increases in office expense, travel and tradeshow attendance/sponsorships associated with a lifting of COVID restrictions, our TRUFORMA launch and introduction of new assays, and marketing of our new line of PulseVet and Assisi products.

Net Loss

Our net loss for the three months ended September 30, 2022 was $4,995 compared to a loss of $6,346 for the three months ended September 30, 2021, an improvement of $1,351 or 21%.

Our net loss for the nine months ended September 30, 2022 was $14,206 compared to a loss of $15,093 for the nine months ended September 30, 2021, an improvement of $887 or 6%.

The net loss in each period was attributed to the matters described above. We expect to continue to record net losses in future periods until such time as we have sufficient revenue from product sales to offset our operating expenses.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
Cash used in operating activities	$(9,287)	$(9,373)	$86	(1)%
Cash used in investing activities	(140,529)	(343)	$(140,186)	40870%
Cash provided by financing activities	8	219,136	$(219,128)	(100)%
Increase in cash and cash equivalents	(149,808)	209,420	$(359,228)	(172)%
Effect of exchange rate changes on cash	(49)	—	$(49)	100%
Cash and cash equivalents, beginning of period	194,952	61,992	$132,960	215%
Cash and cash equivalents, end of period	$45,095	$271,412	$(226,317)	(83)%

Net cash used in operating activities for the nine months ended September 30, 2022, was $9,287, compared to $9,373 for the nine months ended September 30, 2021, an decrease in cash used of $86, or 1%. The decrease in cash used in operations primarily resulted from the decrease in our operating loss. Additionally, cash used in operations during the nine months ended September 30, 2022 included increased salary expenses and inventory purchases, offset in part by an increase in non-cash expenses including stock-based compensation expense and depreciation and amortization.

Net cash used in investing activities for the nine months ended September 30, 2022, was $140,529, compared to $343 for the nine months ended September 30, 2021, an increase of $140,186, or 40,870%. Cash used in investing activities during the nine months ended September 30, 2022 included $114,225 in investments in available for sale securities, $24,304 in acquisitions of Assisi and Revo, leasehold improvements, and expenditures to improve our ecommerce, internal sales, and accounting programs.

Net cash provided by financing activities for the nine months ended September 30, 2022, was $8, compared to $219,136 for the nine months ended September 30, 2021, a decrease of $219,128, or 100%. Cash provided by financing activities in 2021 primarily resulted from proceeds from the February 2021 public offering of our common shares, partially offset by stock issuance costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in May 2015. As of September 30, 2022, we had an accumulated deficit of $133,597. We have funded our working capital requirements primarily through the sale of our equity and equity-related securities and the exercise of stock options and warrants.

As of September 30, 2022, the Company had working capital (defined as current assets minus current liabilities) of $119,977.

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

Our future capital requirements depend on many factors, including, but not limited to:

●	the costs and timing of our development and commercialization activities;

●	the cost of manufacturing our existing and future products;
●	the cost of marketing and selling our existing and future products including marketing, sales, service, customer support and distribution costs;
●	the expenses needed to attract and retain skilled personnel;
●	the costs associated with being a public company;
●	the costs associated with additional business development or mergers and acquisitions activity, including acquisition-related costs, earn-outs or other contingent payments and costs of developing and commercializing any technologies to which we obtain rights;
●	third-party costs associated with the development and commercialization of our existing and future products and the ability of our development partners to satisfy our requirements on a timely basis;
●	the scope and terms of our business plans from time to time, and our ability to realize upon our business plans; and
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

Outstanding Share Data

The only class of outstanding voting equity securities of the Company are the common shares. As of November 14, 2022:

●	there are 979,949,668 common shares issued and outstanding;
●	there are stock options outstanding under our Stock Option Plan to acquire an aggregate of 77,345,224 common shares
●	there are common share purchase warrants outstanding to acquire an aggregate of 197,917 common shares at an exercise price of $0.1500 per share issued in February 2020.
●	there are common share purchase warrants outstanding to acquire an aggregate of 363,501 common shares at an exercise price of $0.1500 per share issued in April 2020.
●	there are common share purchase warrants outstanding to acquire an aggregate of 10,000,000 common shares at an exercise price of $0.2201 per share issued in July 2022.
●	there are common share purchase warrants outstanding to acquire an aggregate of 22,000,000 common shares at an exercise price of $0.2520 per share issued in July 2022.
●	All of the currently outstanding warrants also have a “cashless exercise” feature which is applicable in certain circumstances. The cashless exercise feature could result in the potential issuance of common shares based upon the “in-the-money” value of the applicable warrants at the time of exercise of the applicable warrants. The number of the common shares that may be issued is not determinable. However, the number of common shares that are issuable is based upon a formula contained in the applicable warrants, which determines the number of common shares issuable by dividing the “in-the-money” value (based upon the then current market price, as provided in the applicable warrants) by the then current market price and multiplying this result by the number of common shares that are issuable under the applicable
●	warrants pursuant to cash exercise.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2021 and our quarter report on Form 10-Q for the quarter and six months ended June 30, 2022.

Item 6. Exhibits.

The exhibits listed on the accompanying index to exhibits immediately preceding the exhibits are filed as part of, or hereby incorporated by reference into, this Quarterly Report.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Stock Purchase Agreement, dated October 1, 2021, by and between Zomedica Inc. and Branford PVT Mid-Hold, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 1, 2021 (File No. 001-38298))

2.2

Asset Purchase Agreement, dated June 14, 2022, by and between Zomedica Inc. and Revo Squared LLC, the Principal Member (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2022 (File No. 001-38298))

2.3

Asset Purchase Agreement, dated July 15, 2022, by and between Zomedica Inc. and Assisi Animal Health LLC, the Principal Member (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2022 (File No. 001-38298))

3.1

Articles of Amalgamation of Zomedica Corp. and all amendments thereto, as well as all Certificates issued in respect thereto as well as all Certificates issued in respect thereto (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2021 (File No. 001-38298))

3.2

Amended and Restated By-Law No. 1 (2nd Version) of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2020 (File No. 001-38298))

10.1+

Consulting Agreement, effective March 1, 2022, by and between Zomedica Inc. and Johnny D. Powers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the commission on May 10, 2022 (File No. 001-38298))

10.2	Lease Agreement, effective July 1, 2022 by and between Zomedica Inc. and Lebow 1031 Legacy, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL (1).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)
(1)	These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

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

Zomedica Corp.

November 14, 2022	By:	/s/ Larry Heaton
	Name:	Larry Heaton
	Title:	Chief Executive Officer

November 14, 2022	By:	/s/ Ann Marie Cotter
	Name:	Ann Marie Cotter
	Title:	Chief Financial Officer