Form 10-K
period 2022-12-31
Zomedica Corp.
filed 2023-03-15
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As of June 30, 2022, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $212.6 million based on the last reported sale price of the common shares on the NYSE American on June 30, 2022.

The number of the registrant’s common shares outstanding as of March 15, 2023, was 979,949,668.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2023 annual meeting of shareholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2022 are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements or forward-looking information (collectively, “forward-looking statements”) made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as the safe harbor provisions of applicable Canadian securities legislation, that are based on management’s beliefs and assumptions and involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.

Forward-looking statements can also be identified by words such as “future”, “anticipates”, “believes”, “projects”, “estimates”, “expects”, “intends”, “plans”, “predicts”, “will”, “should”, “would”, “could”, “can”, “may”, or similar terms. Forward-looking statements are not guarantees of future performance and Zomedica’s actual results may differ significantly from the results discussed in the forward-looking statements. Zomedica cautions that these statements are subject to numerous important risks, uncertainties, assumptions, and other factors, some of which are beyond Zomedica’s control. These risks could cause Zomedica’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to adverse macroeconomic conditions; changes in consumer confidence and spending in response to economic volatility; continued uncertainties relating to the COVID-19 pandemic; our ability to develop and commercialize our products; our ability to integrate our acquisitions successfully into our business; supply chain disruptions that increase our costs and impair our ability to manufacture our products; our ability to attract and keep senior management and key scientific personnel; our ability to obtain and maintain intellectual property protection; our ability to maintain the listing of our common shares on the NYSE American exchange; the accuracy of our estimates regarding expenses, future revenues, and capital requirements; and those discussed in Part 1, Item 1A of this Form 10-K under the heading “Risk Factors”, which are incorporated herein by reference.

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

PART I

Item 1. Business

BUSINESS

(All amounts are expressed in thousands unless otherwise indicated)

The Company

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

On November 10, 2017, our shares were approved for listing on the NYSE American under the symbol “ZOM”. On February 10, 2020, we effected the voluntary withdrawal of our common shares from listing on the TSX-V. On October 2, 2020, we changed our name to Zomedica Corp and on January 19, 2021, we changed the name of our U.S. subsidiary to Zomedica Inc. from Zomedica Pharmaceuticals, Inc.

On October 1, 2021, we acquired the shares of Branford PVT Acquiror, Inc. from Branford PVT Mid-Hold, LLC. Branford PVT Acquiror held all the shares of PVT Holdings, Inc. which in turn held all the membership interests of Pulse Veterinary Technologies, LLC. Pulse Veterinary Technologies held all the equity interests of HMT High Medical Technologies (Japan) Co. Ltd. and PVT NeoPulse Acquisition GmbH which held all the equity of NeoPulse GmbH. Effective July 1, 2022, we collapsed Branford PVT Acquiror, PVT Holdings, Inc. and Pulse Veterinary Technologies, LLC by merging these companies into Zomedica Inc. HMT High Medical Technologies (Japan) and PVT NeoPulse Acquisition are wholly owned subsidiaries of Zomedica Inc.

Zomedica has one corporate subsidiary, Zomedica, Inc., which has two wholly owned subsidiaries, HMT High Medical Technologies (Japan) and PVT NeoPulse Acquisition, and PVT NeoPulse Acquisition has one wholly owned subsidiary, NeoPulse GmbH, all whose results and operations are included in these consolidated financial statements.

Unless the text clearly suggests otherwise, references to “us”, “we”, “our”, “Zomedica” or “the company” include Zomedica Corp. and its wholly owned subsidiaries.

Overview

We are an animal health company focused on meeting the clinical needs of small animal and equine veterinarians in ways that promote both improved patient care and practice economics. Our mission is to advance the effectiveness and financial well-being of veterinary practitioners by delivering clinically impactful products that improve practice efficiency and financial performance.

Our focus is on our veterinarian customer and the pets that they treat. Our goal is to deliver innovative diagnostic and therapeutic technologies to veterinarians that improve the quality of care for the pet and the satisfaction of the pet parent, as well as the workflow, cashflow and profitability of the veterinarian’s practice.

Over the 18-month period ending December 31, 2022, we have grown primarily through acquisitions of companies and products designed to build revenue streams, infrastructure, manufacturing capacity, and commercial capabilities. Through these acquisitions and our internal efforts, we have:

-	expanded our product portfolio to include product platforms;
-	acquired and expanded robust marketing and social media programs;
-	developed the commercial team to include field sales, inside sales, and professional services veterinarians;
-	acquired and expanded relationships with domestic animal health distributors and online retailers;
-	acquired and expanded a robust set of international subsidiary and distribution channels;
-	built manufacturing and distribution capability and capacity at our new Global Manufacturing & Distribution Center in Roswell, Georgia;
-	grown revenue from $0 in 2020 to $4.1 million in 2021 to $18.9 million in 2022; and
-	established a pipeline of new product launches for 2023.

Our intent is to leverage this infrastructure and commercial capability to continue to grow our existing products, launch new products and acquire new products to market to veterinarians and pet parents through their preferred method of purchasing, to provide a straightforward pathway to profitability for the Company as expeditiously as possible.

Our website address is www.zomedica.com. The information contained in, or accessible through, our website is not part of the registration statement of which this prospectus forms a part.

We are currently commercializing four product lines, consisting of diagnostic and therapeutic products, that meet our objectives of improving the quality of care for the pet and the satisfaction of the pet parent, as well as the workflow, cashflow and profitability of the veterinarian’s practice.

Diagnostic Products:

-	Our TRUFORMA® Bulk Acoustic Wave (BAW) point of care diagnostic platform is marketed with full diagnostic and thyroid panels for dogs and cats that include the only assays of these types available at the point of care to test for feline optimized TSH, endogenous ACTH, Free T4, and quantitative cortisol, along with a total T4 assay. We are continuing to invest in the development of additional assays which we believe will increase the utility of the TRUFORMA platform for our customers over time, including planned assays for non-infectious gastrointestinal disease and our first assays for horses for the diagnosis of equine Cushing’s disease.

-	The VetGuardian™ zero-touch vital signs remote monitoring system, launched in January 2023 in collaboration with Structured Medical Products, enables contact-free, continuous monitoring of pets' vital signs, including temperature, pulse, and respiration ("TPR”) without harnesses or wired leads on the pet, thus allowing pet patients to rest comfortably during recovery at veterinary facilities. Veterinarians receive real-time notifications should the vital signs fall outside their customizable range, and they can remotely observe patient data from anywhere via a smart device.

Therapeutic Products:

-	Our PulseVet® electrohydraulic shockwave therapy platform, acquired in October of 2021, utilizes sound waves to treat a variety of musculoskeletal conditions in horses and small animals, including tendon and ligament injuries, difficult to heal wounds, osteoarthritis, and more. Historically, this treatment has been used primarily to treat horses, but since the introduction of the X-trode handpiece enabling it to be used without the need for sedation, is now being marketed to small animal veterinarians.

-	Our Assisi Loop® line of products, acquired in July of 2022, including the Assisi Loop, Assisi Loop Lounge®, and DentaLoop® devices, treat pain and inflammation through delivery of targeted pulsed electromagnetic field focused energy (tPEMF). Our Assisi Calmer Canine® devices utilize tPEMF to treat separation anxiety in small animals. These products are marketed through traditional animal health distributors, online animal product retailers and animal health retail outlets.

Development of Companion Animal Diagnostics and Therapeutic Devices

Currently, approximately 70% of U.S. households own pets, with 74% of those pets being dogs and/or cats. The level of pet ownership increased markedly during the pandemic with 11 million new pets being adopted. Younger consumers continue to drive two trends which create resiliency in animal health – the humanization of pets as well as the premiumization of their care, with the average cost of owning a pet now estimated at $1.5K per year. According to a survey conducted by Cowen in June of 2022 on the post COVID 19 impact on consumer behavior, only 8% of respondents who indicated they will cut spending in the face of economic uncertainty cited pet care expenses as an area they would cut. This response ranked lower than all other categories other than baby products and “other”.

The Petcare industry reached $123.6 billion in 2021, of which vet care and products make up 24.1%. It is expected to maintain strong growth, more than doubling to $275 billion by 2030. Outside the US, developed markets in Europe, Asia, Australia/New Zealand, and South America are seeing similar trends among middle- and upper-income households.

The global equine healthcare market grew by 8.3% in 2022 to $1.3 billion. It is expected to continue strong growth through 2026 at a compound annual growth rate of 5.6% to $1.6 billion. The introduction of new diagnostics, which leads to better therapeutic outcomes, is a key driver of growth in this market.

Key drivers for the growth in the equine market include increased adoption of horses as pets, an increase in number of horses routinely seeing a vet, improved animal health awareness, and new medications driving improved outcomes. Additionally, among the professional competitive set, a keen focus on the ROI of racehorses has driven more competition and an increased utilization of veterinary services.

We believe that these factors, along with humanization of pets, longer pet lifespans, and the emotional benefits of pets and support animals, have and will continue to contribute to an increase in spending on pet healthcare.

The development of companion animal diagnostics and therapeutic devices continues to evolve, and it is our belief that focus will be on the following:

●	Enhanced capability to detect the frequency of occurrence and severity of diseases and conditions that impact companion animals;

●	Increased accuracy and faster means to obtain test results;

●	Wider availability of new diagnostic tools;

●	Development and availability of new treatment options; and

●	Enhanced economic benefits for veterinarians.

Compared to human diagnostic and medical devices, the development of companion animal diagnostics and medical devices is generally faster and less expensive as it typically does not require formal clinical studies or prior approval of regulatory agencies. We believe that the lower cost of developing companion animal diagnostics and therapeutic devices enables us to develop and commercialize products less expensively than those intended for human use.

Product Portfolio

Diagnostic Products:

TRUFORMA® Platform

Our TRUFORMA platform utilizes patented Bulk Acoustic Wave (BAW) technology to provide a non-optical and fluorescence free system for the detection of disease at the point of care. We believe that the BAW technology enables us to develop unique assays that allow for precise and repeatable testing of companion animals at the point-of-care with results provided within 20 minutes.

Our strategic focus with this platform is to build an extensive installed base of customers utilizing the TRUFORMA instrument with our existing assays and develop and launch new assays. New assays will serve to both increase usage in the installed base and attract new additions to the installed base from veterinarians seeking the new assays. For example, we expect the first equine veterinarian customers for TRUFORMA once we launch the equine ACTH assay screen for equine Cushing’s disease.

We are currently marketing our diagnostic instrument and related assays for:

-	TSH - canine and feline, the only feline optimized assay available at the point of care;
-	Total T4 - canine and feline;
-	Free T4 - canine, the only Free T4 assay available at the point of care ;
-	eACTH – canine, the only endogenous ACTH available at the point of care; and
-	Cortisol (Quantitative) - canine, the only quantitative cortisol assay available at the point of care.

We intend to continue developing new assays for the TRUFORMA platform.

Under our transitional agreement with Qorvo Biotechnologies, LLC (“Qorvo”), as further described under the license agreement section below, Qorvo will complete development of tests for detection of non-infectious gastrointestinal disorders through assays for cobalamin, cPL (canine pancreatic lipase), and folate. We anticipate that the assays to detect cobalamin and folate will be available in one combined cartridge and will be ready to launch during 2023. These assays are not otherwise commercially available at the point-of-care, which results in a delay of one to several days to send samples and receive results from a reference laboratory. We believe that the availability of these assays at the point-of-care should allow veterinarians to make diagnostic decisions faster, leading to more timely initiation of treatment, and position them to retain profit margin that otherwise would have been paid to external referral laboratories.

Qorvo is also developing our first equine assay, for endogenous ACTH, to screen for equine Cushing’s disease. This is a serious condition for horses since if it is not diagnosed and treated, it may lead to laminitis which can lead to death. We believe that this will be widely adopted by equine veterinarians and horse owners and expect this to launch in 2023.

In addition to the assays being completed by Qorvo, we have now acquired a license from Qorvo to develop TRUFORMA assays on our own, and we intend to build a robust pipeline of assays during 2023 that will see completion and launch in 2024. Our goal is to build a steady stream of new assays that will establish a consistent cadence of launches to build the menu for the TRUFORMA instrument.

TRUVIEWTM Digital Microscopy Platform

As part of our acquisition of the assets of Revo Squared in June of 2022, we acquired rights to the MicroView® digital microscopy platform in development which we have rebranded as the TRUVIEW system. This technology features a cutting-edge liquid lens imaging platform to provide best in class microscopic images, while incorporating proprietary automated slide preparation technology, which we believe will both reduce staff time needed to prepare slides and also significantly reduce the number of slides that fail to provide a diagnostic image due to suboptimal slide manual slide preparation.

Our proprietary TRUVIEW platform, which is planned to launch in the first half of 2023, is intended to assist with a clinic’s critical slide prep needs in a number of ways, including:

-	Freeing up the veterinary technician, who traditionally would have invested 10 minutes or more in preparing a slide to capture digital images for pathologic diagnosis;

-	Providing consistent automated preparation to help reduce errors that make an accurate diagnosis difficult; and

-	Improving workflow and allowing more economic control by providing flexibility to the veterinarian in either using the microscope to interpret the slides themselves, or if they choose, sending the images out digitally to be read by one of our contract pathologists This provides enhanced flexibility and reduced costs to the practices versus competitive systems, which often require all slides to be sent out to be read by a pathologist, at significantly higher cost than if the veterinarian does their own interpretation.

TRUSOUND™ Ultrasound

In addition, and as part of our acquisition of the assets of Revo Squared in June of 2022, we acquired a line of digital ultrasound products that offer remote training and coaching (via telemedicine). We intend to rebrand these products as TRUSOUND Ultrasound to our customers in the United States. While ultrasound is less of a strategic growth imperative for Zomedica, we believe our private labeled system has advantages that customers have traditionally sought out from Revo Squared, including the ability to receive training and coaching in the use of ultrasound from our experts. We plan to continue offering ultrasound equipment through our field sales team and will leverage internal and external ultrasound experts to continue to offer telemedicine consultation and ultrasound training to our customers.

VetGuardianTM Zero-Touch Vital Signs Remote Monitoring Platform

As part of a distribution agreement entered in January of 2023, we acquired the non-exclusive rights to distribute and commercialize the VetGuardian zero-touch vital signs remote monitoring system. This system enables contact-free, continuous monitoring of pets' vital signs, including temperature, pulse, and respiration ("TPR"). With its patented doppler technology, the VetGuardian monitor can capture vital signs in real time without harnesses or wired leads on the pet, thus allowing pet patients to rest comfortably during recovery at veterinary facilities. The system is easily set up by clinic staff and connected to the cloud using a smartphone app, after which monitoring of multiple monitors on a single screen is enabled by connecting to the MyZomedica® web portal. Veterinarians receive real-time notifications should the vital signs fall outside their customizable range, and they can remotely observe patient data from anywhere via a smart device.

Therapeutic Products

PulseVet® Electrohydraulic Shock Wave Platform

Our PulseVet products utilize electrohydraulic shock wave generation technology in which a submerged high voltage spark gap is used to generate an expansive plasma bubble in front of a focusing reflector. The resultant high pressure acoustic energy wave is directed and focused into the treatment animal to induce therapeutic healing effects.

The PulseVet business reflects a ‘razor/razor-blade’ model in which the consumables are required to be refurbished after approximately 50 procedures. Customers purchase a ProPulse® generator unit as well as one or more handheld therapy delivery devices called “Trodes.” Each Trode has a defined duty cycle of 50,000 individual pulses, which will deliver approximately 50 therapy sessions depending on how many pulses the veterinarian prescribes for a particular treatment session. Once a Trode has reached the end of its duty cycle, the customer returns the unit to us, where it is refurbished and resold.

PulseVet shock wave therapy systems can treat a broad range of musculoskeletal issues, such as bone healing, tendonitis, torn ligaments, osteoarthritic and degenerative joint disease, including back and neck pain, and difficult to heal wounds such as a lick granuloma. As we have developed the PulseVet technology, the number of indications has increased, and we intend to continue investing in the development of new indications in the future.

In September of 2021, Pulse Veterinary Technologies introduced the X-Trode, a new handpiece which eliminates the need for sedating small animal patients in most cases. We have increased our focus on selling PulseVet products to small animal customers and have seen encouraging adoption in this market in 2022. The small animal market is significantly larger than the equine market, with approximately 12.5 times the number of small animal veterinary practices in the US compared with equine focused veterinary practices. Currently PulseVet products are used actively in approximately half of equine practices in the U.S.

We are conducting several clinical studies of shock wave therapy, including:

●	a study designed to measure efficacy in treating osteoarthritis (“OA”) in small animals with the X-Trode. Animals are randomly divided into two groups, with and without shock wave treatment, and are be monitored for pain, functionality, and disease progression for 12 months. This study began in the third quarter of 2022 and data collection is expected to be completed two to three years after commencement; and

●	a study designed to measure safety and efficacy in treating pulmonary disease in horses. Historically, shock wave therapy has not been applied to the lungs. However, recent studies by independent equine veterinarians have shown that the lungs can be treated safely. Based on this early research, Zomedica is sponsoring an additional study to more fully evaluate this new indication. This study is examining the effect of shock wave therapy on exercise induced pulmonary hemorrhage in horses. This study began in the fourth quarter of 2022 and data collection is expected to be completed one year after commencement.

We are also participating in studies that are being conducted by independent investigators, including:

●	a randomized, double blinded, crossover study of 24 dogs that previously had Tibial Plateau Leveling Osteotomy (“TPLO”) surgery and are currently presenting with OA. The animals will be treated with shock wave therapy and monitored for pain and functionality for 12 months. This study began in the first quarter of 2022 and data collection is expected two years after commencement; and

●	a study to document small animal tolerance of the X -Trode vs. the traditional trode. This study is examining pain caused by treatment with the X -Trode compared to a traditional trode in dogs without sedation. This study began in the first quarter of 2021.Data collection is now complete and data analysis is in progress.

Assisi® targeted Pulsed Electromagnetic Field Therapy (tPEMF) line of products.

Our Assisi products, including the Assisi Loop®, Assisi Loop Lounge®, and DentaLoop® devices, treat pain and inflammation through delivery of targeted pulsed electromagnetic field focused energy (tPEMF). Our Assisi Calmer Canine® devices utilize tPEMF to treat separation anxiety in small animals.

Targeted Pulsed Electromagnetic Field (tPEMF™) therapy delivers a micro-current to damaged tissue that is precisely tuned to trigger an animal’s own natural anti-inflammatory process. The electromagnetic signal, which is one-one-thousandth the strength of a cell phone, stimulates cellular repair by upregulating the body’s own production of endogenous nitric oxide (NO).

The biological effect of that induced current is the functional therapeutic component of tPEMF technology. Enhancing nitric oxide, the body’s own anti-inflammatory molecule, has several biotherapeutic effects depending on the target tissue and the specific characteristics of the tPEMF waveform used.

We commercialize the Assisi tPEMF products primarily to our network of 4,000 veterinarians. We also offer the products for sale through numerous channels including for sale on our own website to both veterinarians and pet owners, through traditional veterinary distributors such as MWI, Midwest Veterinary Supply, and others, and through online retail channels such as Amazon.

License Agreements

TRUFORMA® Platform

In November of 2018, we entered into a development and supply agreement with Qorvo, focused on bringing their piezo-electric BAW sensor to the veterinary health sector. Under the terms of this agreement, we had exclusive global rights to develop and market Qorvo's investigational point-of-care diagnostic platform for veterinary use during the term. Under that agreement, we jointly collaborated with Qorvo on the development of our TRUFORMA instrument and related diagnostic assays. Although this joint development work initially targeted five assay cartridge candidates to detect thyroid and adrenal disorders in dogs and cats, we expanded work on these assays in 2020 to include a canine gastrointestinal panel with three additional assays. Under the legacy agreement, Qorvo not only developed our TRUFORMA instrument and assays, but also was responsible for the manufacture and supply of TRUFORMA instruments and cartridges to us.

In January of 2023, we entered into new agreements with Qorvo. The agreements include a worldwide exclusive license agreement, a transition services agreement, and a BAW sensor supply agreement. Collectively, these agreements expand our rights and responsibilities for the TRUFORMA product line. Under the license agreement, we paid an upfront license fee of $4,000 for global exclusive rights to the platform and will owe an additional license fee once we achieve installation qualification for the cartridge production equipment in our Roswell, GA facility. Additionally, we have the option to pay a license fee in year ten, which will extend our exclusivity under the license agreement in perpetuity, a right we did not have in the original agreement.

Under the transition services agreement, we will pay Qorvo a market based hourly rate, for up to the next two years, for work to transition the manufacturing, research, and development practices around the TRUFORMA platform. This transition includes the sharing of industry knowledge, design history files, manufacturing equipment sourcing, and setup practices to our personnel.

We also entered into a new BAW sensor supply agreement with Qorvo. This agreement allows Zomedica to purchase Qorvo’s proprietary BAW sensors for use in the TRUFORMA instrument. It also provides for exclusivity provisions such that Qorvo will not sell BAW sensors for use in a diagnostic product in the animal health sector during the term of our supply agreement.

Collectively, these agreements will give Zomedica control of the future of the TRUFORMA platform, subject to royalty fees and BAW sensor supply requirements once the transition period is completed. We intend to accelerate investment in this platform which should benefit Zomedica in two key ways:

-	We are currently evaluating market opportunities for our next set of potential assays and will select the most attractive options for future development. We intend to invest additional resources to focus on expanding shelf life and seeking to improve temperature sensitivity of the cartridges; and

-	We believe we can implement measures to reduce the cost of manufacturing cartridges, thus potentially improving the margins of the TRUFORMA product line. This could provide more flexibility to respond to changes in demand for cartridges through its production scheduling.

PulseVet® Platform

The technology used in our PulseVet products is licensed to us pursuant to a license agreement with SANUWAVE, Inc. Under the license agreement, we have a worldwide, exclusive license under specified patents to develop and commercialize products in the veterinary field. In 2019, the license was converted to a worldwide, irrevocable and perpetual, exclusive license in exchange for a one-time payment.

Assisi Loop® Platform

The technology used in our Assisi Loop product line is licensed to us pursuant to an amended license agreement from 2016 with Rio Grande Neurosciences Inc, a Delaware Corporation. Under this license agreement, we have a worldwide, exclusive license under specified patents to develop and commercialize products in the veterinary field. The license agreement has been paid for in full and no future royalties or milestone payments are owed.

Legacy Programs

As a result of an internal strategic review, we are focusing our development and commercialization efforts on our TRUFORMA®, PulseVet®, and Assisi Loop platforms, distributing and commercializing the VetGuardian® platform, and finalizing the development and launch of our TRUVIEWTM digital microscopy platform. We believe focusing on these will enable us to capitalize on our core strengths and accelerate the commercialization of these existing platforms.

Seraph Biosciences, Inc.

In May of 2018, we entered into a development, commercialization, and exclusive distribution agreement with Seraph Biosciences, Inc. ("Seraph") a human biomedical device company. Under the terms of this agreement, we have exclusive global veterinary industry rights, except for (i) food safety or animal product or byproduct applications and (ii) animal import/export control applications, to develop and market a novel pathogen detection system in the form of a point-of-care diagnostic instrument. The agreement covers potential development and validation of fecal/urine pathogen detection assays.

Celsee, Inc.

In January of 2017, we entered into a collaborative research agreement with Celsee, Inc., (“Celsee”), a developer of diagnostics for the detection and quantification of cells and other markers. Subsequent to this agreement, in December 2017, we entered into a license and supply agreement with Celsee for exclusive global rights to develop and market Celsee’s liquid biopsy platform. The agreement with Celsee covers the potential development and commercialization of liquid biopsy assays and related consumables for the detection of cancer in companion animals.

In January of 2020, we amended and restated the Celsee agreement to acknowledge the completion of the initial development work and to provide for definitive supply and pricing terms for the liquid biopsy instrument and related consumables. In March of 2021, we amended the Celsee agreement to clarify certain exclusionary provisions related to rights granted to us. Under the terms of the restated agreement, we continue to have exclusive, veterinary oncology care, global rights to develop and market Celsee’s liquid biopsy platform for use by veterinarians as a cancer diagnostic.

Celsee was subsequently acquired in April of 2020 by Bio-Rad Laboratories, Inc., which has focused their efforts on other internal programs. While a patent was issued to Zomedica Corp. by the United States Patent & Trademark Office in November of 2022 covering a portion of the early work done by Celsee before it was acquired, neither company has an active development project currently underway.

Research and Development

We engage in development work on our diagnostic and therapeutic platforms through our internal R&D team and in conjunction with our strategic partners. We developed the TRUFORMA® platform in conjunction with Qorvo. Pursuant to the license agreement entered in January 2023, Qorvo will continue to work with us on the development of in-process assays, however, we plan to develop future assays through our internal R&D team. We collaborate with Structured Monitoring Products to guide development activities for VetGuardian™ products and engage contract research organizations (CROs) to support development work when needed. In connection with these activities, we have incurred and will continue to incur significant research and development expenses. Our research and development expenses were $2,578 for the year ended December 31, 2022, and $1,673 for the year ended December 31, 2021.

Sales and Marketing

We market our products in the U.S. through use of our own sales force, which includes 35 sales representatives, including inside sales, Professional Services Veterinarians, Sales Directors, and our Vice President of Sales as of December 31, 2022.

While our products are generally sold directly to veterinary professionals or through on-line orders, we also use third party distributors in the U.S., particularly for the Assisi Loop® product line, and anticipate leveraging U.S. distributors for more of our products in the future.

Our TRUFORMA® platform strategy is (i) to build an installed base of instruments through our Customer Appreciation Program (“CAP”) in order to drive demand for our assays, and (ii) to bring new assays to market as rapidly as possible, both to increase revenue and to build the value proposition for the TRUFORMA instrument. Consistent with this strategy, we are currently offering to provide TRUFORMA instruments to veterinarians at no cost in exchange for a commitment by the customer to utilize the assays. We believe that this program will enable us to add future assays more quickly to the platform, with limited additional customer acquisition or training costs or added service burden.

As a part of the Revo Squared asset acquisition, we acquired a line of digital ultrasound products with remote training and coaching (via telemedicine). We offer these products to our customers in the United States, through both our field sales team and our inside sales team. While ultrasound is less of a strategic growth imperative for Zomedica, we believe our private labeled system has many advantages that customers have traditionally sought from Revo Squared, including the ability to receive training on use of ultrasound from some of our experts. We plan to continue offering ultrasound equipment through our field sales team and will leverage internal and external ultrasound experts to continue to offer telemedicine consultation and ultrasound training to our customers.

Our PulseVet® platform is sold directly to equine and small animal veterinarians in the U.S. and to Equine veterinarians in Japan through a wholly owned subsidiary. Outside the United States and Japan, we sell PulseVet products primarily through a network of distributors.

PulseVet products have traditionally been widely adopted in the equine market but had limited adoption in the small animal market due to the need to sedate small animals to comfortably provide treatments. In September of 2021 the PulseVet companies launched the X-Trode product for use in the small animal market. We believe that the X-Trode will significantly expand the market opportunity for the use of shock wave technology because small animal veterinarians will no longer need to sedate an animal in order to provide a comfortable treatment. Small animal adoption was a key focus of our US field sales force in 2022, and we saw significant interest and increased adoption in this segment versus prior years.

Our Assisi Loop product line includes the Loop Lounge® line of reusable treatment beds, the DentaLoop® for pain and inflammation of the teeth and gums, and the Calmer Canine® product for separation anxiety. We commercialize these products to veterinarians and end users alike through three channels: 1) we sell these products on our own website to both Veterinarians and pet owners, 2) we sell through traditional veterinary distributors such as MWI, Midwest Veterinary Supply and others, and 3) we sell through retail channels such as Amazon.

We provide a product warranty to customers in the event of defects in our products. The warranty period can vary from 12 months to 24 months and covers the cost of shipping a temporary unit while the customer's unit is being serviced.

Manufacturing

PulseVet® Platform

We manufacture our PulseVet system in our newly renovated global manufacturing and operations center in Roswell, Georgia. We invested $1,100 in this facility to expand our footprint and capacity for planned trode refurbishment and sales growth as well as new product lines.

Our PulseVet products are assembled by us from readily available components. We assemble our products in Roswell, Georgia, and distribute our products in North America, South America, Europe, and Asia. We assemble and refurbish our Trodes in our facility in Roswell, Georgia and use a contract manufacturing company in Switzerland to assemble our products for sale in Japan. Although most components essential to our PulseVet business are generally available from multiple sources, we obtain printed circuit boards (“PCBs”) from two manufacturers. Palladium, a precious metal that is a key component in the production of our Trodes, is heavily mined and sourced from Russia and Ukraine. Although we have seen small disruptions in lead time due to the current conflict in the region, our use of multiple precious metal service companies and lack of sole sourcing has minimized the impact.

TRUFORMA® Platform

Currently TRUFORMA cartridges and instruments are manufactured by Qorvo, then shipped to our Roswell facility for distribution. Under the restructured TRUFORMA agreements, Qorvo will support the transition of instrument manufacturing from their contract manufacturer, and cartridge manufacturing from their facility in Plymouth, MN to our Roswell, GA facility. They will be compensated at an hourly rate for these transition services until we assume instrument and cartridge manufacturing responsibility, currently estimated to take place no later than the first half of 2024.

Assisi® Products

The Assisi line of products is manufactured by two contract manufacturing organizations, ADM Tronics Unlimited, LLC in New Jersey and Evolve Manufacturing Technologies in California. Final packaging and shipping are currently provided by the Wheelership, LLC in New Jersey. Distribution of Assisi products will transition to our Roswell facility in 2023.

TRUVIEWTM Digital Microscopy

We anticipate manufacturing, warehousing, and shipping the TRUVIEW digital microscopy system at our Roswell, Georgia manufacturing facility beginning in the first half of 2023.

We purchase ultrasound components from a supplier in Europe for use in our proprietary ultrasound system. We complete final assembly and customization in Roswell, GA to include proprietary telemedicine components that enable our expert ultrasound technicians to view and control the customer’s system remotely in real time as they conduct training or coaching sessions.

Intellectual Property

We rely primarily upon a combination of in-licensed exclusive rights, patents, proprietary know-how, and confidentiality agreements to protect our processes, methods, and other technologies, to preserve any trade secrets, and to operate without infringing on the proprietary rights of other parties, both in the United States and in other countries.

Our TRUFORMA® instrument and the related assays, as well as our PulseVet® technology are dependent on intellectual property developed by our strategic partners and licensed to us. We do not own the intellectual property rights that underlie these technology licenses. Our rights to use the licensed technology are subject to the negotiation of, continuation of, and compliance with the terms of our licenses. In certain instances, we have continuing sale rights after the termination of the applicable license agreement.

We own two issued U.S. patents and have filed one additional U.S. patent application, in addition, we have filed two Patent Cooperation Treaty ("PCT") applications for international protection. These patents and applications are focused on inventions related to parasite detection, urinary tract infection detection, or identification of cancer cells in blood. While we are not currently developing products that use these inventions, we will continue to pursue these filings and maintain an active patent portfolio.

We acquired a portfolio of five U.S. patents, including one PCT and two continuation patents, together with sixteen foreign patent and patent applications for the Assisi Loop® and Assisi Calmer Canine® products. Following the acquisition of the Revo Squared assets, we expanded the original U.S. patent application by filing five continuation applications and also filed an additional four U.S. patent applications to cover the TRUVIEWTM microscope.

We depend upon the skills, knowledge, and experience of our management personnel, as well as that of our other employees, advisors, consultants, and contractors, none of which are patentable. To help protect our know-how, and any inventions for which patents may be difficult to obtain or enforce, we require all our employees, consultants, advisors, and other contractors to enter into customary confidentiality and assignment of inventions agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries, and inventions important to our business.

Competition

In the diagnostic market, our potential competitors include large veterinary diagnostics companies, small businesses focused on animal health, and reference laboratory services provided by academic institutions and in-clinic product providers. These competitors include Idexx Laboratories, Inc., Antech Diagnostics (a unit of Mars Inc.), Heska Corporation, Bionote USA Inc., and Zoetis Inc, and its wholly owned subsidiary, Abaxis, Inc.

In the shock-wave market we face competition from laser devices offered by entities such as Companion Animal Health, a division of LiteCure, LLC, Respond Systems Incorporated and Summus Medical Laser, LLC. Additionally, ELvation Medical GmbH markets a Piezo Shockwave system that competes with the PulseVet products and is sourced from Karl Storz in Germany.

Assisi faces competition from Respond Systems Incorporated, which manufactures a line of Pulsed Electro Magnetic Therapy products, primarily in a bed format which most closely compares to the Assisi Loop Lounge® line of products.

In-clinic ultrasound can be an extremely versatile tool for veterinarians today. It can be useful in diagnosing, or ruling out a variety of cardiac, urinary, and GI conditions. The veterinary ultrasound equipment market is a highly competitive market, with major companies such as Sound, a division of Antech, Heska and Universal Imaging, among others providing equipment options to customers. In the services category, two smaller companies, Oncura Partners and WeeSeeYou each offer ultrasound training and interpretation services. We intend to offer our private label ultrasound system to customers and will include a limited amount of training with the purchase of each system. Once a customer exceeds the amount of included training, we would charge a modest fee per case. We are evaluating whether to offer more in-depth training programs for operators new to in-clinic ultrasound.

Our TRUVIEW platform, which is in development and is expected to launch in the first half of the year, will also enter a competitive market. Several major competitors offer some type of digital microscopy system ranging from Zoetis’ Imagyst™ for fecal, urine and cytology testing, to Heska’s Element AIM™ which is optimized for fecal and urine testing, to Idexx’ Digital Cytology™ platform.

Many of our competitors and potential competitors have substantially more financial, technical, and human resources than we do. Many also have more experience in the development, manufacture, regulation and worldwide commercialization of animal diagnostics and medical devices. If our intellectual property protection fails to provide us with exclusive marketing rights for some of our products, we may be unable to effectively compete in the markets in which we participate.

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

Human Capital

As of December 31, 2022, we had 85 employees. Of our employees, 5 are engaged in research and development activities, 45 are engaged in business development, sales and marketing activities, 16 are in operations and manufacturing, and 19 are engaged in corporate and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements.

1A. Risk Factors

(All amounts are expressed in thousands unless otherwise indicated)

Risks Related to our Business

We have a limited operating history, are not profitable, and may never become profitable.

We are generating revenues from our products but we expect to continue to incur significant research and development costs and administrative expenses. Our net loss and comprehensive loss for the years ended December 31, 2022, and December 31, 2021, was $17,860 and $18,382. Our accumulated deficit as of December 31, 2022, was $136,404. As of December 31, 2022, we had total shareholders’ equity of $267,392. We expect to continue to incur losses for the foreseeable future, as we continue our integration efforts in relation to the Assisi and Revo Squared asset acquisitions, the distribution of the VetGuardian product, and our product development and commercialization activities. Even if we succeed in developing and broadly commercializing our products, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or cease operations.

We have devoted and expect to continue to devote a significant portion of our financial and managerial resources on the development and commercialization of our products and cannot be certain that they will be successfully commercialized.

The successful development and commercialization of our products will depend on several factors, including the following:

●	the successful validation, verification, and testing of new products to ensure efficient, accurate, and consistent performance;
●	our ability to provide a suite of products that customers believe address their needs and provide sufficient economic justification for acquiring them;
●	our ability to successfully market our products;
●	the availability, perceived advantages, relative cost, relative safety, and relative efficacy of our products compared to alternative and competing products;
●	the acceptance and utilization of our products by veterinarians, pet owners, and the animal health community;
●	our ability to convince the veterinary community of the clinical utility of our products and their potential advantages over existing tests and devices;
●	the willingness or ability of animal owners to pay for our products and the willingness of veterinarians to recommend our products; and
●	the willingness of veterinarians to utilize our diagnostic tests and devices.

Many of these factors are beyond our control. Accordingly, we cannot assure you that we will be successful in developing or commercializing our current or any of our future products. If we are unsuccessful or are significantly delayed in developing and commercializing our products, our business and prospects will be materially adversely affected, and you may lose all or a portion of your investment.

We face unproven markets for our existing and future products.

The animal diagnostic and medical device markets are less developed than the related human markets and as a result no assurance can be given that our existing and future products will be successful. Animal owners, veterinarians, or other veterinary health providers in general may not accept or utilize any products that we may develop or acquire. The animal care industry is characterized by rapid technological changes, frequent new product introductions and enhancements, and evolving industry standards, all of which could make our products obsolete. Our future success will depend on our ability to keep pace with the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop because of technological and scientific advances. We must continuously enhance our product offerings to keep pace with evolving standards of care. If we do not update our product offerings to reflect new scientific knowledge or new standards of care, our products could become obsolete, which would have a material adverse effect on our business, financial condition, and results of operations.

Our existing and future products will face significant competition and may be unable to compete effectively.

The development and commercialization of veterinary diagnostics and medical devices is highly competitive, and our success depends on our ability to compete effectively with other products in the market and identify potential partners for additional development and commercialization.

There are several competitors in the companion animal diagnostic market that have substantially greater financial and operational resources and established marketing, sales and service organizations. We expect to compete primarily with commercial clinical laboratories, hospitals’ clinical laboratories, other veterinary diagnostic equipment manufacturers and other energy-based therapeutics companies. Our principal competitors in the veterinary diagnostic market are IDEXX Laboratories, Inc., Antech Diagnostics (a unit of Mars Inc.), Abaxis, Inc. (a wholly owned subsidiary of Zoetis Inc.), Heska Corporation, Zoetis Inc. In the veterinary therapeutic device market, our principal competitors are Companion Animal Health (a division of LiteCure, LLC), Summus Medical Laser, LLC, ELvation Vet USA, and other veterinary laser manufacturers. We must develop our distribution channels and build our direct sales force to compete effectively in the veterinary market.

The economic impact of the ongoing COVID-19 pandemic (or other outbreaks, epidemics, pandemics, or public health crises) could adversely affect our financial condition and results of operations.

For nearly the past three years, the ongoing COVID-19 pandemic and efforts to control its spread have significantly impacted the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. The pandemic has resulted in and may continue to or at a later time result in, a global slowdown of economic activity, including travel restrictions, prohibitions of non-essential activities in some cases, disruption and shutdown of businesses and greater uncertainty in global financial markets.

Deteriorating economic and political conditions caused by the ongoing COVID-19 pandemic, such as increased unemployment, decreased capital spending, declines in consumer confidence and economic slowdowns or recessions, have caused and could continue to cause a decrease in demand for our products and services. The severity, magnitude and duration of the ongoing COVID-19 pandemic is hard to predict due to uncertainty surrounding severity and transmission rates of new variants and rate of public acceptance and efficacy of vaccines and other treatments. We may not be able respond to the impacts of the ongoing COVID-19 pandemic on a timely basis to prevent near- or long-term adverse impacts to our results of operations. Although the immediate impacts of the COVID-19 pandemic have been assessed and mitigated, the ultimate extent of the impact of this ongoing pandemic, including as a result of possible subsequent outbreaks of COVID-19 or of new variants thereof and measures taken in response thereto, will depend on future developments, which remain highly uncertain and cannot currently be predicted. Any negative impact on our business, financial condition, results of operations and cash flows cannot be reasonably estimated at this time, but the ongoing COVID-19 pandemic could lead to extended disruption of economic activity and the impact on our business, financial condition, results of operations and cash flows could be material.

Although many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains, particularly in China and other parts of Asia. The growth in economic activity and in the demand for goods and services, coupled with labor shortages and supply chain disruptions, has also contributed to rising inflationary pressures and the risk of recession. Given the ongoing dynamic nature of variants of COVID-19, it is difficult to predict the full impact of the ongoing COVID-19 pandemic outbreak on our business. As the result of the ongoing COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to a number of risks, any of which could have a material, adverse effect on our business, financial condition, liquidity and cash flow, results of operations, ability to execute our growth strategy.

The Company’s operations and performance depend on global and regional economic conditions and adverse economic conditions can adversely affect the Company’s business, results of operations and financial condition.

Adverse macroeconomic conditions, including inflation, slower growth or recession, geopolitical conflict, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations can materially adversely affect demand for the Company’s products and services. In addition, consumer confidence and spending can be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs and other economic factors. In addition to an adverse impact on demand for the Company’s products, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on the Company’s suppliers, logistics providers, distributors, and other channel partners. Potential effects include financial instability; inability to obtain credit to finance operations and purchases of the Company’s products; and insolvency.

Disruption in the global supply chain could increase our costs and delay, prevent or impair our ability to manufacture our products and satisfy customer demand, which could have a material adverse effect on our business, operating results and financial condition.

We rely on our developmental partners and third-party suppliers and manufacturers to develop and manufacture our products. Global supply chains have been significantly disrupted by the COVID-19 pandemic, the Russia-Ukraine conflict, and other factors. For example, supply disruptions have led to a global shortage of semiconductor chips. In addition, shipping delays have increased, and transportation costs have risen significantly. As a result, component costs have increased, and the supply of materials has become less certain and more unpredictable. Any interruption or delay in the supply of parts and components for our products, or the inability to obtain those parts or components at acceptable prices and within a reasonable amount of time, could increase our costs and delay, prevent or impair our ability to manufacture our products and satisfy customer demand, which could have a material adverse effect on our business, operating results and financial condition.

Our dependence on suppliers could limit our ability to develop and commercialize certain products.

We rely on third-party suppliers to provide components in our products, manufacture products that we do not manufacture ourselves, and perform services that we do not provide ourselves. Because these suppliers are independent third parties with their own financial objectives, actions taken by them could have a materially negative effect on our results of operations. The risks of relying on suppliers include our inability to enter into contracts with third-party suppliers on reasonable terms, inconsistent or inadequate quality control, relocation of supplier facilities, supplier work stoppages and suppliers’ failure to comply with applicable regulations or their contractual obligations. Problems with suppliers could materially negatively impact our ability to complete development, supply the market, lead to higher costs or damage our reputation with our customers.

In addition, we currently purchase some products and materials from sole or single sources. Some of the products that we purchase from these sources are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. To mitigate risks associated with sole and single source suppliers, we will seek when possible to enter into long-term contracts that provide for an uninterrupted supply of products at predictable prices. However, some suppliers may decline to enter into long-term contracts, and we are required to purchase products with short term contracts or on a purchase order basis. There can be no assurance that suppliers with which we do not have contracts will continue to supply our requirements for products, or that suppliers with which we do have contracts will always fulfill their obligations under these contracts, not exercise termination rights under the agreement, or that any of our suppliers will not experience disruptions in their ability to supply our requirements for products. In cases where we purchase sole and single source products or components under purchase orders, we are more susceptible to unanticipated cost increases or changes in other terms of supply. In addition, under some contracts with suppliers we have minimum purchase obligations, and our failure to satisfy those obligations may result in loss of some or all of our rights under these contracts or require us to compensate the supplier. If we are unable to obtain adequate quantities of products in the future from sole and single source suppliers, we may be unable to supply the market, which could have a material adverse effect on our results of operations.

Our strategic partnerships are important to our business. If we are unable to maintain any of these partnerships, or if these partnerships are not successful, our business could be adversely affected.

We have entered into strategic relationships that are important to our business and we expect to enter into similar relationships as part of our growth strategy. These relationships may pose a number of risks, including:

●	partners may have significant discretion in determining the efforts and resources that they will apply to these relationships;
●	partners may not perform their obligations as expected;
●	partners may not pursue development of our product candidates or may elect not to continue or renew development based on development results, changes in the partners’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
●	disagreements with partners, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research and development of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time consuming and expensive;
●	partners may not properly maintain or defend their intellectual property rights or may use proprietary information in such a way as to invite litigation that could jeopardize or invalidate the intellectual property or proprietary information or expose us to potential litigation;
●	partners may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	there may be conflicts between different partners that could negatively affect those partnerships and potentially others; and
●	the number and type of our relationships could adversely affect our attractiveness to future partners or acquirers.

If any strategic alliances we enter into do not result in the successful development of our product candidates or if one of our partners terminates its agreement with us, we may not be able to successfully develop our product candidates, our continued development of our product candidates could be delayed, and we may need additional resources to develop additional product candidates. All of the risks relating to our product development, regulatory approval and commercialization also apply to the activities of our partners and there can be no assurance that our agreements will produce positive results or successful products on a timely basis or at all.

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

We may in the future determine to partner with additional life science and technology companies for development of additional products. We face significant competition in seeking appropriate partners. Our ability to reach a definitive agreement for partnership will depend, among other things, upon our assessment of the partner’s resources and expertise, the terms and conditions of the proposed partnership and the proposed partner’s evaluation of a number of factors. If we are unable to reach agreements with suitable partners on a timely basis, on acceptable terms, or at all, we may not be able to access technologies that are important for the future development of our business. If we elect to fund and undertake development activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into future strategic alliances and do not have sufficient funds or expertise to undertake the necessary development activities, we may not be able to further develop our product candidates and our business may be materially and adversely affected.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop any of our existing or future product candidates, conduct our in-licensing and development efforts, and commercialize any of our existing or future products.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We are highly dependent upon our senior management, particularly Larry Heaton, our Chief Executive Officer, Ann Marie Cotter, our Chief Financial Officer, Tony Blair, our Chief Operating Officer, Adrian Lock, our Vice President and General Sales Manager, and Karen DeHaan-Fullerton, our General Counsel. The loss of services of any of these individuals could delay or prevent the achievement of our business objectives.

If we are not able to manage growth successfully, this could adversely affect our business, financial condition, and results of operations.

Continued growth may place a significant strain on financial, operational, and managerial resources. We must continue to implement and enhance our managerial, operational, and financial systems, expand our operations, and continue to recruit and train qualified personnel. There can be no assurance that our strategic and operational planning will allow us to adequately manage anticipated growth. In addition, the expense associated with increased manufacturing and sales/marketing may exceed our expectations. Any inability to successfully manage growth could have a material adverse effect on our business, operating results, and financial condition.

A failure of Zomedica’s information technology (IT) and data security infrastructure could adversely impact our business, operations, and reputation.

Zomedica relies upon the capacity, reliability, and security of its IT and data security infrastructure, as well as its ability to expand and continually update this infrastructure in response to the changing needs of its business. If Zomedica experiences a problem with the functioning of an important IT system or a security breach of our IT systems, including a potential ransomware attack, due to failure to timely upgrade systems or during system upgrades and/or new system implementations, the resulting disruptions could have an adverse effect on our business.

Zomedica and certain of its third-party vendors receive and store personal information in connection with Zomedica’s human resources operations and other aspects of our business. Despite implementation of security measures, our IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack, ransomware attack, and other similar disruptions. Any system failure, accident, or cyber security breach or incident could result in disruptions to our operations. A material network breach in the security of our IT systems could lead to vendor payments being paid to fraudulent bank accounts and the theft of intellectual property, trade secrets, customer information, human resources information, or other confidential information. To the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to our reputation, affect our relationships with its customers and vendors, lead to claims against us and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

We are now considered a smaller reporting company, and as such, are not required to provide the same level of information in our filings that a larger reporting company is. This reduction in the amount and depth of information could adversely affect investor insights and decision making.

We are a smaller reporting company as defined in the Exchange Act, and we will remain a smaller reporting company until the fiscal year following:

-	The determination that our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter; or

-	Our annual revenue is more than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter.

Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

Further, as a non-accelerated filer, we will not be required to provide an auditor attestation of management's assessment of internal control over financial reporting, which is generally required for SEC reporting companies under Sarbanes-Oxley Act Section 404(b), and, in contrast to other reporting companies, we’ll have more time to file our annual and periodic reports.

We may choose to take advantage of the available exemptions for smaller reporting companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our shares price may be more volatile.

Severe weather events, including the effects of climate change, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition. In addition, climate change legislation, regulatory initiatives and litigation could result in increased operating costs or, in some instances, adversely impact demand for our products.

Climate change may affect the occurrence of certain natural events, the incidence and severity of which are inherently unpredictable, such as an increase in the frequency or severity of wind and thunderstorm events, and tornado or hailstorm events due to increased convection in the atmosphere; more frequent wildfires and subsequent landslides in certain geographies; higher incidence of deluge flooding; and the potential for an increase in severity of the hurricane events due to higher sea surface temperatures.

As a result, our business, including our customers and suppliers, may be exposed to severe weather events and natural disasters, such as tornadoes, tsunamis, tropical storms (including hurricanes), earthquakes, windstorms, hailstorms, severe thunderstorms, wildfires and other fires, which could cause operating results to vary significantly from one period to the next. These changes could negatively impact customer demand for our products and services as well as our costs and ability to produce and distribute our products and services.

We may incur losses in our business in excess of: (1) those experienced in prior years, (2) the average expected level used in pricing, or (3) current insurance coverage limits. The effects of climate change also may impact our decisions to construct new facilities or maintain existing facilities in any areas that are or become prone to physical risks, which could similarly increase our operating and material costs. We could also face indirect financial risks passed through the supply chain that could result in higher prices for our products and resources as well as the resources needed to produce them, including higher energy costs. Additionally, climate change may adversely impact the demand, price and availability of property and casualty insurance. Due to significant economic variability associated with future changing climate conditions, we are unable to predict the impact climate change will have on our business.

Risks Related to Our Recently Restructured Development and Commercialization Agreement with Qorvo

The failure to fully transition the appropriate knowledge and expertise from Qorvo could materially and adversely affect our results of operations.

As part of the transition agreement with Qorvo, both companies have agreed to a joint initiative to transfer applicable knowledge of processes and procedures. The quality of this transition is contingent on our ability to inquire, document, and absorb the information given and may be limited by several factors including time, quality and completeness of documentation provided by Qorvo, expertise at Zomedica to understand and interpret what is being provided, etc. Failure to adequately collect, document, and implement this information could lead to eventual delays in production, quality control issues, inventory shortfalls, an inability to meet customer demand, and other related matters that could hamper our relationships with both our suppliers and customer base.

We may not be able to leverage the same supplier relationships or production efficiencies that Qorvo was able to achieve, resulting in risk of increased costs, longer lead times, and a lower quality of product.

Qorvo has been able to build and leverage favorable relationships with their suppliers given their time in the industry and their significant volumes and related demand. Upon taking over the manufacturing process from Qorvo, we will need to build the same relationships with the same set of suppliers. Given our new entry into the market, this may prove difficult as some suppliers may not be willing to take on additional customers, we may not be able to get the same pricing as more established customers, and/or we may be given less priority in terms of demand. All of these could negatively impact the availability and cost of materials and impact our ability to produce and deliver products to our customers.

The long-term success envisioned when entering into this new agreement may not come to fruition if we are unable to attract, train, and keep the appropriate personnel required to manage the growth expected and the related changes in processes and procedures to effectively produce the cartridges on our own.

Transferring, implementing, and executing the production processes from Qorvo requires us to find personnel with specific skill sets that may not be readily available due in part to timing, availability, and geographic concerns. Should we struggle to find these skill sets, we could be forced to delay hiring or to hire those with less experience than required. While we feel we will eventually be able to train them to the appropriate levels, this could cause delays in the standing up of our production processes and an increase in the time needed to bring our products to market as a standalone company.

Failure of Qorvo to Provide BAW Sensors could lead to delays or an inability to manufacture cartridges.

Manufacturing the TRUFORMA cartridges is dependent on the supply of BAW Sensors from Qorvo. If Qorvo fails to deliver the sensors in accordance with forecast, modifies the sensors so that they can no longer work with the TRUFORMA products, discontinues production of the BAW sensors or otherwise terminates the BAW Sensor Supply Agreement, we could experience delays in manufacturing, or an inability to manufacture, cartridges.

Risks Related to Our Recently Completed Acquisitions of the PulseVet Companies and the Assisi Animal Health and Revo Squared Assets

We have incurred, and will continue to incur, significant transaction and integration costs in connection with our recent acquisitions and they could materially and adversely affect our results of operations.

We have incurred significant costs associated with the negotiation and consummation of our recent acquisitions and expect to incur additional significant costs in connection with the integration of their operations. The substantial majority of the costs incurred to date will be non-recurring expenses and will consist of transaction costs (e.g., legal, accounting), facilities and systems consolidation costs, and employment-related costs. Additional unanticipated costs may be incurred in the integration of our businesses. These expenses could materially and adversely affect our results of operations.

The failure to integrate our acquisitions successfully into our business could have a material adverse effect on our results of operations and financial condition.

In order to realize the expected benefits of our acquisitions, we must successfully integrate their respective operations with our existing operations. The integration of these acquisitions will be a time-consuming and expensive process and could significantly disrupt our business. The anticipated benefits of these transactions, including the realization of revenue, tax benefits, financial benefits or returns and expense and other synergies, may not be fully realized, or may take longer to realize than expected, and the integration may be more expensive, require more senior management involvement than expected, or be more disruptive to our existing operations than anticipated. In addition, COVID-19 pandemic-related risks may result in unanticipated regulatory, planning, and/or operational delays that may adversely impact the anticipated timeline and achievement of our ongoing integration goals. The integration process may result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures, and policies. Our failure to successfully integrate their operations or to otherwise realize any of the anticipated benefits of the acquisition could have a material adverse effect on our results of operations and financial position.

The failure to realize the anticipated growth opportunities from our acquisitions could have a material adverse effect on our results of operations and financial condition.

We may not realize the expected growth opportunities from our acquisitions even if we are able to integrate their operations successfully. We may incur unanticipated costs related to the operation of these acquisitions and we may not achieve the growth potential expected at the time of acquisition or on our expected time schedule as a result of a number of factors, including our inability to successfully cross-market their products. Accordingly, the benefits from the proposed acquisition may be offset by costs incurred or delays in integrating the companies, which could cause our operational and growth assumptions to be inaccurate. Our failure to realize the anticipated growth opportunities from our acquisitions could have a material adverse effect on our results of operations and financial condition.

The assumption of unknown liabilities (specific to the acquisition of the PulseVet Companies) could have a material adverse effect on our financial condition and results of operations.

Because we acquired all of the equity interests of the PulseVet Companies, we own the PulseVet Companies subject to all liabilities, including contingent and unknown liabilities. Pursuant to the transaction documents for the acquisition, there are limitations and conditions to our ability to recoup unanticipated losses from the former owner of the PulseVet Companies. We may also learn additional information about the PulseVet business that could adversely affect us, such as the existence of unknown liabilities, or matters that potentially affect our ability to comply with applicable laws.

If the PulseVet Companies’ liabilities are greater than expected, or if there are material additional obligations of which we are not aware, and if we have no recourse against the former owner of the PulseVet Companies for such matters, such liabilities could have a material adverse effect on our financial condition and results of operations.

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

From time to time, legislation is drafted and introduced in the U.S. Congress that could significantly change the statutory provisions governing the testing, regulatory clearance or approval, manufacture, and marketing of regulated and/or licensed products. In addition, FDA-CVM and USDA-CVB regulations and guidance are often revised or reinterpreted by the FDA-CVM and USDA-CVB in ways that may significantly affect our business and our products. Similar changes in laws or regulations can occur in other countries. Any new regulations or revisions or reinterpretations of existing regulations in the United States may impose additional costs or lengthen review times of any of our existing or future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

●changes to manufacturing methods;
●recall, replacement or discontinuance of certain products; and
●additional record-keeping.

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

Certain of our diagnostic and therapeutic technologies are dependent on intellectual property developed by our strategic partners and licensed to us. We do not own the intellectual property rights that underlie these technology licenses. Our rights to use the technology we license are subject to the negotiation of, continuation of, and compliance with the terms of our licenses. Further, we do not control the prosecution, maintenance, or filing of the patents and other intellectual property licensed to us, or the enforcement of these intellectual property rights against third parties. The patents and patent applications underlying our licenses were not written by us or our attorneys, and we do not have control over the drafting and prosecution of such rights. Our partners might not have given the same attention to the drafting and prosecution of patents and patent applications as we would have if we had been the owners of the intellectual property rights and had control over such drafting and prosecution. We cannot be certain that drafting and/or prosecution of the licensed patents and patent applications has been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

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

If we are unable to obtain trademark registrations for our products, our business could be adversely affected.

We have trademark registrations for our company name and composite marks comprised of our company name, logo and/or slogan in the U.S., Canada, European Union, the United Kingdom, and Mexico. We also have an allowed application for our name in the U.S. for an expanded listing of diagnostic testing equipment. We have secured registrations for our MYZOMEDICA platform in the U.S., Canada, the European Union, and the United Kingdom. In addition, we have registrations for our “Voice of the Vet” mark in the U.S., Canada, European Union and the United Kingdom.

We have also secured registrations for our in-clinic biosensor testing platform, TRUFORMA, with several product names in the U.S., Canada, the European Union, and the United Kingdom.

We own four live federal trademark registrations, including one for the TRUFORMA testing platform product, along with PROPULSE, VERSATRODE and VERSATRON and the tradename PULSEVET.

We acquired a portfolio of trademarks for ASSISI, ASSISI LOOP, CALMER CANINE, ASSISI DENTALOOP, and composite marks including a logo and/or slogan in the U.S. and various countries throughout the world. The assets acquired from Revo Squared include registrations for REVO SQUARED, a stylized fan shaped logo, and MICROVIEW in the U.S. Trademark applications have been filed in the U.S. for TRUVIEW, TRUPREP, TRUSOUND, SONOVIEW, SUPERVIEW and MICROPREP.

Third parties may have intellectual property rights, which may require us to obtain a license or other applicable rights to make, sell or use our products. If such rights are not granted or obtained, it could have a material adverse effect on our business, financial condition, and results of operations.

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

Risks Related to Our Common Shares

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

Examples of these include:

●any delays in, or suspension or failure of, any future studies;

●delays in the commercialization of our existing or future products;
●manufacturing and supply issues related to our existing or future products;
●	quarterly variations in our results of operations or those of our competitors;
●	changes in our earnings estimates or recommendations by securities analysts or adverse publicity about us or our product candidates;
●	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;
●	announcements relating to future development or license agreements including termination of such agreements;
●	adverse developments with respect to our intellectual property rights or those of our principal collaborators;
●	commencement of litigation involving us or our competitors;
●	any major changes in our board of directors or management;
●	new legislation in the United States and abroad relating to our markets or our industry;
●	announcements of regulatory approval or disapproval of any of our future products or of regulatory actions affecting us or our industry;
●	product liability claims, other litigation or public concern about the safety of our existing or future products;
●	market conditions in the animal health industry, or in the sectors in which we participate, in particular, including performance of our competitors;
●	the impact of social media posts by third parties that may draw attention to our company and increase trading in our common shares by retail investors; and
●	general economic conditions in the United States and abroad.

In addition, the stock market, in general, or the market for stocks in our industry may experience broad market fluctuations, which may adversely affect the market price or liquidity of our common shares. Any sudden decline in the market price of our common shares could trigger securities class-action lawsuits against us. If any of our shareholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the time and attention of our management would be diverted from our business and operations. We also could be subject to damages claims if we are found to be at fault in connection with a decline in our stock price.

Our Articles of Amalgamation (as amended) authorize us to issue an unlimited number of common shares and preferred shares without shareholder approval and we may issue additional equity securities or engage in other transactions that could dilute your ownership interest, which may adversely affect the market price of our common shares.

Except for as required under the continued listing requirements of NYSE American, where our common shares are listed for trading, our Articles of Amalgamation (as amended) authorize our Board of Directors, subject to the provisions of the Business Corporations Act (Alberta), or ABCA to issue an unlimited number of common shares and preferred shares without shareholder approval. Our Board of Directors may determine from time to time to raise additional capital by issuing common shares, preferred shares or other equity securities. We are not restricted from issuing additional securities, including securities that are convertible into or exchangeable for, or that represent the right to receive, common shares or preferred shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be affected. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Holders of our common shares are not entitled to pre-emptive rights or other protections against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, the then current holders of our common shares. Additionally, if we raise additional capital by making offerings of debt or preference shares, upon our liquidation, holders of our debt securities and preferred shares, and lenders with respect to other borrowings, may receive distributions of our available assets before the holders of our common shares.

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

Our common shares are currently listed on the NYSE American. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE American’s listing requirements; if an issuer’s common stock sells at what the NYSE American considers a “low selling price” (generally trading below $0.20 per share for an extended period of time); or if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. Although the average trading price of our common shares was over $0.20 per share during 2022, there was a period during the year when it dropped below.

If the NYSE American delists our common shares from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our common shares would qualify to be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our common shares are a “penny stock” which will require brokers trading in our common shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Risks Related to Income Taxes

We have generated U.S. NOLs, but our ability to use these U.S. NOLs is limited and any future U.S. NOLs we generate may be limited or impaired by future ownership changes.

Our U.S. businesses have generated consolidated net operating loss carryforwards (“U.S. NOLs”) for U.S. federal and state income tax purposes of $32,456 as of December 31, 2022. Our ability to utilize any U.S. NOLs after an “ownership change” is subject to the rules of the United States Internal Revenue Code of 1986, as amended (the “Code”) Section 382. An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, five (5%) percent or more of the value of our shares or are otherwise treated as five (5%) percent shareholders under Section 382 of the Code and the Treasury Regulations promulgated thereunder increase their aggregate percentage ownership of the value of our shares by more than 50 percentage points over the lowest percentage of the value of the shares owned by these shareholders over a three year rolling period. An ownership change could also be triggered by other activities, including the sale of our shares that are owned by our five (5%) shareholders.

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

We concluded that, due to the limitations under Section 382 of the Code, it is likely our U.S. NOL carryforwards for the periods prior to February 11, 2021, for $21,013 are limited to zero, and are not available to offset taxable income generated in the US in future periods. Our U.S. NOL carryforwards are now $11,443. In the event another ownership change, as defined under Section 382 of the Code occurs in the future, our ability to utilize any U.S. NOLs may be substantially limited. The consequence of this limitation could be the potential loss of a significant future cash flow benefit because we would no longer be able to substantially offset future taxable income with U.S. NOLs. There can be no assurance that such ownership change will not occur in the future.

We have generated net operating loss carryforwards for Canadian income tax purposes, but our ability to use these net operating losses may be limited by our inability to generate future taxable income in Canada.

Our Canadian businesses have generated net operating loss carryforwards of $46,384 (“Canadian NOLs”) for Canadian federal and provincial income tax purposes. These Canadian NOLs can be available to reduce Canadian income taxes that might otherwise be incurred on future Canadian taxable income. However, there can be no assurance that we will generate the taxable income in the future necessary to utilize these Canadian NOLs. Our Canadian NOLs have expiration dates. There can be no assurance that, if and when we generate Canadian taxable income in the future, we will generate such taxable income before our Canadian NOLs expire.

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

We believe we were classified as a PFIC during our taxable year ended December 31, 2022, and based on current business plans and financial expectations, we believe we may be a PFIC for the current and future taxable years. If we are a PFIC for any year in which you hold common shares and you are a U.S. holder, then you generally will be required to treat any gain realized upon a disposition of such common shares, or any so-called “excess distribution” received on your common shares, as ordinary income, and to pay an interest charge on a portion of such gain or distribution. In certain circumstances, the sum of the tax and the interest charge may exceed the total amount of proceeds you realize on the disposition or the amount of the excess distribution you receive. Subject to certain limitations, these tax consequences may be mitigated if you make a timely and effective Qualified Electing Fund election, or QEF Election, or a mark-to-market election, or Mark-to-Market Election. Subject to certain limitations, such elections may be made with respect to our common shares. If you are a U.S. holder and make a timely and effective QEF Election, you generally must report on a current basis your share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amount to you, thus giving rise to so-called “phantom income” and to a potential tax liability. However, U.S. holders should be aware that we do not intend to satisfy the record keeping requirements that apply to a “qualified electing fund,” or supply U.S. holders with information that such U.S. holders require to report under the QEF Election rules, in the event that we are a PFIC and a U.S. holder wishes to make a QEF Election. Thus, if you are a U.S. holder, you may not be able to make a QEF Election. If you are a U.S. Holder and make a timely and effective Mark-to-Market Election, you generally must include as ordinary income each year the excess of the fair market value of your common shares over your tax basis therein, thus also possibly giving rise to phantom income and a potential tax liability. Ordinary loss generally is recognized only to the extent of net mark-to-market gains previously included in income. Any holder of our common shares who is a U.S. taxpayer should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of our common shares.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate headquarters and research and development laboratory are in Ann Arbor, Michigan where we lease and occupy approximately 18,966 feet pursuant to a lease that expires January 31, 2025.

Our global manufacturing and distribution center is located in Roswell, Georgia where we lease and occupy 61,500 square feet pursuant to a lease that expires on April 30, 2027.

Revo Squared operations and administrative activities were located in Marietta, Georgia where we lease and occupy 4,626 square feet pursuant to a lease that expires on December 31, 2023. As we have now relocated Revo Squared operations to our Roswell facility, we will be seeking to sublet this space.

Assisi product distribution and certain operations are located in Carlstadt, New Jersey where we sub-lease 5,185 square feet pursuant to a license agreement that expires on November 30, 2026. As we transition distribution from this location to Roswell, Georgia, we will be seeking to sublet this space.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares commenced trading on the NYSE American on November 21, 2017 under the symbol “ZOM.”

Common Stock Information

As of March 15, 2023, there were 979,949,668 common shares outstanding held of record by approximately 150 holders.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2022. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and forward-looking information under applicable Canadian securities law requirements (collectively, “forward-looking statements”) which are intended to be covered by the safe harbors created thereby. See “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Part I – Item 1A Risk Factors” section and elsewhere in this Annual Report on Form 10-K, as well as, in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

(All amounts are expressed in thousands unless otherwise indicated)

Overview

We are a veterinary health company creating and marketing products for companion animals by focusing on the unmet needs of clinical veterinarians. Our mission is to enrich the lives of the animals we love and the people that care for them by providing products and technologies that improve patient care and enhance the economic health of veterinary practices. Our product portfolio includes innovative diagnostics and therapeutic medical devices that emphasize patient health and enhancing practice economics.

We currently have five discrete platforms in our product portfolio:

Diagnostic Products

-	our TRUFORMA® platform, comprising point-of-care diagnostic products for disease states in dogs and cats, providing assays for use at the point-of-care that provide reference lab accuracy, thereby enabling practitioners to diagnose and treat diseases sooner;
-	our Revo Squared imaging platform, comprising diagnostic imaging products and services for use in animal health, including the TRUVIEW™ digital microscopy platform and the TRUSOUND™ ultrasound system; and
-	the VetGuardian™ platform, which provides continuous wireless monitoring of pets’ vital signs and provides them remotely to veterinarian practice staff, along with alert messaging should the vital signs rise or fall out of range.

Therapeutic Products

-	our world-leading PulseVet® platform, which provides for non-invasive electro-hydraulic shock wave treatment of a wide variety of conditions in horses and small animals, including osteoarthritis, tendon and ligament healing, bone healing, chronic pain relief and wound healing, to promote healing and reduce the need for surgery and/or medication; and
-	our Assisi Loop® platform including a series of products that use targeted Pulsed Electromagnetic Field (tPEMF) therapy to decrease pain and inflammation, accelerate healing, and reduce anxiety.

As a result of an internal strategic view, we have focused our development and commercialization efforts on our TRUFORMA, Revo Squared, VetGuardian, PulseVet, and Assisi Loop platforms. We believe this narrowed focus will enable us to capitalize on our core strengths and to accelerate the commercialization of these existing platforms.

For the foreseeable future, we expect to continue to incur losses, which we expect will begin to decrease from historical levels as we continue the commercialization of our TRUFORMA platform and recognize additional profits from the expansion of the Revo Squared, VetGuardian, PulseVet, and Assisi Loop products, our product development activities, and our sales and marketing activities.

Our results for the year ended December 31, 2022 include sales of Assisi® products from and after the asset acquisition in July of 2022. Consequently, results for the year ended December 31, 2022 are not necessarily comparable to the results expected in future periods.

For further information on the regulatory, business and product pipeline, please see the “Business” section of this Annual Report on Form 10-K. For further information on the risk factors, please see the “Risk Factors” section of this Annual Report on Form 10-K.

Revenue

Our revenue consisted of instruments, cartridges, extended warranty services and miscellaneous activities sold in the U.S associated with our TRUFORMA platform; instruments, trodes and warranty services sold in the U.S and internationally associated with our PulseVet platform; and consumables sold in the U.S. and internationally associated with our Assisi products.

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

Selling, General, and Administrative Expense

Selling, general, and administrative expense consists primarily of personnel costs, including salaries, related benefits and stock-based compensation for employees, consultants and directors. These expenses also include costs associated with sales and marketing activities, professional fees, and corporate administrative and overhead costs, including rent and other facilities costs, amortization, and depreciation.

U.S. Taxes

As of December 31, 2022, we had net operating loss carryforwards for U.S. federal and state income tax purposes of $32,456 and non-capital loss carryforwards for Canada of $46,384, which will begin to expire in fiscal year 2035. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. We concluded that, due to the limitations under Section 382 of the Code, our U.S. federal and state net operating loss carryforwards for the periods prior to February 11, 2021 have been limited to zero. We therefore have derecognized $21,013 of our U.S. deferred tax assets, resulting in a remaining carryforward balance of $11,443.

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023.

The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax, such as repurchases under $1 million.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise; (ii) the structure of a business combination; (iii) the nature and amount of any equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination); and (iv) the content of regulations and other guidance from the U.S. Department of the Treasury.

The IR Act also included a new 15% Corporate Alternative Minimum Tax (“CAMT”) that acts as a new book minimum tax of at least 15% of consolidated GAAP pre-tax income for corporations with average book income in excess of $1 billion. Any increase in our effective tax rate will depend on a number of factors, including any offsets for general business credits or changes in book income following business combinations. The CAMT is effective for tax years beginning on or after January 1, 2023. Lastly, the IR Act also creates several potentially beneficial tax credits to incentivize investments in certain technologies and industries.

We are in the process of evaluating the potential impacts of the IR Act. While we do not believe the IR Act will have a material negative impact on our business or our financial performance, the effects of the measures are unknown at this time. Our analysis is ongoing and incomplete, and it is possible that the IR Act could ultimately have a material adverse effect on our tax liability. We continue to monitor the IR Act and related regulatory developments to evaluate their potential impact on our business, tax rate and financial results.

Canadian Taxes

In Canada, due to the uncertainty of realizing any tax benefits as of December 31, 2022 we continue to fully value our Canadian deferred tax assets.

Translation of Foreign Currencies

The functional currency, as determined by management, for our subsidiaries in the United States, Switzerland, and Canada is the U.S. dollar, which is also our reporting currency.

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

Comprehensive Loss

We follow FASB ASC topic 220. This statement establishes standards for reporting and display of comprehensive (loss) income and its components. Comprehensive loss is net loss plus certain items that are recorded directly to shareholders’ equity.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue, costs and expenses, and related disclosures during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those described below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 4 of the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, management has identified the following as “Critical Accounting Policies and Estimates”: Intangible Assets and Business Combinations; Impairment Testing; Valuation and Payback of Property and Equipment; and Revenue Recognition and Liabilities Due to Customers. We believe that the estimates and assumptions involved in these accounting policies may have the greatest potential impact on our financial statements.

Intangible Assets and Business Combinations

Assets acquired and liabilities assumed as part of a business combination are recognized at their acquisition date fair values. In determining fair values for recent business combinations, we utilize various forms of the income, cost, and market approaches depending on the asset or liability being valued.

We use a discounted cash flow model to measure the trade names, customer relationships, and technology assets. The estimation of fair value requires significant judgment related to future net cash flows based on assumptions related to revenue and EBITDA growth rates, discount rates, and attrition factors. Inputs are generally determined by taking into account competitive trends, market comparisons, independent appraisals, and historical data, among other factors, and were supplemented by current and anticipated market conditions. Variances in future cash flows, anticipated growth rates, and revenue could significantly impact the value assigned to intangible assets. Any variance could cause impairment charges upon testing.

Impairment Testing

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change indicating the carrying value may not be recoverable. When testing goodwill for impairment, we may first assess qualitative factors to determine if it is more likely than not the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, we consider the impact of changes, if any, to the following factors: macroeconomic, industry and market factors; cost factors; changes in overall financial performance; and any other relevant events and uncertainties impacting a reporting unit. If our qualitative assessment indicates a goodwill impairment is more likely than not, we perform additional quantitative analyses. We may also elect to skip the qualitative testing and proceed directly to the quantitative testing. For reporting units where a quantitative analysis is performed, we perform a test measuring the fair values of the reporting units and comparing them to their aggregate carrying values, including goodwill. If the fair value is less than the carrying value of the reporting unit, an impairment is recognized for the difference, up to the carrying amount of goodwill.

We estimate the fair values of our reporting units using a discounted cash flow method or a weighted combination of discounted cash flows and a market-based method. The discounted cash flow method includes assumptions about a wide variety of internal and external factors. Significant assumptions used in the discounted cash flow method include financial projections of free cash flow, including revenue trends, medical costs trends, operating productivity, income taxes and capital levels; long-term growth rates for determining terminal value beyond the discretely forecasted periods; and discount rates. Financial projections and long-term growth rates used for our reporting units will be consistent with, and use inputs from, our internal long-term business plan and strategies.

Discount rates will be determined for each reporting unit and include consideration of the implied risk inherent in their forecasts. Our most significant estimate in the discount rate determinations involves our adjustments to the peer company weighted average costs of capital reflecting reporting unit-specific factors. We do not make any adjustments to decrease a discount rate below the calculated peer company weighted average cost of capital for any reporting unit. Company-specific adjustments to discount rates are subjective and thus are difficult to measure with certainty.

The passage of time and the availability of additional information regarding areas of uncertainty with respect to the reporting units’ operations could cause these assumptions to change in the future. Additionally, as part of our quantitative impairment testing, we perform various sensitivity analyses on certain key assumptions, such as discount rates, cash flow projections, and peer company multiples to analyze the potential for a material impact. The market-based method requires determination of an appropriate peer group whose securities are traded on an active market. The peer group is used to derive market multiples to estimate fair value.

We elected to perform a quantitative analysis as part of our annual goodwill impairment test for fiscal year 2022. As of October 1, 2022, our PulseVet, Assisi, and Revo Squared reporting units indicated that the fair value of each reporting unit exceeded its carrying amount, including goodwill, by 25%, 7%, and 51%, respectively. Accordingly, there were no goodwill impairment charges recorded as part of the Company’s 2022 annual goodwill impairment test.

The carrying value of goodwill for the PulseVet, Assisi, and Revo Squared reporting units at December 31, 2022 were $43.4 million, $14.3 million, and $6.1 million, respectively.

The implied fair value for each reporting unit was calculated on a standalone basis using a weighted combination of the income approach and market approach. The implied fair values of each reporting unit were added together along with our unallocated assets to get an indicated value of total equity. This indicated value was compared to the total market capitalization as of October 3, 2022. This implied a control premium of 40.9%. This control premium is in line with the control premiums observed in the last five years in the Medical, Dental, and Hospital Equipment and Supplies industry which have historically been significantly higher than the aggregate control premiums across all other industries. As a result, the market capitalization reconciliation analysis provided support for the reasonableness of the fair values estimated for each individual reporting unit.

Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results, an increase in the discount rate, or other underlying assumptions could have a significant impact on the fair value of the reporting units and we could be required to record an impairment charge. For example, assuming all other factors remain constant, a 100-basis point increase in the discount rate would have resulted in each reporting unit fair value exceeding its carrying value except for Assisi. Additionally, future declines in the overall market value of the Company’s equity may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.

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

On December 31, 2022, the carrying value of our Diagnostic instruments was $901. A significant assumption included in the realization model is a placement rate of four instruments per quarter, per account manager or inside sales representative.

The effect of a 25% reduction in the estimated revenues associated with annual placements of instruments would increase the payback period on December 31, 2022 from 4.40 years to 6.25 years.

Changes to placement rates are not expected to decrease, nor do we expect that any decrease would be permanent.

Revenue Recognition and Liabilities Due to Customers

The nature of our Therapeutics business segment gives rise to variable consideration, including discounts and applicator (“trode”) returns for refurbishment. Credits are issued for unused shocks on returned trodes, which can be used toward the purchase of replacement trodes. When revenue is recognized, a simultaneous adjustment for returns is estimated, reducing revenue. Estimated return credits are presented as a reduction to gross sales with the corresponding reserve presented as customer contract liabilities.

Variable consideration related to unused shock credits is calculated using the expected value method, which estimates the amount that is expected to be earned. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. Estimates of variable consideration are based upon historical experience and known trends. These estimated credits are non-refundable and may only be used towards the purchase of future trode refurbishments. This practice encourages refurbishment purchase prior to complete utilization of the previous trode, enabling the customer to always have a trode on hand with ample capacity to perform treatments.

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

On December 31, 2022, the estimated value of our Therapeutics customer contract liability was $389. If the expected return rate was increased by 2%, the effect on current year reduction in sales and customer liability would have been approximately $22.

Results of Consolidated Operations

Our results of operations for the years ended December 31, 2022 and December 31, 2021 are as follows:

Revenue

Revenue for the year ended December 31, 2022 was $18,930, compared to $4,133 for the year ended December 31, 2021, an increase of $14,797 or 358%. The increase was primarily due to the inclusion of a full year of our PulseVet platform and our recently acquired Assisi products which had combined revenues of $18,539 consisting of consumables, instruments, trodes, and warranty services sold worldwide. Revenues from sales of cartridges from our TRUFORMA® platform were $391 compared to $125, an increase of $266 or 213%.

We launched our TRUFORMA platform in March of 2021, acquired Pulse Veterinary Technologies in October of 2021, acquired the assets of Revo Squared in June of 2022, and acquired the assets of Assisi Animal Health in July of 2022. In general, we expect revenue to increase in subsequent periods as we increase our sales, marketing, and commercialization efforts.

Cost of Revenue

Cost of revenue for the year ended December 31, 2022 was $5,278, compared to $1,079 for the year ended December 31, 2021, an increase of $4,199 or 389%. Cost of revenue primarily resulted from costs associated with sales of our PulseVet platform and Assisi products which totaled $5,013, as well as $265 from costs associated with sales of our TRUFORMA® platform.

We anticipate that costs of revenue will increase in 2022 in accordance with the increased revenue as described above.

Gross Profit

Gross profit margin for the year ended December 31, 2022 was $13,652 or 72%, compared to $3,054 or 74% for the year ended December 31, 2021, an increase of $10,598.

The increase in gross profit resulted primarily from the inclusion of our PulseVet® and Assisi Loop® platforms. In general, we believe gross margins will remain relatively unchanged in percentage terms due to a variety of factors, including the ability to effectively stimulate demand for certain of our products; management of the cost of components and outside manufacturing services; our ability to manage warranty costs effectively; shifts in the mix of products and services, or in the geographic, currency or channel mix; and fluctuations in exchange rates.

Research and Development

Research and development expense for the year ended December 31, 2022 was $2,578, compared to $1,673 for the year ended December 31, 2021, an increase of $905 or 54%. The increase was primarily driven by an increase in contracted expenses for research fees and trials as we continue to develop and test our next generation of TRUFORMA assays.

We anticipate that R&D costs will increase as we maintain and enhance our current product lines and continue to develop new products.

Selling, General, and Administrative

Selling, general, and administrative expense for the year ended December 31, 2022 was $32,997, compared to $22,755 for the year ended December 31, 2021, an increase of $10,242 or 45%. The increase was primarily driven by salaries and (noncash) stock option expense associated with increased hiring campaigns, the inclusion of PulseVet, Revo Squared and Assisi headcount, acquisition-related intangible amortization, increases in office expense, travel and tradeshow attendance/sponsorships associated with a lifting of COVID restrictions, our introduction of new TRUFORMA® assays, and marketing of our new product lines.

We expect future selling, general and administrative expense to increase in line with product expansion and growth in our commercialization efforts.

Net Loss

Our net loss for the year ended December 31, 2022 was $17,015, compared to a loss of $18,384 for the year ended December 31, 2021, a decrease of $1,369 or 7%.

The net loss in each period was attributed to the matters described above. We expect to continue to record net losses in future periods until such time as we have sufficient revenue from product sales to offset our operating expenses.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	Change
Cash used in operating activities	$(11,670)	$(14,276)	$2,606	(18)%
Cash used in investing activities	(155,880)	(71,925)	$(83,955)	117%
Cash provided by financing activities	8	219,159	$(219,151)	(100)%
(Decrease) increase in cash and cash equivalents	(167,542)	132,958	$(300,500)	(226)%
Effect of exchange rate changes on cash	(11)	2	$(13)	(650)%
Cash and cash equivalents, beginning of period	194,952	61,992	$132,960	(215)%
Cash and cash equivalents, end of period	$27,399	$194,952	$(167,553)	(86)%

Net cash used in operating activities for the year ended December 31, 2022 was $11,670, compared to $14,276 for the year ended December 31, 2021, a decrease in cash used of $2,606 or 18%. The decrease in cash used in operations primarily resulted from an increase in non-cash expenses including stock-based compensation expense, depreciation and amortization, and volume/headcount related accruals for unbilled inventory, salaries and wages, and sales and use tax.

Net cash used in investing activities for the year ended December 31, 2022 was $155,880, compared to $71,925 for the year ended December 31, 2021, an increase of $83,955 or 117%. The increase in cash used in investing activities primarily resulted from significant investments in available for sale securities, our acquisitions of Assisi and Revo Squared, leasehold improvements, and expenditures to improve our ecommerce, internal sales, and accounting programs.

Net cash provided by financing activities for the year ended December 31, 2022 was $8, compared to $219,159 for the year ended December 31, 2021, a decrease of $219,151 or approximately 100%. Cash provided by financing activities in 2021 primarily resulted from proceeds from the February 2021 public offering of our common shares, partially offset by stock issuance costs.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in May 2015. As of December 31, 2022, we had an accumulated deficit of $136,404. We have funded our working capital requirements primarily through the sale of our equity and equity-related securities and the exercise of stock options and warrants.

As of December 31, 2022, the Company had working capital (defined as current assets minus current liabilities) of $115,690.

Short-Term Cash Requirements

We believe that our existing cash is sufficient to fund our expected short-term needs. We currently have cash fixed obligations in association with our building leases and quarterly inventory orders. We also have payment obligations associated with our on-going clinical studies, and we expect that we have sufficient cash to cover these requirements. We do not expect that our operations will require significant increases in our short-term cash needs.

Long-Term Cash Requirements

We believe that our existing cash resources will be sufficient to fund our expected operational requirements through at least December 2025. We regularly evaluate our business plans and strategy. These evaluations often result in changes to our business plans and strategy, some of which may be material and significantly change our cash requirements. Ongoing business development activity may also require us to use some of our liquidity for an acquisition, and use of additional capital to fund newly acquired operations. If we raise additional funds by issuing equity securities, our existing security holders will likely experience dilution, and the incurring of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict operations.

Our future capital requirements depend on many factors, including, but not limited to:

●	the costs and timing of our development and commercialization activities;
●	the cost of manufacturing our existing and future products;
●	the cost of marketing and selling our existing and future products, including marketing, sales, service, customer support and distribution costs;
●	the expenses needed to attract and retain skilled personnel;
●	the costs associated with being a public company;
●	the costs associated with additional business development or mergers and acquisitions activity, including acquisition-related costs, earn-outs or other contingent payments and costs of developing and commercializing any technologies to which we obtain rights;
●	third-party costs associated with the development and commercialization of our existing and future products and the ability of our development partners to satisfy our requirements on a timely basis;
●	the scope and terms of our business plans from time to time, and our ability to realize upon our business plans; and
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

Outstanding Share Data

The only class of outstanding voting equity securities of the Company are the common shares. As of March 15, 2023:

●	there are 979,949,668 common shares issued and outstanding:
●	there are stock options outstanding under our Stock Option Plan to acquire an aggregate of 84,112,443 common shares;
●	There are common share purchase warrants issued in February of 2020 that are outstanding and permit the holders to acquire an aggregate of 197,917 common shares at an exercise price of $0.1500 per share;
●	There are common share purchase warrants issued in July of 2022 that are outstanding and permit the holders to acquire an aggregate of 363,501 common shares at an exercise price of $0.1500 per share;
●	There are common share purchase warrants issued in July of 2022 that are outstanding and permit the holders to acquire an aggregate of 10,000,000 common shares at an exercise price of $0.2201 per share; and
●	There are common share purchase warrants issued in July of 2022 that are outstanding and permit the holders to acquire an aggregate of 22,000,000 common shares at an exercise price of $0.2520 per share.

All currently outstanding warrants have a “cashless exercise” feature which is applicable in certain circumstances. The cashless exercise feature could result in the potential issuance of common shares based upon the “in-the-money” value of the applicable warrants at the time of exercise. The number of the common shares that may be issued is not determinable. However, the number of common shares that are issuable is based upon a formula that divides the “in-the-money” value by the then current market price and multiplying this result by the number of common shares that are issuable under the applicable warrants pursuant to cash exercise.

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

Climate Change

There is general consensus in the scientific community that greenhouse gas emissions are linked to climate change, and that these emissions must be reduced dramatically to avert its worst effects. As a result, increased public awareness and concern about climate change will likely continue to (1) generate more regional and/or national requirements to reduce greenhouse gas emissions; (2) increase energy efficiency and reduce carbon pollution; and (3) cause a shift to cleaner and more sustainable sources of energy which may be more expensive than using fossil fuels as an energy source.

The potential impact of climate change on our operations and the needs of our customers remains uncertain. Scientists have proposed that the impacts of climate change could include changes in rainfall patterns, water shortages, changes to the water levels of lakes and other bodies of water, changing storm patterns, more intense storms and changing temperature levels. These changes could be severe and vary by geographic location. Climate change may also affect the occurrence of certain natural events, the incidence and severity of which are inherently unpredictable.

The effects of climate change also may impact our decisions to construct new buildings or maintain existing facilities in any areas that are or become prone to physical risks, which could similarly increase our operating costs. We could also face indirect financial risks passed through the supply chain that could result in higher prices for resources, such as energy. Additionally, climate change may adversely impact the demand, price and availability of property and casualty insurance that insures our physical assets. Due to significant economic variability associated with future changing climate conditions, we are unable to predict the impact climate change will have on us in the future.

Item 8. Financial Statements and Supplementary Data

See pages F-1 through F-32 following the Exhibit Index of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders, (“Proxy Statement”), to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

Item 11. Executive Compensation

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are included in this Annual Report on Form 10-K

(1)-(2) Financial Statements

43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Zomedica Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Zomedica Corp. (an Alberta, Canada corporation) (and subsidiaries) (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of developed technology, customer relationship intangible assets and earnout liability

As described further in Note 7 to the financial statements, on July 1, 2022, the Company acquired 100% of the assets of Revo Squared, LLC for $7.8 million in cash and equity. On July 15, 2022, the Company acquired 100% of the assets of Assisi Animal Health LLC for $23.0 million in cash and equity. As part of the acquisitions, the Company acquired $3.7 million and $7.8 million, respectively of intangible assets, including developed technologies, trade names, an e-commerce platform and customer relationships. The Company also entered into an earnout agreement associated with the Revo Squared acquisition initially valued at $2.5 million. The Company used a discounted cash flow model to measure the customer relationship intangible assets and earnout liability and a relief from royalty model to measure the technology, e-commerce platform and trade name acquired. We identified the valuation of developed technology, customer relationship intangible assets and earnout liability as a critical audit matter.

The principal consideration for our determination that the valuation of developed technology, customer relationship intangible assets and earnout liability is a critical audit matter is the high degree of auditor judgment necessary in evaluating certain inputs and assumptions made by management in the valuation models used to determine fair value. Those key assumptions include revenue growth rates, royalty rates, customer attrition rates, operating leverage, volatility and discount rates.

Our audit procedures related to the valuation of developed technology, customer relationship intangible assets and earnout liability included the following, among others.

●	We obtained an understanding of the design of relevant controls within the Company’s process to value acquired intangible assets, including the Company’s control over the selection and review of the reasonableness of assumptions used in determining fair value.
●	We evaluated the reasonableness of the Company’s forecasted revenue growth rates used to value developed technology, customer relationship intangible assets and earnout liability by (1) comparing forecasted revenue growth rates to historical growth rates of the acquired entities and (2) comparing forecasted revenue growth rates to available industry and market data.
●	We involved our valuation professionals with specialized skills and knowledge, to evaluate key inputs and assumptions used to determine fair value. Our valuation professionals compared the estimated annual customer attrition rate used to value the customer relationship intangible asset to historical customer retention data of the acquired company, compared the discount rate used to value the developed technology and customer relationship intangible assets to independently developed discount rates derived from publicly available data for comparable companies and compared the royalty rates used to value the developed technology to royalty rates derived from publicly available data for comparable companies and compared the volatility and operating leverage used to value the earnout liability to publicly available data for comparable companies.

Goodwill Impairment Analysis

As described further in Note 4 to the financial statements, goodwill is evaluated for impairment at least annually or more frequently when an event occurs or circumstances change indicating the carrying value may not be recoverable. The Company performs a quantitative test to measure the fair values of the reporting units and comparing them to their aggregate carrying values, including goodwill. The fair values are estimated using a discounted cash flow method, which includes significant assumptions such as financial projections of free cash flow, revenue trends, operating productivity, income taxes and capital levels. We identified goodwill impairment analysis as a critical audit matter.

The principal consideration for our determination that the goodwill impairment analysis is a critical audit matter is the high degree of auditor judgment necessary in evaluating certain inputs and assumptions made by management in the valuation models used to determine the fair value of the reporting units. Those key assumptions include forecasted revenue growth, operating income, and discount rates.

Our audit procedures related to the goodwill impairment analysis included the following, among others.

●	We obtained an understanding of the design of relevant controls within the Company’s process to perform the goodwill impairment analysis, including the Company’s control over the selection and review of the reasonableness of assumptions used in determining fair value.
●	We evaluated the reasonableness of the Company’s forecasted revenue growth, operating income and discount rates used by comparing these assumptions to historical operating results for the reporting units and relevant available industry and market data.
●	We involved our valuation professionals with specialized skills and knowledge, to evaluate key inputs and assumptions used in the discounted cash flow models to determine fair value. Our valuation professionals compared the discount rates used to value the reporting units to independently developed discount rates derived from publicly available data and re-performed the discounted cash flow calculations.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Cincinnati, Ohio

March 15, 2023

Zomedica Corp.

Consolidated Balance Sheets

(United States Dollars in Thousands)

	As of
	December 31,	December 31,
	2022	2021
Assets

Current assets
Cash and cash equivalents	$27,399	$194,952
Available-for-sale securities	87,693	—
Trade receivables, net	596	315
Inventory, net	2,746	2,848
Prepaid expenses and deposits	3,799	1,842
Other receivables	1,268	450
Total current assets	123,501	200,407

Prepaid expenses and deposits	188	394
Property and equipment, net	6,809	1,130
Construction in progress	692	420
Right-of-use asset	1,665	1,320
Goodwill	63,979	43,288
Intangible assets, net	41,799	33,176
Non current available-for-sale securities	40,712	—
Other assets	265	265
Total assets	$279,610	$280,400

Liabilities and shareholders’ equity

Current liabilities
Accounts payable and accrued liabilities	$6,698	$3,225
Accrued income taxes	187	240
Current portion of lease obligations	641	415
Customer contract liabilities	207	198
Other current liabilities	78	262
Total current liabilities	7,811	4,340

Lease obligations	1,097	964
Deferred tax liabilities	1,245	3,709
Customer contract liabilities	182	140
Other liabilities	1,883	359
Total liabilities	$12,218	$9,512

Commitments and contingencies (Note 17)

Shareholders’ equity
Unlimited common shares, no par value; 979,949,668 and 979,899,668 issued and outstanding at December 31, 2022 and December 31, 2021	$380,973	$380,962
Additional paid-in capital	23,666	9,313
Accumulated deficit	(136,404)	(119,389)
Accumulated comprehensive income (loss)	(843)	2
Total shareholders' equity	267,392	270,888

Total liabilities and shareholders’ equity	$279,610	$280,400

The accompanying notes are an integral part of these consolidated financial statements

Zomedica Corp.

Consolidated Statements of Operations and Comprehensive Loss

(United States Dollars in Thousands, Except for Per Share Data)

	December 31,	December 31,
	2022	2021

Net revenue	$18,930	$4,133
Cost of revenue	5,278	1,079
Gross profit	13,652	3,054

Expenses
Research and development	2,578	1,673
Selling, general and administrative	32,997	22,755
Loss from operations	(21,923)	(21,374)
Interest income	2,701	357
Interest expense	(1)	(6)
Gain (loss) on disposal of assets	1	(249)
Gain on extinguishment of debt	—	533
Other (loss) income	(7)	52
Foreign exchange loss	(152)	(30)
Loss before income taxes	(19,381)	(20,717)
Income tax benefit	2,366	2,333
Net loss	(17,015)	(18,384)
Unrealized losses, change in fair value of available-for-sale securities, net of tax	(869)	—
Change in foreign currency translation	24	2
Net loss and comprehensive loss	$(17,860)	$(18,382)

Weighted average number of common shares - basic and diluted	979,924,052	956,533,761

Loss per share - basic and diluted (Note 19)	(0.02)	(0.05)

The accompanying notes are an integral part of these consolidated financial statements

Zomedica Corp.

Consolidated Statements of Shareholders’ Equity

(United States Dollars in Thousands)

	For the Year Ended December 31, 2022
			Common	Additional		Accumulated
	Common Stock		Stock	Paid-In	Accumulated	Comprehensive
	Shares	Amount	Subscribed	Capital	Deficit	(Loss)	Total
Balance at December 31, 2020	642,036,228	$104,784	$460	$14,792	$(68,965)	$—	$51,071
Stock-based compensation	—	—	—	7,092	—	—	7,092
Stock issuance from warrant exercises	201,108,405	44,115	—	(11,520)	—	—	32,595
Stock issuance costs	—	(14,281)	—	—	—	—	(14,281)
Stock issuance for financing	105,013,158	199,525	—	—	—	—	199,525
Stock issuance from exercise of stock options	7,022,776	2,820	—	(1,051)	—	—	1,769
Stock redemption	24,719,101	43,999	—	—	(32,040)	—	11,959
Common stock subscribed	—	—	(460)	—	-	—	(460)
Net (loss)	—	—	—	—	(18,384)	—	(18,384)
Other comprehensive income (loss)	—	—	—	—	—	2	2
Balance at December 31, 2021	979,899,668	$380,962	$-	$9,313	$(119,389)	$2	$270,888
Stock-based compensation	—	—	—	7,891	—	—	7,891
Stock issuance from warrant exercises	50,000	11	—	(3)	—	—	8
Warrants issued	—	—	—	6,465	—	—	6,465
Net (loss)	—	—	—	—	(17,015)	—	(17,015)
Other comprehensive income (loss)	—	—	—	—	—	(845)	(845)
Balance at December 31, 2022	979,949,668	$380,973	$-	$23,666	$(136,404)	$(843)	$267,392

The accompanying notes are an integral part of these consolidated financial statements

Zomedica Corp.

Consolidated Statements of Cash Flows

(United States Dollars in Thousands)

	For the Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(17,015)	$(18,384)
Adjustments for:
Depreciation	426	265
Amortization - intangible assets	3,616	874
(Gain) loss on disposal of property and equipment	(1)	249
Gain on other assets	—	(1)
Gain on extinguishment of debt	—	(533)
Stock-based compensation	7,891	7,092
Non cash portion of rent expense	16	38
Accretion/amortization of available-for-sale securities	(900)	—
Change in assets and liabilities, net of acquisitions:
Purchased inventory	(4,008)	(2,774)
Prepaid expenses and deposits	(1,465)	(130)
Trade receivables	(283)	(47)
Other receivables	(334)	(165)
Accounts payable and accrued liabilities	3,454	1,412
Accrued income tax	(53)	196
Deferred tax liabilities	(2,356)	(2,528)
Other current liabilities	(184)	201
Customer contract liabilities	51	6
Other liabilities	(525)	(47)
Net cash used in operating activities	(11,670)	(14,276)

Cash flows from investing activities:
Investment in available-for-sale securities	(127,786)	—
Investment in debt security (at fair value)	(1,000)	—
Investment in property and equipment	(787)	(147)
Acquisition of intangibles	(239)	(379)
Investment in construction in progress	(1,764)	—
Investment in acquisitions, net of cash acquired (Assisi, PulseVet, and Revo Squared)	(24,304)	(71,399)
Net cash used in investing activities	(155,880)	(71,925)

Cash flows from financing activities:
Cash proceeds from issuance of common shares and warrants	—	199,525
Cash received from warrant exercises	8	32,135
Cash paid for shares and warrant issuance costs	—	(14,270)
Cash received from stock option exercises	—	1,769
Net cash provided by financing activities	8	219,159

(Decrease) increase in cash and cash equivalents	(167,542)	132,958
Effect of exchange rate changes on cash	(11)	2
Cash and cash equivalents, beginning of year	194,952	61,992

Cash and cash equivalents, end of year	$27,399	$194,952

Noncash activities:
Change in fair value of available-for-sale securities, net of tax	$(869)	$—
Deferred financing fees charged to stock issuance costs	$—	$12
Net equity effect of preferred share exchange	$—	$(11,961)
Transfer of construction in progress into property and equipment and intangibles	$1,955	$—
Transfer of inventory into property and equipment	$4,331	$798

Supplemental cash flow information:
Interest received	$1,588	$502

The accompanying notes are an integral part of these consolidated financial statements

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

1. Nature of Operations

Zomedica is a veterinary health company creating products for companion animals by focusing on the unmet needs of clinical veterinarians. The Company consists of the parent company, Zomedica Corp and its wholly-owned U.S subsidiary, Zomedica Inc. and its international subsidiaries.

The impact of the novel strain of coronavirus (“COVID-19”)

Since the first quarter of 2020, the world has been impacted by the spread of a novel strain of coronavirus, its variants, and the disease that they cause known as COVID-19. The continued presence of COVID-19 has resulted in changes in the macro-economic environment including disruptions in supply chain, labor disruptions, challenges in manufacturing, challenges selling to customers, declines in customer demand, inflationary pressures, and an impaired ability to access credit and capital markets, among other things.

The COVID-19 pandemic materially and adversely affected the development and commercialization of our TRUFORMA platform and the initial five assays. In response to the pandemic, our development partner reduced the number of employees working in its facilities for a period of time which delayed the completion and verification of the five initial TRUFORMA assays and the manufacturing of commercial quantities of the TRUFORMA platform. Veterinary hospitals and clinics that agreed to participate in the validation of our initial TRUFORMA assays either shut down for a period of time or limited their operations to those involving only life-threatening conditions, which we have mitigated to a certain extent with our recent ability to successfully complete remote installations. Potential customers, at times, restricted access to their facilities which affected and may continue to affect our ability to perform on-site demonstrations and other marketing activities.

The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the spread and severity of COVID-19, and the effectiveness of governmental actions in response to the pandemic.

To-date, the emergence of new variants has not caused significant modification to business operations. We continue to install remotely if potential customers restrict access to their facilities. We intend to continue development of new assays, both for equine indications of our current and planned assays, and for various additional disease states affecting canine, feline, and equine patients in the future.

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

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

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

Comparative Figures

Construction in progress is separately stated in the current period balance sheet for $692. The consolidated balance sheets for the year ended December 31, 2021 have been adjusted for $420 of construction in progress that was included in intangible assets and property and equipment. This amount has been reclassified to a separate line in the balance sheet to conform to the current year presentation. The change in presentation had no effect on the reported results of operations. These changes in classification do not affect previously reported cash flows from operating activities in the consolidated statements of cash flows.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets held. The Company adopted ASU 2016-13 as of January 1, 2022 and there was no significant impact on its consolidated condensed financial statements and related disclosures as a result. The Company considered, among other things, historical trends and projected economic / market conditions and determined that the estimate of credit losses was not significantly impacted.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company’s reportable segments, reporting of which began in 2021, consist of Diagnostics and Therapeutics.

Cash and Cash Equivalents

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents.

Investment Securities

Our investment securities, which are comprised of corporate bonds/notes and US treasuries, are accounted for in accordance with ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”). The company considers all of its securities for which there is a determinable fair market value, and there are no restrictions on the Company’s ability to sell within the next 12 months, as available for sale. We classify these securities as both current and non-current depending on their time to maturity. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of shareholders’ equity.

Accounts Receivable and Allowance for Credit Losses

Accounts receivables are recorded net of an allowance for credit losses and have payment terms of 30 days. Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries, and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. As of December 31, 2022, our allowance was $71 and was recorded net in trade receivables. While we believe that our allowance for credit losses is adequate and represents our best estimate as of December 31, 2022, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to these estimates.

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

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

An item of property and equipment is derecognized upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. Any gain or loss arising on the disposal or retirement of an item of property, plant and equipment is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in profit or loss.

During the quarter ended September 30, 2022, the company changed its policy of recognizing TRUFORMA® instruments as inventory and reclassified $3,364 to property and equipment, depreciable over 10 years, where they are to remain undepreciated until they are placed with customers. As of the year ended December 31, 2022, the balance related to these undepreciated instruments in property and equipment is $3,487.

Estimated useful lives for the principal asset categories are as follows:

Office equipment	3 years
Furniture and equipment	5-7 years
Laboratory equipment	5-7 years
Machinery and equipment	5-10 years
Leasehold improvements	Over shorter of estimated useful life and lease term

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

E-commerce technology	2	years
Computer software and website	3	years
Tradename	5-19	years
Developed technology	10-15	years
Customer relationships	11-19	years
Trademarks	15	years

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

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

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

The nature of the Company’s PulseVet business gives rise to variable consideration, including discounts and applicator (“trode”) returns for refurbishment. Credits are issued for unused shocks on returned trodes, which can be used toward the purchase of replacement trodes. Discounts and the estimated unused shock credits decrease the transaction price, which reduces revenue. Variable consideration related to unused shock credits is estimated using the expected value method, which estimates the amount that is expected to be earned. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration are based upon historical experience and known trends. These estimated credits are nonrefundable and may only be used towards the purchase of future trode refurbishments. This practice encourages refurbishment purchase prior to complete utilization of the previous trode, so the customer will always have a trode on hand with ample capacity to perform treatments.

At times the Company receives consideration prior to when the performance obligation is completed, giving rise to a contract liability. Sales are recorded net of sales tax. Sales tax is charged on sales to end users and remitted to the appropriate state authority.

Disaggregated revenue for the years ended December 31, 2022 and 2021 is as follows:

	For the Year Ended December 31,

	Diagnostics		Therapeutics
	2022	2021	2022	2021
Consumables	$391	$125	$2,072	$-
Instruments	-	-	7,269	1,793
Trodes	-	-	8,681	2,073
Other (e.g., Warranty and Repairs)	-	-	517	142
Total revenue	$391	$125	$18,539	$4,008

Cost of Revenue

Cost of goods sold consists of materials, labor, and shipping costs incurred internally to produce and receive the products. Shipping and handling costs incurred by the Company are included in cost of revenue.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

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

The Company estimates forfeitures at the time of grant and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, on a tax jurisdictional basis. The Company files income tax returns in Canada and the province of Alberta and its subsidiaries file income tax returns in the United States and various states, including in Michigan where the Company’s headquarters are located.

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

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

The dilutive effect of stock options is determined using the treasury stock method. Stock options to purchase common shares of the Company during fiscal 2022 and 2021 were not included in the computation of diluted EPS because the Company has incurred a loss for the years ended December 31, 2022 and 2021 and the effect would be anti-dilutive.

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

Critical areas of estimation and judgements in applying accounting policies include the following:

Intangible Assets and Business Combinations

Assets acquired and liabilities assumed as part of a business combination are recognized at their acquisition date fair values. In determining these fair values, we utilize various forms of the income, cost, and market approaches depending on the asset or liability being valued.

We use a discounted cash flow model to measure the trade names, customer relationship, and technology assets. The estimation of fair value requires significant judgment related to future net cash flows based on assumptions related to revenue and EBITDA growth rates, discount rates, and attrition factors. Inputs are generally determined by taking into account competitive trends, market comparisons, independent appraisals, and historical data, among other factors, and are supplemented by current and anticipated market conditions.

Impairment Testing

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change indicating the carrying value may not be recoverable. When testing goodwill for impairment, we may first assess qualitative factors to determine if it is more likely than not the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, we consider the impact of changes, if any, to the following factors: macroeconomic, industry and market factors; cost factors; changes in overall financial performance; and any other relevant events and uncertainties impacting a reporting unit. If our qualitative assessment indicates a goodwill impairment is more likely than not, we perform additional quantitative analyses. We may also elect to skip the qualitative testing and proceed directly to the quantitative testing. For reporting units where a quantitative analysis is performed, we perform a test measuring the fair values of the reporting units and comparing them to their aggregate carrying values, including goodwill. If the fair value is less than the carrying value of the reporting unit, an impairment is recognized for the difference, up to the carrying amount of goodwill.

We estimate the fair values of our reporting units using a discounted cash flow method or a weighted combination of discounted cash flows and a market-based method. The discounted cash flow method includes assumptions about a wide variety of internal and external factors. Significant assumptions used in the discounted cash flow method include financial projections of free cash flow, including revenue trends, medical costs trends, operating productivity, income taxes and capital levels; long-term growth rates for determining terminal value beyond the discretely forecasted periods; and discount

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

rates. Financial projections and long-term growth rates used for our reporting units will be consistent with, and use inputs from, our internal long-term business plan and strategies.

Discount rates will be determined for each reporting unit and include consideration of the implied risk inherent in their forecasts. Our most significant estimate in the discount rate determinations involves our adjustments to the peer company weighted average costs of capital reflecting reporting unit-specific factors. We do not make any adjustments to decrease a discount rate below the calculated peer company weighted average cost of capital for any reporting unit. Company-specific adjustments to discount rates are subjective and thus are difficult to measure with certainty.

The passage of time and the availability of additional information regarding areas of uncertainty with respect to the reporting units’ operations could cause these assumptions to change in the future. Additionally, as part of our quantitative impairment testing, we perform various sensitivity analyses on certain key assumptions, such as discount rates, cash flow projections, and peer company multiples to analyze the potential for a material impact. The market-based method requires determination of an appropriate peer group whose securities are traded on an active market. The peer group is used to derive market multiples to estimate fair value.

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

Revenue Recognition and Liabilities Due to Customers

The nature of the Company’s business gives rise to variable consideration, including discounts and applicator (“trode”) returns for refurbishment. Credits are issued for unused shocks on returned trodes, which can be used toward the purchase of replacement trodes. Discounts and the estimated unused shock credits decrease the transaction price, which reduces revenue. Variable consideration related to unused shock credits is estimated using the expected value method, which estimates the amount that is expected to be earned. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration are estimated based upon historical experience and known trends. These estimated credits are non-refundable and may only be used towards the purchase of future trode refurbishments. This practice encourages refurbishment purchase prior to complete utilization of the previous trode, so the customer will always have a trode at hand with ample capacity to perform treatments.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

5. Investment Securities

The following represents the Company’s investment securities as of December 31, 2022 (in thousands):

	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$30,634	$471	$(139)	$30,966
Corporate notes / bonds	44,115	192	(547)	43,760
Debt security	1,000	-	-	1,000
Money market funds	10,196	-	-	10,196
U.S. govt. agencies	46,223	85	(230)	46,078
U.S. treasuries	15,629	99	(145)	15,583
Total investment securities	$147,797	$847	$(1,061)	$147,583

Accretion / (amortization) refers to the discounts and premiums incurred on bonds and notes purchased and are included within interest income on our consolidated income statement.

Accrued interest receivable related to the above investment securities amounted to $677 and is included within Other Receivables on our consolidated balance sheet.

Contractual maturities of investment securities as of December 31, 2022 are as follows (in thousands):

	Acquisition Cost	Estimated Fair Value
Original maturities of 90 days or less	$19,127	$19,178
Original maturities of 91-365 days	87,528	87,693
Original maturities of 366+ days	41,142	40,712
Total investment securities	$147,797	$147,583

6. Fair Value Measurements

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

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

Level 3:

Unobservable data points for the assets or liability, and include situations where there is little, if any, market activity for the asset or liability. Valuations based on inputs that are unobservable and involve management judgement and the reporting entity’s own assumptions about market participants and pricing.

Cash and cash equivalents, accounts receivable, and accounts payable: The carrying amount of these assets approximate fair value due to the short maturity of these instruments. Cash and cash equivalents include marketable securities with an original maturity within 90 days.

Available-for-sale securities: The Company classifies marketable securities and other highly liquid investments, with a maturity of greater than three months and that can be readily purchased or sold using established markets, as available-for-sale. These investments are reported at fair value on the Company’s consolidated balance sheets and unrealized gains and losses are reported as a component of shareholders’ equity.

Earnout liability: The Company has reported the fair value of the earnout liability within other liabilities on the consolidated balance sheet. See footnote 7 for additional details.

Included within these available-for-sale securities is a $1M convertible note associated with Structured Monitoring Products, Inc.’s (“SMP”) VetGuardian™ line. There were no unrealized gains or losses recorded and no other than temporary impairments recognized as of December 31, 2022.

In accordance with the fair value hierarchy described above, the following table shows the fair value of our investments as of December 31, 2022:

	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$-	$30,966	$-	$30,966
Corporate notes / bonds	-	43,760	-	43,760
Debt security	-	-	1,000	1,000
Money market funds	10,196	-	-	10,196
U.S. govt. agencies	46,078	-	-	46,078
U.S. treasuries	15,583	-		15,583
Total investment securities	$71,857	$74,726	$1,000	$147,583

The following table shows these same investments and their respective balance sheet classifications:

	Cash & Cash Equiv.	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$-	$30,966	$-	$30,966
Corporate notes / bonds	-	24,272	19,488	43,760
Debt security	-	-	1,000	1,000
Money market funds	10,196	-	-	10,196
U.S. govt. agencies	8,982	23,597	13,499	46,078
U.S. treasuries	-	8,858	6,725	15,583
Total investment securities	$19,178	$87,693	$40,712	$147,583

Unrealized losses on our investments have not been recorded into income as we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our debt securities is largely due to the rising interest rate environment driven by current market conditions that have resulted in higher credit spreads. The credit ratings associated with our debt securities are mostly unchanged, are highly rated, and the debtors continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded through December 31, 2022

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

7. Business Combinations

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

2022 Acquisitions

Asset Purchase Agreement with Assisi Animal Health LLC

On July 15, 2022, Zomedica Corp. and its wholly owned subsidiary Zomedica Inc. entered into an Asset Purchase Agreement with Assisi Animal Health LLC (“Assisi”), its wholly owned subsidiary, AAH Holdings LLC, and certain of Assisi’s members pursuant to which Zomedica Inc. agreed to acquire substantially all of the assets of Assisi. The Sellers are in the business of developing, manufacturing, marketing, distributing and selling animal health products which use targeted Pulsed Electromagnetic Field (PEMF) therapy to decrease pain and inflammation, accelerate healing, and reduce anxiety that include the Assisi Loop®, Assisi Loop Lounge®, Assisi DentaLoop® and Calmer Canine® product lines.

Zomedica Inc. paid Assisi a purchase price of $18,293 in cash, which was subject to adjustments based on, among other things, the value of Assisi’s inventory and prepaid expenses at the closing of the acquisition. A portion of the purchase price ($1,400) was deposited into a third-party escrow account to support AAH Holdings LLC and certain of Assisi’s members’ indemnification obligation under the Purchase Agreement, of which $500 was released and $900 will be distributed to Assisi on the 18-month anniversary of the Closing Date, respectively, less the amount of prior or pending indemnification claims. The Company also issued to Assisi a ten-year warrant to purchase an aggregate of 22,000,000 of the Company’s common shares at a per share exercise price equal to $0.252. The warrants may be exercised on a cash or cashless basis, at the election of the warrant holder.

As a result of total consideration exceeding the preliminary fair value of the net assets acquired, goodwill in the amount of $14,329 was recorded in connection with this acquisition, which will be deductible for US tax purposes. The goodwill largely results from our ability to market and sell their respective products and services through our established customer base.

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

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

The following table summarizes the preliminary acquisition date fair values of the assets acquired and liabilities assumed and subsequent initial period adjustments:

	Initial	Measurement
	Allocation of	Period	Updated
	Consideration	Adjustments	Allocation

Inventory, net	$220	$—	$220
Prepaid expenses and deposits	271	—	271
Other receivables	406	(206)	200
Right of use asset	—	260	260
Intangible Assets (estimated useful life)
E-commerce technology (2 years)	200	—	200
Trade name (5 years)	300	—	300
Developed technology (10 years)	4,500	—	4,500
Customer relationships (19 years)	2,800	—	2,800
Total assets acquired	8,697	54	8,751

Current portion of lease obligations	—	49	49
Non current portion of lease obligations	—	211	211
Other non current liabilities	45	—	45
Total liabilities assumed	45	260	305

Net assets acquired, excluding goodwill	8,652	(206)	8,446
Goodwill	14,329	206	14,535

Net assets acquired	$22,981	$—	$22,981

Purchase price consideration was made up of the following:

Cash	$18,293
Fair value of warrants	$4,688
Total	$22,981

The determination of the final purchase price allocation to specific assets and liabilities assumed is incomplete. The purchase price allocation may change in future periods as the fair value estimates of the assets (including intangibles) and liabilities are adjusted.

The following table provides unaudited proforma financial information, prepared in accordance with Topic 805, for the  years ended December 31, 2022 and 2021, as if Assisi had been acquired as of January 1, 2021. Proforma results do not include the effect of any synergies anticipated to be achieved from the acquisition, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

	For the Year Ended December 31,
	2022	2021
Net Revenue	$21,838	$8,841
Net Losses	$(18,038)	$(18,822)

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

The proforma amounts have been calculated by including the results of Assisi, and adjusting the combined results to give effect to the following, as if the acquisitions had been consummated on January 1, 2021, together with the consequential tax effects thereon:

	For the Year Ended December 31,
	2022	2021
Adjustments to net revenues
Assisi preacquisition revenues	$2,908	$4,708
Adjustments to net income
Assisi preacquisition net losses	$(639)	$(438)

Asset Purchase Agreement with Revo Squared LLC

On June 14, 2022, Zomedica Corp. and its wholly owned subsidiary Zomedica Inc. entered into an Asset Purchase Agreement with Revo Squared LLC (“Revo Squared”) and its majority member pursuant to which Zomedica Inc. agreed to acquire substantially all of the assets of Revo Squared. Revo Squared, based in Marietta, Georgia, was in the business of developing, manufacturing, marketing, distributing, and selling diagnostic imaging products and services for use in animal health, including its SuperView™, Sonoview™ Color ultrasound, Sonoview Mini/Mini Plus ultrasound, and Microview™ product offerings.

On July 1, 2022, the parties consummated the acquisition. At the closing, Zomedica Inc. paid Revo Squared a base purchase price of $6,011 in cash, which was subject to adjustments based on the amount of Revo Squared’s working capital at the closing. On this date, $500 of the purchase price was deposited into a third-party escrow account for a period of 15 months to support Revo Squared’s indemnification obligation under the Purchase Agreement. The Company also issued to Revo Squared a ten-year warrant to purchase an aggregate of 10,000,000 of the Company’s common shares at a per share exercise price equal to $0.2201. The warrants may be exercised on a cash or cashless basis, at the election of the warrant holder.

In addition, Zomedica Inc. has agreed to pay Revo Squared aggregate earn-out payments of up to $4,000 based on the achievement of milestones related to future net sales from Revo Squared Products. One-time earn-out payments of $2,000 each will be payable upon net sales from Revo Squared Products exceeding $5,000 and $10,000 during any calendar year ending on or prior to December 31, 2027. The fair value of the earnout liability was adjusted from $2,000 to $1,500 at December 31, 2022. Fair value of the earnout was determined using Level 3 inputs.

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

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

The following table summarizes the preliminary acquisition date fair values of the assets acquired and liabilities assumed and subsequent initial period adjustments:

	Initial	Measurement
	Allocation of	Period	Updated
	Consideration	Adjustments	Allocation

Trade receivables, net	$8	$—	$8
Prepaid expenses and deposits	10	—	10
Intangible Assets (estimated useful life)
Trade name (5 years)	200	—	200
Developed technology (10 years)	2,300	—	2,300
Customer relationships (16 years)	1,200	—	1,200
Total assets acquired	3,718	—	3,718

Earnout liabilities	2,458	(458)	2,000
Total liabilities assumed	2,458	(458)	2,000

Net assets acquired, excluding goodwill	1,260	458	1,718
Goodwill	6,528	(458)	6,070

Net assets acquired	$7,788	$—	$7,788

Purchase price consideration was made up of the following:

Cash	$6,011
Fair value of warrants	$1,777
Total	$7,788

The determination of the final purchase price allocation to specific assets and liabilities assumed is incomplete. The purchase price allocation may change in future periods as the fair value estimates of the assets (including intangibles) and liabilities are adjusted.

2021 Acquisitions

Acquisition of PulseVet

On October 1, 2021, Zomedica Inc., a wholly owned subsidiary of Zomedica Corp. (the “Company”), entered into a Stock Purchase Agreement with Branford PVT Mid-Hold, LLC pursuant to which Zomedica Inc. acquired 100% of the capital stock of Branford PVT Acquiror, Inc., a Delaware corporation (“BPA”). BPA was a holding company whose direct and indirect wholly owned subsidiaries included Pulse Veterinary Technologies, LLC (“PulseVet”), which, together with its consolidated subsidiaries, was a leading provider of noninvasive shock wave therapy treatment devices to the veterinary industry (the “Acquisition”). BPA and PulseVet were merged into Zomedica Inc. on July 1, 2022. The purchase price for the acquisition was $71,929 in cash.

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

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

The final allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

	Initial	Measurement
	Allocation of	Period	Updated
	Consideration	Adjustments	Allocation

Cash and cash equivalents	$526	$3	$529
Trade receivables	269	—	269
Inventory	840	31	871
Prepaid expenses and deposits	365	—	365
Other receivables	—	150	150
Property and equipment	125	—	125
Intangible Assets (estimated useful life)
Customer relationships (11 years)	22,650	—	22,650
Developed technology (15 years)	8,650	—	8,650
Trade name (19 years)	2,350	—	2,350
Other Assets	69	265	334
Total assets acquired	35,844	449	36,293

Accounts payable and accrued liabilities	1,112	(543)	569
Income tax payable	44	—	44
Deferred revenue	61	—	61
Liability for contracts with customers	332	—	332
Deferred tax liabilities	7,138	(814)	6,324
Other non current liabilities	143	265	408
Total liabilities assumed	8,830	(1,092)	7,738

Net assets acquired, excluding goodwill	27,014	1,541	28,555
Goodwill	44,915	(1,541)	43,374

Net assets acquired	$71,929	$—	$71,929

8. Inventory

Inventory details are as follows:

	December 31, 2022			December 31, 2021
	Diagnostics	Therapeutics	Consolidated	Diagnostics	Therapeutics	Consolidated
Raw Materials	$—	$1,685	$1,685	$—	$890	$890
Finished Goods	—	182	182	—	140	140
Purchased Inventory	919	—	919	1,848	—	1,848
Total	919	1,867	2,786	1,848	1,030	2,878

Reserves	(18)	(22)	(40)	(9)	(21)	(30)
Net inventory	$901	$1,845	$2,746	$1,839	$1,009	$2,848

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

9. Prepaid Expenses and Deposits

	December 31,	December 31,
	2022	2021
Deposits	$1,886	$1,340
Prepaid marketing	114	83
Prepaid insurance	614	599
Prepaid taxes	753	—
Other	620	214
Total prepaid expenses and deposits	$3,987	$2,236

10. Property and Equipment

	December 31,	December 31,
	2022	2021

Machinery and office equipment	$6,487	$1,392
Furniture and equipment	111	110
Laboratory equipment	249	225
Leasehold improvements	1,239	287
	8,086	2,014

Accumulated depreciation and amortization	1,277	884
Net property and equipment	$6,809	$1,130

Depreciation expense for the year ended December 31, 2022 and 2021 was $426 and $265, respectively.

11. Intangible Assets

	December 31,	December 31,
	2022	2021

Computer software	$350	$28
Customer relationships	26,651	22,650
Technology	15,650	8,650
Trademarks	16	16
Tradename	2,850	2,350
Website	962	546
	46,479	34,240

Accumulated amortization	4,680	1,064
Net intangibles	$41,799	$33,176

The estimated future amortization of intangible assets is as follows:

2023	$4,098
2024	4,067
2025	3,903
2026	3,781
2027 and beyond	25,950
Total	$41,799

Amortization expense for the year ended December 31, 2022 and 2021 was $3,616 and $874, respectively.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

12. Leases

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

On April 1, 2022, the Company entered into an agreement with ULF Northfield Business Center LLC to lease 12,400 square feet of office and warehouse space. The lease period is for 61 months beginning on April 1, 2022, with a monthly rent payment of $9 for the first twelve months and escalating to $11 per month over the lease period. The Company recorded a right-of-use asset and corresponding lease liability for $546 using an incremental borrowing rate of 3.95%.

On July 1, 2022, as part of the Revo Squared Purchase, the Company assumed an agreement with Lebow 1031 Legacy, LLC to lease 4,626 square feet of office space. The remaining lease period assumed at the time of the agreement is for 18 months beginning on July 1, 2022 and lasting through December of 2023. The lease has a monthly rent payment of $4 per month over the lease period. The Company recorded a right-of-use asset and corresponding lease liability for $67 using an incremental borrowing rate of 7.00%.

On July 15, 2022, as part of the Assisi asset purchase agreement, the Company assumed a license agreement pursuant to a lease agreement between The Wheelership LLC and The Realty Associates Fund XII portfolio, L.P., whereby Assisi sublet 5,185 square feet of warehousing space. The remaining lease period assumed at the time of the agreement is for 52 months beginning on August 16, 2022 and lasts through November of 2026. The lease has a rent payment of $4 for the first month and escalates to $6 per month over the lease period. The Company recorded a right-of-use asset and corresponding lease liability for $260 using an incremental borrowing rate of 7.00%.

For the years ended December 31, 2021 and December 31, 2022, the Company recognized $411 and $661 in rent expense inclusive of common area maintenance (CAM) charges, insurance, and tax with $95 and $62 recorded in research and development expenses and $316 and $599 recorded in general and administrative expense in the consolidated statements of comprehensive loss.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

	December 31,	December 31,
	2022	2021
Right-of-use asset
Cost
Aggregate lease commitments	$2,759	$1,779
Less: impact of present value	(262)	(155)
Balance	$2,497	$1,624

Reduction in right-of-use asset
Straight line amortization	946	346
Interest	(114)	(42)
Balance	$832	$304

Net book value as at:
Balance	$1,665	$1,320

Lease liabilities

Additions	$2,520	$1,647
Payments	(896)	(310)
Interest	114	42
Total lease liabilities	$1,738	$1,379

Current portion of lease liabilities	641	415
Long term portion of lease liabilities	1,097	964
Total lease liabilities	$1,738	$1,379

Total remaining undiscounted lease liabilities related to the above lease are as follows:

2023	706
2024	679
2025	237
2026	197
2027	44
Total lease payments	$1,863
Less imputed interest	125
Total	$1,738

Our weighted-average remaining lease term and discount rate are as follows:

Year Ended December 31, 2022
Weighted-average remaining lease term	2.9 years
Weighted-average discount rate	4.5%

13. Common Stock

On February 8, 2021, the Company completed a sale of 91,315,790 common shares at an offering price of $1.90 per share. The Company also granted the underwriter a 30-day option to purchase up to 13,697,368 additional common shares at the public offering price.

The Company raised $199,525 in gross proceeds as part of the offering. The Company recorded $199,525 as the value of common shares under common shares. The direct cash costs related to the issuance of the common shares and warrants issued in February 2021 were $14,281. These direct costs were recorded as an offset against the statement of shareholders’ equity with the entirety recorded under common shares.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

14. Stock-Based Compensation

During the year ended December 31, 2022, the Company issued 47,292,219 stock options, each option entitling the holder to purchase one common share of the Company. The options vest over a period of four years and have an expiration period of ten years.

During the year ended December 31, 2021, the Company issued 35,471,000 stock options, each option entitling the holder to purchase one common share of the Company. The options vest over a period of four years and have an expiration period of five years.

During the year ended December 31, 2021, 7,022,776 options were exercised, and the Company received $1,769 in cash receipts and reclassified $1,051 of additional paid in capital to common stock due to the exercise of stock options. No options were exercised in 2022.

The continuity of stock options are as follows:

	Number of	Weighted Avg
	Options	Exercise Price
Balance at December 31, 2021	50,717,724	$0.4466
Stock options granted	47,292,219	0.2692
Stock options forfeited	4,300,000	0.6108
Vested stock options expired	9,597,500	0.2601
Balance at December 31, 2022	84,112,443	$0.3602
Vested at December 31, 2022	23,850,099	$0.3698

As of December 31, 2022, details of the issued and outstanding stock options are as follows:

				Number of	Weighted Avg
		Number of Options	Number of	Unvested	Remaining Life
		Issued	Vested Options	Options	Outstanding
Grant Date	Exercise Price	and Outstanding	Outstanding	Outstanding	(Years)

March 14, 2020	0.19	1,133,557	837,182	296,375	2.20
July 9, 2020	0.18	175,000	131,250	43,750	2.52
August 25, 2020	0.13	20,000	10,000	10,000	2.65
October 1, 2020	0.11	266,667	191,667	75,000	2.75
October 20, 2020	0.09	20,000	15,000	5,000	2.81
December 31, 2020	0.23	15,742,500	13,002,500	2,740,000	3.00
February 26, 2021	1.87	100,000	100,000	—	3.16
March 1, 2021	2.06	200,000	100,000	100,000	3.17
March 8, 2021	1.88	100,000	100,000	—	3.19
March 15, 2021	2.49	100,000	100,000	—	3.21
May 12, 2021	0.78	3,400,000	1,700,000	1,700,000	3.36
May 14, 2021	0.75	3,200,000	850,000	2,350,000	3.37
August 11, 2021	0.57	525,000	225,000	300,000	3.61
August 18, 2023	0.50	200,000	50,000	150,000	3.63
August 23, 2021	0.50	25,000	25,000	—	3.65
September 13, 2021	0.57	800,000	200,000	600,000	3.70
October 1, 2021	0.58	12,412,500	3,112,500	9,300,000	3.75
January 3, 2022	0.36	100,000	—	100,000	4.01
January 4, 2022	0.35	200,000	—	200,000	4.01
January 14, 2022	0.35	200,000	—	200,000	4.04
January 16, 2022	0.35	50,000	—	50,000	4.05
January 18, 2022	0.35	100,000	—	100,000	4.05
February 14, 2022	0.30	200,000	—	200,000	4.13
February 21, 2022	0.37	200,000	—	200,000	4.15

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

				Number of	Weighted Avg
		Number of Options	Number of	Unvested	Remaining Life
		Issued	Vested Options	Options	Outstanding
Grant Date	Exercise Price	and Outstanding	Outstanding	Outstanding	(Years)
February 25, 2022	0.35	12,100,000	—	12,100,000	4.16
March 30, 2022	0.35	200,000	—	200,000	4.25
April 1, 2022	0.34	200,000	—	200,000	4.25
April 6, 2022	0.32	100,000	—	100,000	4.27
April 11, 2022	0.31	75,000	—	75,000	4.28
May 2, 2022	0.25	300,000	—	300,000	4.34
May 9, 2022	0.21	700,000	—	700,000	4.36
May 11, 2022	0.20	400,000	—	400,000	4.36
May 16, 2022	0.23	100,000	—	100,000	4.38
May 31, 2022	0.24	500,000	—	500,000	4.42
June 1, 2022	0.25	500,000	—	500,000	4.42
June 6, 2022	0.26	200,000	—	200,000	4.43
June 13, 2022	0.24	200,000	—	200,000	4.45
June 17, 2022	0.24	3,100,000	3,100,000	—	4.46
July 1, 2022	0.21	350,000	—	350,000	4.50
July 5, 2022	0.22	200,000	—	200,000	4.51
July 6, 2022	0.26	100,000	—	100,000	4.52
July 25, 2022	0.25	200,000	—	200,000	4.57
August 1, 2022	0.28	100,000	—	100,000	4.59
August 5, 2022	0.34	2,850,000	—	2,850,000	4.60
August 8, 2022	0.39	100,000	—	100,000	4.61
August 17, 2022	0.31	200,000	—	200,000	4.63
August 19, 2022	0.27	200,000	—	200,000	4.64
August 22, 2022	0.27	400,000	—	400,000	4.64
August 29, 2022	0.27	400,000	—	400,000	4.66
August 31, 2022	0.25	800,000	—	800,000	4.67
September 21, 2022	0.23	200,000	—	200,000	4.73
September 23, 2022	0.21	400,000	—	400,000	4.73
September 26, 2022	0.22	300,000	—	300,000	4.74
October 4, 2022	0.22	4,000,000	—	4,000,000	4.76
November 3, 2022	0.23	200,000	—	200,000	4.84
November 7, 2022	0.24	500,000	—	500,000	4.85
November 8, 2022	0.24	4,950,000	—	4,950,000	4.86
November 9, 2022	0.23	300,000	—	300,000	4.86
November 14, 2022	0.24	350,000	—	350,000	4.87
November 21, 2022	0.21	50,000	—	50,000	4.89
December 1, 2022	0.21	100,000	—	100,000	4.92
December 9, 2022	0.19	8,717,219	—	8,717,219	4.94
Balance at December 31, 2022		84,112,443	23,850,099	60,262,344

The Company calculates volatility of stock-based compensation using the historical price of the Company’s stock. An increase/decrease in the volatility would have resulted in an increase/decrease in the fair value of the options.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

The fair value of options granted during the year ended December 31, 2022 was estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions:

Grant Date	Volatility	Risk-Free Interest Rate	Expected Life (In Years)	Dividend Yield	Common Share Price	Strike Price	Forfeiture Rate
February 26, 2021	117%	0.95%	10	0%	$1.87	$1.87	0%
March 1, 2021	117	0.92	10	0	2.06	2.06	0
March 8, 2021	117	1.07	10	0	1.88	1.88	0
March 15,2021	117	1.06	5.75	0	2.49	2.49	0
May 12, 2021	118	1.11	6.21-6.22	0	0.78	0.78	0
May 14, 2021	118	1.06	5.75	0	0.76	0.75	0
May 14, 2021	118	1.06	6.25	0	0.75	0.75	0
August 11, 2021	116	0.96	6.18-6.25	0	0.56	0.57	0
August 18,2021	116	0.93	6.25	0	0.50	0.50	0
August 23, 2021	116	0.92	6.25	0	0.50	0.50	0
October 1, 2021	116	1.10	6.25	0	0.57	0.58	0
January 3, 2022	114	1.50	6.25	0	0.36	0.36	0
January 4, 2022	114	1.47	6.25	0	0.35	0.35	0
January 14, 2022	114	1.64	6.25	0	0.35	0.35	0
January 16, 2022	114	1.73	6.25	0	0.35	0.35	0
January 18, 2022	114	1.74	6.25	0	0.35	0.35	0
February 14, 2022	113	1.94	6.25	0	0.29	0.30	0
February 21, 2022	113	1.89	6.25	0	0.37	0.37	0
February 25, 2022	113	1.91	6.25	0	0.35	0.35	0
March 30, 2022	114	2.43	6.25	0	0.35	0.35	0
April 1, 2022	114	2.53	6.25	0	0.33	0.34	0
April 6, 2022	114	2.70	6.25	0	0.32	0.32	0
April 11, 2022	114	2.82	6.25	0	0.30	0.31	0
May 2, 2022	113	3.03	6.25	0	0.25	0.25	0
May 9, 2022	113	3.00	6.25	0	0.21	0.21	0
May 11, 2022	113	2.92	6.25	0	0.20	0.20	0
May 16, 2022	113	2.86	6.25	0	0.22	0.23	0
May 31, 2022	113	2.84	6.25	0	0.23	0.24	0
June 1, 2022	113	2.96	6.25	0	0.25	0.25	0
June 6, 2022	113	3.05	6.25	0	0.26	0.26	0
June 13, 2022	112	3.55	6.25	0	0.24	0.24	0
June 17, 2022	112	3.02	1.37	0	0.24	0.24	0
June 17, 2022	112	3.02	1.64	0	0.24	0.24	0
June 17, 2022	112	3.35	4.27	0	0.24	0.24	0
July 1, 2022	112	2.90	6.25	0	0.21	0.21	0
July 1, 2022	112	2.90	6.25	0	0.21	0.21	0
July 1, 2022	112	2.90	6.25	0	0.21	0.21	0
July 5, 2022	112	2.85	6.25	0	0.22	0.22	0
July 6, 2022	112	2.98	6.25	0	0.25	0.26	0
July 25, 2022	112	2.94	6.25	0	0.25	0.25	0
August 1, 2022	112	2.65	6.25	0	0.28	0.28	0
August 1, 2022	112	2.65	6.25	0	0.28	0.28	0
August 5, 2022	112	2.94	6.25	0	0.34	0.34	0
August 5, 2022	112	2.94	6.25	0	0.34	0.34	0
August 5, 2022	112	2.94	6.25	0	0.34	0.34	0
August 5, 2022	112	2.94	6.25	0	0.34	0.34	0
August 8, 2022	112	2.88	6.25	0	0.38	0.39	0
August 17, 2022	112	3.02	6.25	0	0.30	0.31	0
August 19, 2022	113	3.09	6.25	0	0.27	0.27	0
August 22, 2022	113	3.15	6.25	0	0.27	0.27	0
August 22, 2022	113	3.15	6.25	0	0.27	0.27	0
August 29, 2022	113	3.24	6.25	0	0.26	0.27	0
August 29, 2022	113	3.24	6.25	0	0.26	0.27	0
August 31, 2022	113	3.28	6.25	0	0.24	0.25	0
September 21, 2022	113	3.70	6.25	0	0.23	0.23	0
September 23, 2022	113	3.91	6.25	0	0.21	0.21	0

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

Grant Date	Volatility	Risk-Free Interest Rate	Expected Life (In Years)	Dividend Yield	Common Share Price	Strike Price	Forfeiture Rate
September 23, 2022	113	3.91	6.25	0	0.21	0.21	0
September 26, 2022	113	4.11	6.25	0	0.22	0.22	0
September 26, 2022	113	4.11	6.25	0	0.22	0.22	0
October 4, 2022	112	3.96	6.25	0	0.21	0.22	0
November 3, 2022	112	4.31	6.25	0	0.23	0.23	0
November 7, 2022	112	4.35	6.25	0	0.23	0.24	0
November 8, 2022	112	4.27	6.25	0	0.24	0.24	0
November 9, 2022	112	4.24	6.25	0	0.23	0.23	0
November 14, 2022	111	3.98	6.25	0	0.25	0.24	0
November 21, 2022	111	3.96	6.25	0	0.21	0.21	0
December 1, 2022	111	3.65	6.25	0	0.20	0.21	0
December 9, 2022	111	3.72	6.25	0	0.19	0.19	0

For the years ended December 31, 2022 and 2021, the Company recorded $7,891 and $7,092 of stock-based expense.

15. Warrants

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

In connection with the July 1, 2022 asset acquisition of Revo Squared, the Company issued a ten-year warrant to purchase 10,000,000 common shares at a per share exercise price equal to $0.2201. The warrants may be exercised on a cash or cashless basis, at the election of the warrant holder. As of December 31, 2022, no warrants have been exercised.

In connection with the July 15, 2022 asset acquisition of Assisi, the Company issued a ten-year warrant to purchase 22,000,000 common shares at a per share exercise price equal to $0.2520. The warrants may be exercised on a cash or cashless basis, at the election of the warrant holder. As of December 31, 2022, no warrants have been exercised.

As of December 31, 2022, details of the outstanding warrants were as follows:

			Weighted
			Average
	Exercise	Warrants	Remaining
Original Issue date	Price	Outstanding	Life
February 14, 2020 (Series A)	0.1500	197,917	2.12
April 9, 2020 (Series B)	0.1500	363,501	2.27
May 29, 2020 (Series C)	0.1500	-	-
July 7, 2020 (Series D)	0.1600	-	-
July 1, 2022 (Revo Squared)	0.2201	10,000,000	9.51
July 15, 2022 (Assisi)	0.2520	22,000,000	9.55
Balance at December 31, 2022		32,561,418

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

Cumulative warrants exercised and expired as of December 31, 2022 were as follows:

	Warrants		Warrants
Warrant Series	Exercised	Amount	Expired	Amount

Series A	21,677,084	$4,293	—	$—
Series B	17,969,833	2,695	—	—
Series C	133,213,333	19,982	120,000	18
Series D	187,269,000	29,963	231,000	37
Total	360,129,250	$56,933	351,000	$55

16. Income Taxes

The reconciliation of the combined Canadian federal and provincial statutory income tax rate of 23% to the effective tax rate is as follows:

	Year Ended December 31,
	2022	2021
Loss before income taxes	$(19,381)	$(20,717)
Expected income tax expense (benefit)	(4,458)	(4,765)
Difference in foreign tax rates	235	180
Tax rate changes and other adjustments	(5)	49
Changes in stock based compensation	(1,177)	—
Foreign accrual property income	9	16
Stock based compensation and nondeductible expenses	241	1,394
Prior period adjustment	—	162
Share issuance costs recorded in equity	—	(3,285)
Section 382 derecognition	—	4,344
Change in valuation allowance	2,789	(428)
Total deferred income tax benefit	$(2,366)	$(2,333)

The following table summarizes the components of deferred tax:

	2022	2021
Deferred tax assets
Intangible assets - licenses	$4,236	$4,236
Share issuance costs	2,482	3,425
Reserves	478	181
Non-capital loss carried forward - Canada	10,668	8,387
Net operating losses carried forward - US	2,885	2,592
Investment tax credits	208	30
Operating leases	2	4
Stock-based compensation	3,067	—
Other	478	—
Total deferred tax assets	$24,504	$18,855

Deferred tax liabilities
Property and equipment	(491)	(139)
Intangibles	(6,271)	(6,079)
Other	—	(148)
Total deferred tax liabilities	$(6,762)	$(6,366)

Valuation allowance	18,987	16,198
Net deferred tax liability	$(1,245)	$(3,709)

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

No deferred tax asset has been recognized for Canada, as it is not more likely than not to be realized. Consequently, a valuation allowance has been applied against the net deferred tax asset. The Canadian non-capital loss carry forwards expire as noted in the table below.

	2036	$3,763
	2037	4,279
	2038	5,417
	2039	6,774
	2040	7,418
	2041	9,629
	2042	9,104
Total		$46,384

The Company’s US federal net-operating income tax losses expire as follows:

	2035	$856
	2036	1,485
	2037	3,832
	Indefinitely (subject to 80% limitation)	26,283
	Derecognized under Section 382	(21,013)
Total		$11,443

As of December 31, 2022, we had net operating loss carryforwards for U.S. federal and state income tax purposes of $32,456 and noncapital loss carryforwards for Canada of $46,384, which will begin to expire in fiscal year 2035. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and noncapital loss carryforwards. In 2021, we concluded that, due to the limitations under Section 382, our U.S. federal and state income tax net operating loss carryforwards, as well as R&D credit carryforwards, for the periods prior to February 11, 2021 have been limited to zero. We therefore have derecognized $21,013 of this asset, reducing the carryforward of these amounts to $11,443.

In prior years, there were no uncertain tax positions. In connection with the acquisition of PulseVet, as part of the BPA transaction completed in 2021, it was assessed that an uncertain tax position exists related to withholding taxes on royalties for approximately $265. An uncertain tax liability and an indemnification asset were recorded. It is the Company's policy to record interest within interest expense and penalties in non-operating income. Tax years subject to examination for US federal and state jurisdictions are generally years from 2019 and forward. Tax years subject to examination in Canada are from years 2018 and forward.

The Company is in an overall net deferred tax liability position for the year ended December 31, 2022. Management has assessed that the future taxable income resulting from the deferred tax liability position will result in partial utilization of the company's US federal and state net operating loss carryforwards and has therefore concluded a valuation allowance of $1,600 is currently necessary. Due to the uncertainty of realizing any tax benefits as of December 31, 2022 due to historical losses, a full valuation allowance remains necessary to fully offset our Canadian deferred tax assets.

17. Commitments and Contingencies

On May 10, 2018, the Company entered into a Development, Commercialization and Exclusive Distribution Agreement. As part of the agreement, the Company is required to make the following future milestone payments:

●	1st payment: $3,500 in cash payment upon the achievement of future development milestones

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

●	2nd payment: $3,500 in equity, determined by dividing the amount due by the volume-weighted average price of the Company’s common stock on the NYSE American exchange over the 10 trading days prior to the achievement of the milestone event.

As of December 31, 2022, none of the future development milestones related to the above agreement have been met. The Company has assessed the probability of meeting the above milestones and has determined that an accrual is not necessary as of December 31, 2022, and December 31, 2021.

From time to time, the Company may be exposed to claims and legal actions in the normal course of business. As of December 31, 2022, and continuing as of March 15, 2023, the Company is not aware of any pending or threatened material litigation claims against the Company.

18. Segmented Information

The Company’s operations are comprised of two reportable segments:

●	Diagnostics, which consists of TRUFORMA® products, and
●	Therapeutics, which consists of PulseVet® and Assisi® products

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

The following is a reconciliation of consolidated revenue, cost of revenue, and gross profit amongst our reportable segments:

	Diagnostics	Therapeutics	Consolidated

Net revenue	$391	$18,539	$18,930
Cost of revenue	265	5,013	5,278
Gross profit	$126	$13,526	$13,652

19. Loss Per Share

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

	December 31,	December 31,
	2022	2021
Numerator
Net loss for the period	$(17,015)	$(18,384)
Charge to retained earnings for preferred share exchange	—	(32,039)
Loss attributable to common shareholders	(17,015)	(50,423)

Denominator
Weighted average shares - basic	979,924,052	956,533,761
Stock options	—	—
Warrants	—	—
Denominator for diluted loss per share	979,924,052	956,533,761

Loss per share - basic and diluted	$(0.02)	$(0.05)

As of December 31, 2022, and 2021, the Company had stock options outstanding of 84,112,443 and 50,717,724 and warrants outstanding of 32,561,418 and 912,418. These securities could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive.

20. Subsequent Events

Agreement with Structured Medical Products to begin commercializing VetGuardianTM

On January 13, 2023, Zomedica Inc. entered into a Distribution Agreement with Structured Monitoring Products, Inc. (“SMP”) whereby the Company acquired non-exclusive rights to distribute the VetGuardian remote animal vital sign and surveillance monitoring device. The Distribution Agreement was entered into as a result of the Company exercising its right to commercialize the Product pursuant to a Note Purchase Agreement with an effective date of May 16, 2022 between the Company and SMP.

The Company will purchase the Products from SMP for resale and will share service fees with SMP. The Distribution Agreement is for a term of two years with automatic renewals of twelve months unless either party provides written notice of its intent not to renew. The Distribution Agreement contains customary representations, warranties and covenants of the parties. The Distribution Agreement also contains indemnification provisions pursuant to which SMP has agreed to indemnify the Company and its affiliate against certain losses, subject to the limitations set forth therein.

Agreement with Qorvo to take over new assay development and manufacturing of TRUFORMA product line through long-term agreement with Qorvo Biotechnologies, LLC

On January 17, 2023, Zomedica Corp., along with its U.S. subsidiary Zomedica Inc. ("ZomInc," and together with the Company, the "Zomedica Entities"), entered into three related agreements with Qorvo Biotechnologies, LLC ("Qorvo"). These agreements include a Transition and Support Agreement, a BAW Sensor Supply Agreement, and a Development and Manufacturing License Agreement.

The Qorvo Agreements represent a strategic restructuring of the Zomedica Entities' prior development and commercialization agreement with Qorvo for the Company's TRUFORMA® line of products. Under the Qorvo Agreements, ZomInc will take control of aspects of the TRUFORMA product line previously provided by Qorvo, including development of new assays and manufacturing both instruments and assay cartridges. This will position the Zomedica Entities to invest in accelerated development of new TRUFORMA assays and to begin manufacturing directly. ZomInc will provide up-front licensing and certain milestone payments, and an option payment if ZomInc exercises its option to extend exclusive rights for TRUFORMA in the veterinary health market in perpetuity. A related agreement

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

provides ZomInc the right to purchase Bulk Acoustic Wave sensors from Qorvo for inclusion in the TRUFORMA products.

While Qorvo will continue to work with ZomInc to develop the TRUFORMA assays currently planned, including the first assay for the equine market and several assays for non-infectious gastrointestinal disease, Qorvo has agreed to provide technology transfer assistance to ZomInc to undertake all future new assay development for the TRUFORMA product line. Qorvo has also agreed to assist ZomInc to install manufacturing capabilities at the Zomedica Entities' Global Manufacturing and Distribution Center in Roswell, Georgia. The Zomedica Entities will thereafter have control of development, manufacturing, and commercialization of the TRUFORMA product line. The Zomedica Entities expect the manufacturing transfer process to take up to 18 months as specialized manufacturing equipment is produced and installed at the Roswell facility.

Exhibit Number	Description

2.1

Stock Purchase Agreement, dated October 1, 2021, by and between Zomedica Inc. and Branford PVT Mid-Hold, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 1, 2021 (File No. 001-38298))

2.2

Asset Purchase Agreement, dated June 14, 2022, by and between Zomedica Inc. Revo Squared LLC, the Principal Member (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 21,2022 (File No. 001-38298))

2.3

Asset Purchase Agreement, dated July 15, 2022, by and between Zomedica Inc. and Assisi Animal Health LLC, the Principal Member (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2022 (File No. 001-38298))

3.1

Articles of Amalgamation of Zomedica Corp. and all amendments thereto, as well as all Certificates issued in respect thereto (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2021 (File No. 001-38298))

3.2

Amended and Restated By-Law No. 1 (2nd Version) of Zomedica Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2020 (File No. 001-38298))

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

Executive Employment Agreement, dated October 1, 2021, among Zomedica Inc., Zomedica Corp. and Larry Heaton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2021 (File No. 001-38298))

10.2

Second Lease Amendment, effective September 15, 2021, by and between Zomedica Inc. and Wickfield Phoenix LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2021 (File No. 001-38298))

10.3+	Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 17, 2020 (File No. 001-38298))
10.4#

Development, Commercialization and Exclusive Distribution Agreement, dated May 10, 2018, by and between Seraph Biosciences, Inc. and Zomedica Corp. (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2018 (File No. 001-38298))

10.5***

Amended and Restated Exclusive License and Supply Agreement, dated January 17, 2020, by and between Celsee, Inc. and Zomedica Corp. (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the Commission on February 26, 2020 (File No. 001-38298))

10.6

Form of Securities Purchase Agreement, dated February 12, 2020, among the Company and the investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2020 (File No. 001-38298))

10.7

Placement Agency Agreement, dated April 7, 2020, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2020)

10.8

Securities Purchase Agreement, dated April 7, 2020, among the Company and the investors named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2020)

10.9+**

Summary of Compensation Arrangements with Ann Marie Cotter (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the commission on March 1, 2022 (File No. 001-38298))

10.10

Letter Agreement, dated March 31, 2020, by and between Zomedica Pharmaceuticals Corp. and Celsee, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 31, 2020)

10.11***

Transition and Support Agreement by and among Qorvo Biotechnologies, LLC, Zomedica Inc. and Zomedica Corp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2023

10.12***

BAW Sensor Supply Agreement by and among Qorvo Biotechnologies, LLC, Zomedica Inc. and Zomedica Corp (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2023

10.13***

Development and Manufacturing License Agreement by and among Qorvo Biotechnologies, LLC, Zomedica Inc. and Zomedica Corp (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2023

10.14

Consulting Agreement, effective June 17, 2022, by and between Zomedica Corp. and Dr. Stephanie Morley (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the commission on August 15, 2022 (File No. 001-38298))

Exhibit Number	Description

10.15

Lease Agreement, effective April 1, 2022, by and between Zomedica Inc. and ULF Northfield Business Center (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the commission on August 15, 2022 (File No. 001-38298))

10.16

Note receivable agreement, effective May 16, 2022, by and between Zomedica, Inc. and Structured Monitoring Products, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the commission on August 15, 2022 (File No. 001-38298))

10.17+

Consulting Agreement, effective March 1, 2022, by and between Zomedica Inc. and Johnny D. Powers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the commission on May 10, 2022 (File No. 001-38298))

10.18

Lease Agreement, effective July 1, 2022, by and between Zomedica Inc. and Lebow 1031 Legacy, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the commission on November 14, 2022 (File No. 001-38298))

10.19	License Agreement, effective November 1, 2021, by and between The Wheelership LLC and Assisi Animal Health, as assumed by Zomedica Inc. effective July 15, 2022
10.20	Form of Indemnity
21.1**	List of Subsidiaries
23.2**	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

#	The registrant has received confidential treatment for certain portions of this exhibit.
+	Indicates management contract or compensatory plan.
*	Furnished herewith.
**	Filed herewith.
***	Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2023.

ZOMEDICA CORP.

By:	/s/ Larry Heaton
Name:	Larry Heaton
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Heaton
Larry Heaton	Chief Executive Officer	March 15, 2023
(principal executive officer)
/s/ Ann Marie Cotter
Ann Marie Cotter	Chief Financial Officer, Corporate Secretary	March 15, 2023
(principal financial and accounting officer)

/s/ Chris MacLeod
Chris MacLeod	Director	March 15, 2023

/s/ Rodney Williams
Rodney Williams	Director	March 15, 2023

/s/ Jeffrey Rowe
Jeffrey Rowe	Director	March 15, 2023

/s/ Johnny D. Powers
Johnny D. Powers	Director	March 15, 2023

/s/ Robert Cohen
Robert Cohen	Director	March 15, 2023

/s/Sean Whelan
Sean Whelan	Director	March 15, 2023

/s/Pam Nichols
Pam Nichols	Director	March 15, 2023