Form 10-Q
period 2023-03-31
Zomedica Corp.
filed 2023-05-11
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023.

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

As of May 11, 2023, 979,949,668 shares of the registrant’s common shares, without par value, were issued and outstanding.

ZOMEDICA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2023

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Zomedica Corp.

Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022

(United States Dollars in Thousands)

	As of
	March 31,	December 31,
	2023	2022
Assets

Current assets
Cash and cash equivalents	$8,353	$27,399
Available-for-sale securities	112,698	87,693
Trade receivables, net	428	596
Inventory, net	2,743	2,746
Prepaid expenses and deposits	4,856	3,799
Other receivables	1,085	1,268
Total current assets	130,163	123,501

Prepaid expenses and deposits	153	188
Property and equipment, net	6,799	6,809
Construction in progress	1,886	692
Right-of-use asset	1,511	1,665
Goodwill	63,979	63,979
Intangible assets, net	48,433	41,799
Non current available-for-sale securities	26,409	40,712
Other assets	265	265
Total assets	$279,598	$279,610

Liabilities and shareholders’ equity

Current liabilities
Accounts payable and accrued liabilities	$7,419	$6,698
Accrued income taxes	233	187
Current portion of lease obligations	641	641
Customer contract liabilities	242	207
Other current liabilities	62	78
Total current liabilities	8,597	7,811

Lease obligations	941	1,097
Deferred tax liabilities	1,245	1,245
Customer contract liabilities	263	182
Liability due to Qorvo	3,529	—
Other liabilities	1,965	1,883
Total liabilities	$16,540	$12,218

Commitments and contingencies (Note 16)

Shareholders’ equity
Unlimited common shares, no par value; 979,949,668 issued and outstanding at March 31, 2023 and December 31, 2022	$380,973	$380,973
Additional paid-in capital	25,431	23,666
Accumulated deficit	(142,789)	(136,404)
Accumulated comprehensive loss	(557)	(843)
Total shareholders' equity	263,058	267,392

Total liabilities and shareholders’ equity	$279,598	$279,610

The accompanying notes are an integral part of these condensed consolidated financial statements

Zomedica Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2023 and 2022

(Unaudited) (United States Dollars in Thousands, Except for Per Share Data)

	For the Three Months Ended March 31,
	2023	2022

Net revenue	$5,482	$3,751
Cost of revenue	1,647	1,011
Gross profit	3,835	2,740

Expenses
Research and development	918	351
Selling, general and administrative	10,429	6,703
Loss from operations	(7,512)	(4,314)
Interest income	1,412	107
Interest expense	(50)	—
Other loss	(1)	(1)
Foreign exchange loss	(26)	(7)
Loss before income taxes	(6,177)	(4,215)
Income tax expense (benefit)	208	(278)
Net loss	(6,385)	(3,937)
Unrealized gains, change in fair value of available-for-sale securities, net of tax	283	—
Change in foreign currency translation	3	51
Net loss and comprehensive loss	$(6,099)	$(3,886)

Weighted average number of common shares - basic and diluted	979,949,668	979,899,668

Loss per share - basic and diluted (Note 18)	$(0.007)	$(0.004)

The accompanying notes are an integral part of these condensed consolidated financial statements

Zomedica Corp.

Condensed Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2023 and 2022

(Unaudited) (United States Dollars in Thousands)

	For the Three Months Ended March 31, 2023
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2022	979,949,668	$380,973	$23,666	$(136,404)	$(843)	$267,392
Stock-based compensation	—	—	1,765	—	—	1,765
Net loss	—	—	—	(6,385)	—	(6,385)
Other Comprehensive Income	—	—	—	—	286	286
Balance at March 31, 2023	979,949,668	$380,973	$25,431	$(142,789)	$(557)	$263,058

	For the Three Months Ended March 31, 2022
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2021	979,899,668	$380,962	$9,313	$(119,391)	$2	$270,886
Stock-based compensation	—	—	2,041	—	—	2,041
Net loss	—	—	—	(3,937)	—	(3,937)
Other Comprehensive Income	—	—	—	—	51	51
Balance at March 31, 2022	979,899,668	$380,962	$11,354	$(123,328)	$53	$269,041

The accompanying notes are an integral part of these condensed consolidated financial statements

Zomedica Corp.

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022

(Unaudited) (United States Dollars in Thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,385)	$(3,937)
Adjustments for:
Depreciation	164	82
Amortization - intangible assets	1,199	737
Stock-based compensation	1,765	2,041
Non cash portion of rent expense	(1)	—
Accretion/amortization of available-for-sale securities	(654)	—
Change in assets and liabilities, net of acquisitions:
Purchased inventory	(731)	(1,005)
Prepaid expenses and deposits	(1,022)	128
Trade receivables	144	(27)
Other receivables	263	(25)
Accounts payable and accrued liabilities	721	(118)
Accrued income tax	46	(23)
Deferred tax liabilities	—	(279)
Other current liabilities	(16)	(40)
Customer contract liabilities	116	(35)
Other liabilities	134	30
Net cash used in operating activities	(4,257)	(2,471)

Cash flows from investing activities:
Investment in available-for-sale securities	(8,072)	—
Investment in debt security (at fair value)	(1,750)	—
Investment in property and equipment	(113)	(83)
Acquisition of intangibles	(4,000)	—
Investment in construction in progress	(857)	(123)
Net cash used in investing activities	(14,792)	(206)

(Decrease) increase in cash and cash equivalents	(19,049)	(2,677)
Effect of exchange rate changes on cash	3	62
Cash and cash equivalents, beginning of year	27,399	194,952
Cash and cash equivalents, end of period	$8,353	$192,337

Noncash activities:
Change in fair value of available-for-sale securities, net of tax	$283	$—
Transfer of construction in progress into property and equipment and intangibles	$401	$—
Transfer of inventory into property and equipment	$738	$246

Supplemental cash flow information:
Interest received	$783	$90

The accompanying notes are an integral part of these condensed consolidated financial statements

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

1. Nature of Operations

Zomedica is a veterinary health company creating products for companion animals by focusing on the unmet needs of clinical veterinarians. The Company consists of the parent company, Zomedica Corp. and its wholly-owned U.S subsidiary, Zomedica Inc. and its international subsidiaries.

The impact of the novel strains of coronavirus (“COVID-19”)

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

To-date, the emergence of new variants has not caused significant modification to business operations. We intend to continue our research, development, and production related activities for the foreseeable future.

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

3. Significant Accounting Policies

Basis of Measurement

The condensed consolidated financial statements have been prepared on the historical cost basis except as otherwise noted.

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

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

Functional and Reporting Currencies

The functional currency, as determined by management, for Canada and our subsidiaries in the United States and Switzerland is U.S. dollars, which is also our reporting currency.

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

Comparative Figures

A portion of depreciation expense has been stated as part of cost of revenue for $54. The consolidated statements of income and comprehensive income for the period ended March 31, 2022 have been adjusted for $21 of depreciation that was included in sales, general, and administrative expense. This amount has been reclassified to cost of revenue to conform to the current year presentation. The change in presentation had no effect on the reported results of operations and does not affect previously reported cash flows from operating activities in the consolidated statements of cash flows.

To better align with the way in which we measure and track our business, we have changed the categorization of products within our segmentation of revenue. A portion of the products in our Therapeutics segment were previously designated as instruments and trodes in our form 10Q for the period ending March 31, 2022. These products have since been renamed to be capital and consumables to better align with our other platforms and to provide a more consistent baseline for comparison of the product lines within. Capital refers to the devices we sell within our PulseVet®, Revo Squared®, and VetGuardian® product lines. Consumables continues to include our TRUFORMA® cartridges as it did last year and now includes our PulseVet trodes as well as our Assisi®  products. There have been no changes to the overall sales numbers for our Diagnostics and Therapeutics segments, only the product names making up the total.

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

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company’s reportable segments consist of Diagnostics and Therapeutics.

Cash and Cash Equivalents

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents.

Investment Securities

Our investment securities, which are comprised of corporate bonds/notes and US treasuries, are accounted for in accordance with ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”). The company considers all of its securities for which there is a determinable fair market value, and there are no restrictions on the Company’s ability to sell within the next twelve months, as available for sale. We classify these securities as both current and non-current depending on their time to maturity. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of shareholders’ equity.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded net of an allowance for credit losses and have payment terms of 30 days. Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries, and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. As of March 31, 2023, our allowance was $47 and was recorded net in trade receivables. While we believe that our allowance for credit losses is adequate and represents our best estimate as of March 31, 2023, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to these estimates.

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

Costs related to acquired customer relationships, developed technology, licenses, trademarks, and tradenames have been capitalized and amortized over the estimated useful life.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the sum of estimated undiscounted future cash flows associated with the asset or group of assets is less than its carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. No triggering events were present as of March 31, 2023.

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

The nature of the Company’s PulseVet® business gives rise to variable consideration, including discounts and applicator (“trode”) returns for refurbishment. Credits are issued for unused shocks on returned trodes, which can be used toward the purchase of replacement trodes. Discounts and the estimated unused shock credits decrease the transaction price, which reduces revenue. Variable consideration related to unused shock credits is estimated using the expected value method, which estimates the amount that is expected to be earned. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration are based upon historical experience and known trends. These estimated credits are nonrefundable and may only be used towards the purchase of future trode refurbishments. This practice encourages refurbishment purchase prior to complete utilization of the previous trode, so the customer will always have a trode on hand with ample capacity to perform treatments.

At times the Company receives consideration prior to when the performance obligation is completed, giving rise to a contract liability. Sales are recorded net of sales tax. Sales tax is charged on sales to end users and remitted to the appropriate state authority.

Disaggregated revenue for the three months ended March 31, 2023 and 2022 is as follows:

	For the Three Months Ended March 31,

	Diagnostics		Therapeutics		Consolidated
	2023	2022	2023	2022	2023	2022
Capital	$217	$-	$1,493	$1,590	$1,710	$1,590
Consumables	182	57	3,567	1,952	3,749	2,009
Other (e.g., warranty and repairs)	-	-	23	152	23	152
Total revenue	$399	$57	$5,083	$3,694	$5,482	$3,751

Cost of Revenue

Cost of goods sold consists of overhead, materials, labor, and shipping costs incurred internally to produce and receive the products. Shipping and handling costs incurred by the Company are included in cost of revenue.

Research and Development

Research and development costs related to continued research and development programs are expensed as incurred.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

Stock-based Compensation

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

The Company assesses the likelihood of the financial statement effect of an uncertain tax position that should be recognized when it is more likely than not that the position will be sustained upon examination by a taxing authority based on the technical merits of the tax position, circumstances, and information available as of the reporting date. The Company is subject to examination by taxing authorities in the United States, Canada, Japan, and Switzerland. The Company recognizes tax-related interest and penalties, if any, as a component separate from income tax expense.

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

We use a discounted cash flow model to measure the customer relationship, developed technology, license, trademark, and tradename assets. The estimation of fair value requires significant judgment related to future net cash flows based on assumptions related to revenue and EBITDA growth rates, discount rates, and attrition factors. Inputs are generally determined by taking into account competitive trends, market comparisons, independent appraisals, and historical data, among other factors, and are supplemented by current and anticipated market conditions.

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

Valuation and Payback of Property and Equipment

Diagnostic based TRUFORMA® capital is placed in fixed assets once purchased or manufactured, where they remain, undepreciated, until they are placed with our customers under the agreement that they will repeatedly purchase consumables or services which are utilized within. Each instance of this placed capital represents an asset that we own. An estimate is made of the anticipated future revenue over its respective life which is ten years. If the payback period of the initial investment in the asset is less than the ten-year life of the asset, we conclude that the assets have been properly recorded, and no write-down is necessary. We rely on third-party data that considers various data points and assumptions, including, but not limited to, the expected volume of consumables which will be sold, anticipated growth rates, and anticipated placements. Realization of the anticipated revenue is dependent on the current assumptions and forecasted models.

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

5. Investment Securities

The following represents the Company’s investment securities as of March 31, 2023 (in thousands):

	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$29,490	$583	$(71)	$30,002
Corporate notes / bonds	43,163	303	(425)	43,041
Debt security	2,750	-	-	2,750
U.S. treasuries	16,815	146	(90)	16,871
U.S. govt. agencies	46,484	151	(192)	46,443
Money market funds	4,907	-	-	4,907
Total investment securities	$143,609	$1,183	$(778)	$144,014

Accretion / (amortization) refers to the discounts and premiums incurred on bonds and notes purchased and are included within interest income on our consolidated income statement.

Accrued interest receivable related to the above investment securities amounted to $690 and is included within Other Receivables on our consolidated balance sheet.

Contractual maturities of investment securities as of March 31, 2023 are as follows (in thousands):

	Acquisition Cost	Estimated Fair Value
Original maturities of 90 days or less	$4,907	$4,907
Original maturities of 91-365 days	112,175	112,698
Original maturities of 366+ days	26,527	26,409
Total investment securities	$143,609	$144,014

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

Included within these available-for-sale securities are $2,750 in convertible notes associated with Structured Monitoring Products, Inc.’s (“SMP”) VetGuardian® line. There were no unrealized gains or losses recorded and no impairments recognized as of March 31, 2023.

In accordance with the fair value hierarchy described above, the following table shows the fair value of our investments as of March 31, 2023:

	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$-	$30,002	$-	$30,002
Corporate notes / bonds	-	43,041	-	43,041
Debt security	-	-	2,750	2,750
U.S. treasuries	16,871	-	-	16,871
U.S. govt. agencies	46,443	-	-	46,443
Money market funds	4,907	-	-	4,907
Total investment securities	$68,221	$73,043	$2,750	$144,014

The following table shows these same investments and their respective balance sheet classifications:

	Cash & Cash Equiv.	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$-	$30,002	$-	$30,002
Corporate notes / bonds	-	32,794	10,247	43,041
Debt security	-	-	2,750	2,750
U.S. treasuries	-	12,056	4,815	16,871
U.S. govt. agencies	-	37,846	8,597	46,443
Money market funds	4,907	-	-	4,907
Total investment securities	$4,907	$112,698	$26,409	$144,014

Unrealized gains on our investments have not been recorded into income as we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our debt securities is largely due to the rising interest rate environment driven by current market conditions that have resulted in higher credit spreads. The

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

credit ratings associated with our debt securities are mostly unchanged, are highly rated, and the debtors continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded through March 31, 2023.

7. Business Combinations

All of the Company’s acquisitions of businesses have been accounted for under ASC 805, Business Combinations. Accordingly, the assets of the acquired companies reflect the fair values and have been included in the Company’s Condensed Financial Statements from their respective dates of acquisition.

The results of operations of Pulse Veterinary Technologies, LLC, Revo Squared LLC, and Assisi Animal Health, LLC have been included in the Company’s Condensed Financial Statements since the dates of acquisition on October 1, 2021, June 14, 2022, and July 15, 2022, respectively.

2022 Acquisitions

Asset Purchase Agreement with Assisi Animal Health LLC

On July 15, 2022, Zomedica Corp. and its wholly owned subsidiary Zomedica Inc. entered into an Asset Purchase Agreement with Assisi Animal Health LLC (“Assisi”), its wholly owned subsidiary, AAH Holdings LLC, and certain of Assisi’s members (collectively the “Seller”) pursuant to which Zomedica Inc. agreed to acquire substantially all of the assets related to the Assisi® product lines. The Sellers were in the business of developing, manufacturing, marketing, distributing and selling animal health products which use targeted Pulsed Electromagnetic Field (PEMF) therapy to decrease pain and inflammation, accelerate healing, and reduce anxiety that include the Assisi Loop®, Assisi Loop Lounge®, Assisi DentaLoop® and Calmer Canine® product lines.

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

The Company made a preliminary allocation of the purchase price for Assisi’s asset base based on its understanding of the fair value of the acquired assets and assumed liabilities. As the Company continues to obtain additional information about these assets and liabilities, including intangible asset appraisals, inventory valuation, and accrued expenses, and continues to integrate the newly acquired business, the Company will refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will continue to make required adjustments to the purchase price allocation prior to the completion of the acquisition period.

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

The following table provides unaudited proforma financial information, prepared in accordance with Topic 805, for the three months ended March 31, 2023 and 2022, as if Assisi had been acquired as of January 1, 2022. Proforma results do not include the effect of any synergies anticipated to be achieved from the acquisition, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

	For the Three Months Ended March 31,
	2023	2022
Net Revenue	$5,482	$5,054
Net Losses	$(6,385)	$(4,519)

The proforma amounts have been calculated by including the results of Assisi, and adjusting the combined results to give effect to the following, as if the acquisitions had been consummated on January 1, 2022, together with the consequential tax effects thereon:

	For the Three Months Ended March 31,
	2023	2022
Adjustments to net revenues
Assisi preacquisition revenues	$-	$1,303
Adjustments to net income
Assisi preacquisition net losses	$-	$(582)

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

On July 1, 2022, the parties consummated the acquisition. At the closing, Zomedica Inc. paid Revo Squared a base purchase price of $6,011 in cash, which was subject to adjustments based on the amount of Revo Squared’s working capital at the closing. On this date, $500 of the purchase price was deposited into a third-party escrow account for a period of fifteen months to support Revo Squared’s indemnification obligation under the Purchase Agreement. The Company also issued to Revo Squared a ten-year warrant to purchase an aggregate of 10,000,000 of the Company’s common shares at a per share exercise price equal to $0.2201. The warrants may be exercised on a cash or cashless basis, at the election of the warrant holder.

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

8. Inventory

Inventory details are as follows:

	March 31, 2023			December 31, 2022
	Diagnostics	Therapeutics	Consolidated	Diagnostics	Therapeutics	Consolidated
Raw Materials	$265	$1,469	$1,734	$—	$1,685	$1,685
Finished Goods	93	352	445	—	182	182
Purchased Inventory	94	494	588	139	780	919
Total	452	2,315	2,767	139	2,647	2,786

Reserves	(2)	(22)	(24)	(18)	(22)	(40)
Net inventory	$450	$2,293	$2,743	$121	$2,625	$2,746

9. Prepaid Expenses and Deposits

	March 31,	December 31,
	2023	2022
Deposits	$2,274	$1,886
Prepaid marketing	72	114
Prepaid insurance	570	614
Prepaid taxes	1,733	753
Other	360	620
Total prepaid expenses and deposits	$5,009	$3,987

10. Property and Equipment

	March 31,	December 31,
	2023	2022

Machinery and office equipment	$6,544	$6,487
Furniture and equipment	120	111
Laboratory equipment	337	249
Leasehold improvements	1,239	1,239
	8,240	8,086

Accumulated depreciation and amortization	1,441	1,277
Net property and equipment	$6,799	$6,809

Depreciation expense for the three months ended March 31, 2023 and 2022 was $164 and $82, respectively.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

11. Intangible Assets

	March 31,	December 31,
	2023	2022

Computer software	$704	$350
Customer relationships	26,651	26,651
Licenses	7,479	-
Technology	15,650	15,650
Trademarks	16	16
Tradename	2,850	2,850
Website	962	962
	54,312	46,479

Accumulated amortization	5,879	4,680
Net intangibles	$48,433	$41,799

Included within intangibles are Qorvo related licenses of $7,479 comprised of a one-time license fee of $4,000 that was paid on the effective date of the agreement and the discounted value of an obligation to make a second $4,000 payment upon completion of the installation qualification process for a cartridge production line. The liability associated with the second payment is being recorded in the “Liability Due to Qorvo” line in our Condensed Consolidated Balance Sheets.

The estimated future amortization of intangible assets is as follows:

2023	$3,731
2024	4,933
2025	4,769
2026	4,536
2027 and beyond	30,464
Total	$48,433

Amortization expense for the three months ended March 31, 2023 and 2022 was $1,199 and $737, respectively.

12. Leases

On February 1, 2021 the Company downsized its office space and modified its existing lease with Wickfield Phoenix LLC. The new lease period was for forty-eight months, commencing on February 1, 2021 and ending on January 31, 2025 with a monthly rent payment of $12 for the first two months and escalating to $31 over the lease period. The carrying value of the right of use asset was $1,258 upon modification using the Company's incremental borrowing rate of 3.95%. During the period ending March 31, 2021 the Company recorded a gain on right-of-use asset of $24 in the consolidated statements of comprehensive loss.

On September 15, 2021, the Company entered into an additional lease with Wickfield Phoenix LLC for warehousing space. The new lease period is for forty-one months, commencing on September 15, 2021, and ending on January 31, 2025, with a monthly rent payment of $5 for the first month and escalating to $10 over the lease period. The Company recorded a right-of-use asset and corresponding lease liability for $366 using the Company's incremental borrowing rate of 3.95%.

On April 1, 2022, the Company entered into an agreement with ULF Northfield Business Center LLC to lease 12,400 square feet of office and warehouse space. The lease period is for sixty-one months beginning on April 1, 2022, with a monthly rent payment of $9 for the first twelve months and escalating to $11 per month over the lease period. The Company recorded a right-of-use asset and corresponding lease liability for $546 using an incremental borrowing rate of 3.95%.

On July 1, 2022, as part of the Revo Squared Purchase, the Company assumed an agreement with Lebow 1031 Legacy, LLC to lease 4,626 square feet of office space. The remaining lease period assumed at the time of the agreement is for eighteen months beginning on July 1, 2022 and lasting through December of 2023. The lease has a monthly rent payment of $4 per month over the lease period. The Company recorded a right-of-use asset and corresponding lease liability for $67 using an incremental borrowing rate of 7.00%.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

On July 15, 2022, as part of the Assisi asset purchase agreement, the Company assumed a license agreement pursuant to a lease agreement between The Wheelership LLC and The Realty Associates Fund XII portfolio, L.P., whereby Assisi sublet 5,185 square feet of warehousing space. The remaining lease period assumed at the time of the agreement is for fifty-two months beginning on August 16, 2022 and lasts through November of 2026. The lease has a rent payment of $4 for the first month and escalates to $6 per month over the lease period. The Company recorded a right-of-use asset and corresponding lease liability for $260 using an incremental borrowing rate of 7.00%.

For the three months ended March 31, 2023 and 2022, the Company recognized $199 and $152 in rent expense inclusive of common area maintenance (CAM) charges, insurance, and tax with $18 and $0 recorded into cost of revenue, $40 and $16 recorded in research and development expenses, and $141 and $136 recorded in general and administrative expense in the consolidated statements of comprehensive loss.

	March 31,	December 31,
	2023	2022
Right-of-use asset
Cost
Aggregate lease commitments	$2,759	$2,759
Less: impact of present value	(262)	(262)
Balance	$2,497	$2,497

Reduction in right-of-use asset
Straight line amortization	1,119	946
Interest	(133)	(114)
Balance	$986	$832

Net book value as at:
Balance	$1,511	$1,665

Lease liabilities

Additions	$2,520	$2,520
Payments	(1,071)	(896)
Interest	133	114
Total lease liabilities	$1,582	$1,738

Current portion of lease liabilities	641	641
Long term portion of lease liabilities	941	1,097
Total lease liabilities	$1,582	$1,738

Total remaining undiscounted lease liabilities related to the above lease are as follows:

2023	531
2024	679
2025	237
2026	197
2027	44
Total lease payments	$1,688
Less imputed interest	106
Total	$1,582

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

Our weighted-average remaining lease term and discount rate are as follows:

Three Months Ended March 31, 2023
Weighted-average remaining lease term	2.7 years
Weighted-average discount rate	4.5%

13. Stock-Based Compensation

During the three months ended March 31, 2023, the Company issued 6,710,000 stock options to purchase an aggregate of 6,710,000 common shares. These options also vest over a period of four years and have an expiration period of 10 years.

During the three months ended March 31, 2022, the Company issued 14,425,000 stock options to purchase an aggregate of 14,425,000 common shares. These options also vest over a period of four years and have an expiration period of 10 years.

The continuity of stock options are as follows:

	Number of	Weighted Avg
	Options	Exercise Price
Balance at December 31, 2022	84,112,443	$0.3602
Stock options granted	6,710,000	0.2431
Stock options forfeited	705,000	0.4063
Vested stock options expired	462,500	1.5459
Balance at March 31, 2023	89,654,943	$0.3449
Vested at March 31, 2023	27,066,474	$0.3484

As of March 31, 2023, details of the issued and outstanding stock options are as follows:

Grant Year	Weighted Avg. Exercise Price	Number of Options Issued and Outstanding	Number of Vested Options Outstanding	Number of Unvested Options Outstanding	Weighted Avg. Remaining Life Outstanding (Years)
2020	0.22	17,252,724	14,478,974	2,773,750	2.69
2021	0.65	20,300,000	6,150,000	14,150,000	3.37
2022	0.27	45,392,219	6,437,500	38,954,719	4.32
2023	0.24	6,710,000	—	6,710,000	4.93
Balance at March 31, 2023		89,654,943	27,066,474	62,588,469

The Company calculates volatility of stock-based compensation using the historical price of the Company’s stock. An increase/decrease in the volatility would have resulted in an increase/decrease in the fair value of the options.

The fair value of options granted during the three months ended March 31, 2023 and the twelve months ended December 31, 2022 was estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions:

Grant Year	Weighted Avg. Volatility	Weighted Avg. Risk-Free Int. Rate	Weighted Avg. Expected Life (In Years)	Weighted Avg. Common Share Price	Weighted Avg. Exercise Price
2020	96%	0.47%	9.53	$0.21	$0.22
2021	117	1.08	6.20	0.65	0.65
2022	112	3.09	5.92	0.27	0.27
2023	110	3.67	6.25	0.24	0.24

For the three months ended March 31, 2023 and 2022, the Company recorded $1,765 and $2,041 of stock-based expense.

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

In connection with the July 1, 2022 asset acquisition of Revo Squared, the Company issued a ten-year warrant to purchase 10,000,000 common shares at a per share exercise price equal to $0.2201. The warrants may be exercised on a cash or cashless basis, at the election of the warrant holder. As of March 31, 2023, no warrants have been exercised.

In connection with the July 15, 2022 asset acquisition of Assisi, the Company issued a ten-year warrant to purchase 22,000,000 common shares at a per share exercise price equal to $0.2520. The warrants may be exercised on a cash or cashless basis, at the election of the warrant holder. As of March 31, 2023, no warrants have been exercised.

As of March 31, 2023, details of the outstanding warrants were as follows:

			Weighted
			Average
	Exercise	Warrants	Remaining
Original Issue date	Price	Outstanding	Life
February 14, 2020 (Series A)	0.1500	197,917	1.87
April 9, 2020 (Series B)	0.1500	363,501	2.03
May 29, 2020 (Series C)	0.1500	-	-
July 7, 2020 (Series D)	0.1600	-	-
July 1, 2022 (Revo Squared)	0.2201	10,000,000	9.26
July 15, 2022 (Assisi)	0.2520	22,000,000	9.30
Balance at March 31, 2023		32,561,418

Cumulative warrants exercised and expired as of March 31, 2023 were as follows:

	Warrants		Warrants
Warrant Series	Exercised	Amount	Expired	Amount

February 14, 2020 (Series A)	21,677,084	$4,293	—	$—
April 9, 2020 (Series B)	17,969,833	2,695	—	—
May 29, 2020 (Series C)	133,213,333	19,982	120,000	18
July 7, 2020 (Series D)	187,269,000	29,963	231,000	37
July 1, 2022 (Revo Squared)	—	—	—	—
July 15, 2022 (Assisi)	—	—	—	—
Total	360,129,250	$56,933	351,000	$55

15. Income Taxes

The Company is in an overall net deferred tax liability position as of March 31, 2023. Management has assessed that the future taxable income resulting from the deferred tax liability position will result in utilization of the Company’s US federal and state net operating loss carryforwards in future tax periods. The Company is in a net deferred tax asset position in Canada and a full valuation allowance against the Canada deferred tax assets remains necessary as a result of the historical losses and the uncertainty of realizing any future tax benefits related to the Canadian deferred tax assets.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

16. Commitments and Contingencies

From time to time, the Company may be exposed to claims and legal actions in the normal course of business. As of March 31, 2023, and continuing as of May 11, 2023, the Company is not aware of any pending or threatened material litigation claims against the Company.

On May 10, 2018, the Company entered a Development, Commercialization and Exclusive Distribution Agreement. As part of the agreement, the Company is required to make the following future milestone payments:

●	1st payment: $3,500 in cash payment upon the achievement of future development milestones

●	2nd payment: $3,500 in equity, determined by dividing the amount due by the volume-weighted average price of the Company’s common stock on the NYSE American exchange over the 10 trading days prior to the achievement of the milestone event.

As of March 31, 2023, none of the future development milestones related to the above agreement have been met. The Company has assessed the probability of meeting the above milestones and has determined that an accrual is not necessary as of March 31, 2023 and December 31, 2022.

On January 17, 2023, the Company entered into a series of agreements with Qorvo Biotechnologies, LLC. Under the terms of these agreements, the Company has the obligation:

●	to purchase a minimum quantity of production and development cartridges for the period beginning on the date the parties entered into the agreements and ending on the earlier of the date Zomedica notifies Qorvo to stop production or December 31, 2024;

●	to purchase a minimum quantity of BAW Sensors commencing on the Transition Date and continuing as long as Zomedica has a license from Qorvo to manufacture the cartridges, subject to each party’s rights to early termination including Zomedica’s right to terminate at any time with 90 days prior written notice; and

●	to pay a royalty to Qorvo on the sale of cartridges after the Transition Date

17. Segment Information

The Company’s operations are comprised of two reportable segments:

●	Diagnostics, which consists of TRUFORMA®, VetGuardian®, and imaging products;

●	Therapeutics, which consists of Assisi® and PulseVet® products

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

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

The following is a reconciliation of consolidated revenue, cost of revenue, and gross profit amongst our reportable segments as of March 31, 2023:

	Diagnostics	Therapeutics	Consolidated

Net revenue	$399	$5,083	$5,482
Cost of revenue	338	1,309	1,647
Gross profit	$61	$3,774	$3,835

18. Loss Per Share

	For the Three Months Ended March 31,
	2023	2022
Numerator
Net loss for the period	$(6,385)	$(3,937)
Charge to retained earnings for preferred share exchange	-	-
Loss attributable to common shareholders	(6,385)	(3,937)

Denominator
Weighted average shares - basic	979,949,668	979,899,668

Loss per share - basic and diluted	$(0.007)	$(0.004)

As of March 31, 2023, and 2022, the Company had stock options outstanding of 89,654,943 and 57,632,724 and warrants outstanding of 32,561,418 and 912,418. These securities could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive.

19. Related Party Transaction

On March 1, 2022 we entered into a Consulting Agreement with Johnny Powers, a member of our Board. Pursuant to the Powers Agreement, Dr. Powers provides strategic consulting services to the Company. Dr. Powers is entitled to $10 per month as compensation and reimbursement for authorized expenses. The Powers Agreement expires May 31, 2023.

20. Subsequent Events

On May 5, 2023, Zomedica, Inc., a U.S. subsidiary of Zomedica Corp., provided Structured Monitoring Products, Inc., a Florida corporation (“SMP”), with written notice of its intention to exercise its irrevocable option to acquire SMP. Concurrently with its delivery of the exercise notice, Zomedica made a nonrefundable cash payment to SMP of $250, which will be credited toward the purchase price. Zomedica now intends to promptly commence conducting due diligence with respect to the acquisition.

On May 10, 2023, Zomedica, Inc., a wholly-owned subsidiary of Zomedica Corp., entered into an amendment to the Multi-Tenant Industrial Triple Net Lease with an effective date of March 18, 2022 by and between ULF Northfield Business Center LLC and Zomedica, Inc. for property located at 4000 Northfield Way, Roswell, GA 30076. The Amendment expands the Leased Premises by 6,000 rentable square feet (“Expansion Premises”) from 12,400 rentable square feet to 18,400 square feet and extends the lease term from the date ending April 30, 2027 to a date ending sixty months after the earlier of (i) the date the Landlord delivers the Expansion Premises to Zomedica, Inc. and (ii) December 1, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

(All amounts are expressed in thousands unless otherwise indicated)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto for the quarter ended March 31, 2023. This report contains forward-looking statements or forward-looking information (collectively, “forward-looking statements”) made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as the safe harbor provisions of applicable Canadian securities legislation, that are based on management’s beliefs and assumptions and involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.

Forward-looking statements can also be identified by words such as “future”, “anticipates”, “believes”, “projects”, “estimates”, “expects”, “intends”, “plans”, “predicts”, “will”, “should”, “would”, “could”, “can”, “may”, or similar terms. Forward-looking statements are not guarantees of future performance and Zomedica’s actual results may differ significantly from the results discussed in the forward-looking statements. Zomedica cautions that these statements are subject to numerous important risks, uncertainties, assumptions, and other factors, some of which are beyond Zomedica’s control. These risks could cause Zomedica’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to adverse macroeconomic conditions; changes in consumer confidence and spending in response to economic volatility; continued uncertainties relating to the COVID-19 pandemic; our ability to develop and commercialize our products; our ability to integrate our acquisitions successfully into our business; supply chain disruptions that increase our costs and impair our ability to manufacture our products; our ability to attract and keep senior management and key scientific personnel; our ability to obtain and maintain intellectual property protection; our ability to maintain the listing of our common shares on the NYSE American exchange; the accuracy of our estimates regarding expenses, future revenues, and capital requirements; and the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2022. The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We undertake no duty to update any of these forward-looking statements after the date of this Form 10-Q to conform our prior statements to actual results or revised expectations, except as required by applicable law.

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

We currently have five discrete platforms in our product portfolio:

Diagnostic Products

-	our TRUFORMA® platform, comprising point-of-care diagnostic products for disease states in dogs and cats, providing assays for use at the point-of-care that provide reference lab accuracy, thereby enabling practitioners to diagnose and treat diseases sooner;

-	our Revo Squared® imaging platform, comprising diagnostic imaging products and services for use in animal health, including the SONOVIEW™ ultrasound system; and

-	our VetGuardian® platform, which provides continuous wireless monitoring of pets’ vital signs and provides them remotely to veterinarian practice staff, along with alert messaging should the vital signs rise or fall out of range, to assist in rapidly diagnosing issues;

Therapeutic Products

-	our world-leading PulseVet® platform, which provides for non-invasive electro-hydraulic shock wave treatment of a wide variety of conditions in horses and small animals, including osteoarthritis, tendon and ligament healing, bone healing, chronic pain relief and wound healing, to promote healing and reduce the need for surgery and/or medication; and
-	our Assisi Loop® platform including a series of products that use targeted Pulsed Electromagnetic Field (tPEMF) therapy to decrease pain and inflammation and accelerate healing or reduce anxiety.

As a result of an internal strategic view, we have focused our development and commercialization efforts on our TRUFORMA, Revo Squared, VetGuardian, PulseVet, and Assisi Loop platforms. We believe this narrowed focus will enable us to capitalize on our core strengths and to accelerate the commercialization of these existing platforms.

For the foreseeable future, we expect to continue to incur losses, which we expect will begin to decrease from historical levels as we continue the commercialization of our TRUFORMA® platform and recognize additional profits from the expansion of the Revo Squared, VetGuardian, PulseVet, and Assisi Loop products, our product development activities, and our sales and marketing activities.

Revenue

Our revenue consisted of consumables sold in the U.S associated with our TRUFORMA platform; capital and consumables sold in the U.S and internationally associated with our PulseVet platform; consumables sold in the U.S. and internationally associated with our Assisi products, capital associated with our Revo Squared products, and capital associated with our VetGuardian products.

Cost of Revenue

Cost of revenue consisted primarily of the cost of raw materials used in the assembly of PulseVet capital and consumables, the cost of TRUFORMA consumables purchased, and the cost of Assisi parts purchased and related sub-components. We expense all inventory obsolescence provisions related to normal manufacturing changes as cost of revenue.

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

Canadian Taxes

In Canada, due to the uncertainty of realizing any tax benefits as of March 31, 2023, we continue to record a full valuation allowance against our Canadian deferred tax assets.

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

While our significant accounting policies are more fully described in Note 4 of the notes to our consolidated financial statements, management has identified the following as “Critical Accounting Policies and Estimates”: Intangible Assets and Business Combinations; Impairment Testing; Valuation and Payback of Property and Equipment; and Revenue Recognition and Liabilities Due to Customers. We believe that the estimates and assumptions involved in these accounting policies may have the greatest potential impact on our financial statements.

Intangible Assets and Business Combinations

Assets acquired and liabilities assumed as part of a business combination are recognized at their acquisition date fair values. In determining fair values for recent business combinations, we utilize various forms of the income, cost, and market approaches depending on the asset or liability being valued.

We use a discounted cash flow model to measure the customer relationship, developed technology, license, trademark, and tradename assets. The estimation of fair value requires significant judgment related to future net cash flows based on assumptions related to revenue and EBITDA growth rates, discount rates, and attrition factors. Inputs are generally determined by taking into account competitive trends, market comparisons, independent appraisals, and historical data, among other factors, and were supplemented by current and anticipated market conditions. Variances in future cash flows, anticipated growth rates, and revenue could significantly impact the value assigned to intangible assets. Any variance could cause impairment charges upon testing.

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

Valuation and Payback of Property and Equipment

Diagnostic based TRUFORMA® capital is placed in fixed assets once purchased or manufactured, where they remain, undepreciated, until they are placed with our customers under the agreement that they will repeatedly purchase consumables or services which are utilized within. Each instance of this placed capital represents an asset that we own. An estimate is made of the anticipated future revenue over its respective life which is ten years. If the payback period of the initial investment in the asset is less than the ten-year life of the asset, we conclude that the assets have been properly recorded, and no write-down is necessary. We rely on third-party data that considers various data points and assumptions, including, but not limited to, the expected volume of consumables which will be sold, anticipated growth rates, and anticipated placements. Realization of the anticipated revenue is dependent on the current assumptions and forecasted models.

The customer is obligated to purchase consumables during the placement period. However, since the customer is not obligated to purchase the capital, and can return it at any time, we are exposed to a risk of loss to the extent the customer returns the capital and discontinues consumable purchases.

On March 31, 2023, the carrying value of our Diagnostic instruments was $5,211. A significant assumption included in the realization model is a placement rate of four instruments per quarter, per account manager or inside sales representative.

The effect of a 25% reduction in the estimated revenues associated with annual placements of instruments would increase the payback period on March 31, 2023 from 4.86 years to 6.85 years.

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

On March 31, 2023, the estimated value of our Therapeutics customer contract liability was $505. If the expected return rate was increased by 2%, the effect on current year reduction in sales and customer liability would have been approximately $36.

Results of Consolidated Operations

Our results of operations for the three months ended March 31, 2023 and 2022 are as follows:

Revenue

Revenue for the three months ended March 31, 2023 was $5,482, compared to $3,751 for the three months ended March 31, 2022, an increase of $1,731 or 46%. The increase was primarily due to the inclusion of our Assisi®, Revo Squared®, and VetGuardian® products which totaled $1,322 and were not part of our consolidated figures as of March 31, 2022.

In general, we expect revenue to increase in subsequent periods as we benefit from a full year’s worth of sales from our recent acquisitions and increase our related sales, marketing, and commercialization efforts.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2023 was $1,647, compared to $1,011 for the three months ended March 31, 2022, an increase of $636 or 63%. The increase in cost was primarily driven by increased sales of our PulseVet® platform and Assisi products which totaled $1,309.

We anticipate that costs of revenue will increase in subsequent periods in accordance with the increased revenue as described above.

Gross Profit

Gross profit margin for the three months ended March 31, 2023 was $3,835 or 70%, compared to $2,740 or 73% for the three months ended March 31, 2022, an increase of $1,095. The decrease in gross profit margin % was primarily the result of product mix impacts associated with sales of our new offerings.

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

Research and Development

Research and development expense for the three months ended March 31, 2023 was $918, compared to $351 for the three months ended March 31, 2022, an increase of $567 or 162%. The increase was primarily driven by our continued buildup of internal capabilities to develop, test, and manufacture our next generation of Diagnostic products.

We anticipate that R&D costs will increase as we maintain and enhance our current product lines and continue to develop new products.

Selling, General, and Administrative

Selling, general, and administrative expense for the three months ended March 31, 2023 was $10,429, compared to $6,703 for the three months ended March 31, 2022, an increase of $3,726 or 56%. The increase was primarily driven by salaries and (noncash) stock option expense associated with increased hiring campaigns, recruiting and other related fees associated with our transition to a new Chief Financial Officer, Qorvo related transition payments, and increased marketing campaigns/attendance at tradeshows to build brand awareness and recognition of our expanding suite of products.

We expect future selling, general and administrative expense to increase in line with product expansion and growth in our commercialization efforts.

Net Loss

Our net loss for the three months ended March 31, 2023 was $6,385, compared to a loss of $3,937 for the three months ended March 31, 2022, an increase of $2,448 or 62%.

The net loss in each period was attributed to the matters described above. We expect to continue to record net losses in future periods until such time as we have sufficient revenue from product sales to offset our operating expenses.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	Three Months Ended March 31,
	2023	2022	Change
Cash used in operating activities	$(4,257)	$(2,471)	$(1,786)	72%
Cash used in investing activities	(14,792)	(206)	$(14,586)	7081%
Cash provided by financing activities	—	—	$—	0%
(Decrease) increase in cash and cash equivalents	(19,049)	(2,677)	$(16,372)	612%
Effect of exchange rate changes on cash	3	62	$(59)	(95)%
Cash and cash equivalents, beginning of period	27,399	194,952	$(167,553)	(86)%
Cash and cash equivalents, end of period	$8,353	$192,337	$(183,984)	(96)%

Net cash used in operating activities for the three months ended March 31, 2023 was $4,257, compared to $2,471 for the three months ended March 31, 2022, an increase in cash used of $1,786 or 72%. The increase in cash used in operations primarily resulted from the losses noted above and non-cash accretion on currently held available-for-sale securities, partially offset by increases in non-cash amortization and stock compensation.

Net cash used in investing activities for the three months ended March 31, 2023 was $14,792, compared to $206 for the three months ended March 31, 2022, an increase of $14,586 or 7,081%. The increase in cash used in investing activities primarily resulted from investment in available for sale securities and Qorvo license related intangibles.

There was no cash provided by financing activities for the three months ended March 31, 2023 or 2022.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in May 2015. As of March 31, 2023, we had an accumulated deficit of $142,789. We have funded our working capital requirements primarily through the sale of our equity and equity-related securities and the exercise of stock options and warrants.

As of March 31, 2023, the Company had working capital (defined as current assets minus current liabilities) of $121,566.

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

Our future capital requirements depend on many factors, including, but not limited to:

●	the costs and timing of our development and commercialization activities;
●	the cost of manufacturing our existing and future products;
●	the cost of marketing and selling our existing and future products including marketing, sales, service, customer support and distribution costs;
●	the expenses needed to attract and retain skilled personnel;
●	the costs associated with being a public company;
●	the costs associated with additional business development or mergers and acquisitions activity, including acquisition-related costs, earn-outs or other contingent payments and costs of developing and commercializing any technologies to which we obtain rights;
●	third-party costs associated with the development and commercialization of our existing and future products and the ability of our development partners to satisfy our requirements on a timely basis;
●	the scope and terms of our business plans from time to time, and our ability to realize upon our business plans; and
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

Outstanding Share Data

The only class of outstanding voting equity securities of the Company are the common shares. As of May 11, 2023:

●	there are 979,949,668 common shares issued and outstanding;
●	there are stock options outstanding under our Stock Option Plan to acquire an aggregate of 89,654,943 common shares
●	there are common share purchase warrants outstanding to acquire an aggregate of 197,917 common shares at an exercise price of $0.1500 per share issued in February 2020.
●	there are common share purchase warrants outstanding to acquire an aggregate of 363,501 common shares at an exercise price of $0.1500 per share issued in April 2020.
●	there are common share purchase warrants outstanding to acquire an aggregate of 10,000,000 common shares at an exercise price of $0.2201 per share issued in July 2022.
●	there are common share purchase warrants outstanding to acquire an aggregate of 22,000,000 common shares at an exercise price of $0.2520 per share issued in July 2022.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2022.

Item 6. Exhibits.

The exhibits listed on the accompanying index to exhibits immediately preceding the exhibits are filed as part of, or hereby incorporated by reference into, this Quarterly Report.

EXHIBIT INDEX

Exhibit No.	Description

2.2

Asset Purchase Agreement, dated June 14, 2022, by and between Zomedica Inc. and Revo Squared LLC, the Principal Member (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2022 (File No. 001-38298))

2.3

Asset Purchase Agreement, dated July 15, 2022, by and between Zomedica Inc. and Assisi Animal Health LLC, the Principal Member (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2022 (File No. 001-38298))

3.1

Articles of Amalgamation of Zomedica Corp. and all amendments thereto, as well as all Certificates issued in respect thereto as well as all Certificates issued in respect thereto (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2021 (File No. 001-38298))

3.2

Amended and Restated By-Law No. 1 (2nd Version) of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2020 (File No. 001-38298))

10.0

Distribution Agreement, dated January 13, 2023, by and between Zomedica Inc. and Structured Monitoring Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 20, 2023 (File No. 001-38298)

10.1

Transition and Support Agreement by and among Qorvo Biotechnologies, LLC, Zomedica Inc., and Zomedica Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2023 (File No. 001-38298)

10.2

BAW Sensor Supply Agreement by and among Qorvo Biotechnologies, LLC, Zomedica Inc., and Zomedica Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2023 (File No. 001-38298)

10.3

Development and Manufacturing Licenses Agreement by and among Qorvo Biotechnologies, LLC, Zomedica Inc., and Zomedica Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2023 (File No. 001-38298)

10.4

Separation Agreement, dated March 16, 2023, among Zomedica Inc., Zomedica Corp., and Ann Cotter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 15, 2023 (File No. 001-38298)

10.5+

Offer letter, dated March 14, 2023, among Zomedica Inc., Zomedica Corp., and Peter Donato (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 15, 2023 (File No. 001-38298)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2023.

Zomedica Corp.

By:	/s/ Larry Heaton
Name:	Larry Heaton
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter Donato
Name:	Peter Donato
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)