Form 10-Q
period 2023-06-30
Zomedica Corp.
filed 2023-08-10
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023.

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

As of August 10, 2023, 979,949,668 shares of the registrant’s common shares, without par value, were issued and outstanding.

ZOMEDICA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

June 30, 2023

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Zomedica Corp.

Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022

(United States Dollars in Thousands)

	As of
	June 30,	December 31,
	2023	2022
Assets

Current assets
Cash and cash equivalents	$27,951	$27,399
Available-for-sale securities	102,522	87,693
Trade receivables, net	654	596
Inventory, net	3,634	2,746
Prepaid expenses and deposits	3,562	3,799
Other receivables	1,302	1,268
Total current assets	139,625	123,501

Prepaid expenses and deposits	126	188
Property and equipment, net	7,291	6,809
Construction in progress	2,146	692
Right-of-use asset	1,355	1,665
Goodwill	63,979	63,979
Intangible assets, net	48,071	41,799
Non current available-for-sale securities	11,920	40,712
Other assets	265	265
Total assets	$274,778	$279,610

Liabilities and shareholders’ equity

Current liabilities
Accounts payable and accrued liabilities	$6,144	$6,698
Accrued income taxes	74	187
Current portion of lease obligations	641	641
Customer contract liabilities	255	207
Other current liabilities	96	78
Total current liabilities	7,210	7,811

Lease obligations	781	1,097
Deferred tax liabilities	1,245	1,245
Customer contract liabilities	291	182
Liability due to Qorvo	3,591	—
Other liabilities	2,181	1,883
Total liabilities	$15,299	$12,218

Commitments and contingencies (Note 16)

Shareholders’ equity
Unlimited common shares, no par value; 979,949,668 issued and outstanding at June 30, 2023 and December 31, 2022	$380,973	$380,973
Additional paid-in capital	27,156	23,666
Accumulated deficit	(148,038)	(136,404)
Accumulated comprehensive loss	(612)	(843)
Total shareholders' equity	259,479	267,392

Total liabilities and shareholders’ equity	$274,778	$279,610

The accompanying notes are an integral part of these condensed consolidated financial statements

Zomedica Corp.

Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited) (United States Dollars in Thousands, Except for Per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Net revenue	$6,020	$4,246	$11,502	$7,997
Cost of revenue	1,972	1,240	3,619	2,250
Gross profit	4,048	3,006	7,883	5,747

Expenses
Research and development	859	319	1,777	670
Selling, general and administrative	9,931	8,567	20,360	15,270
Loss from operations	(6,742)	(5,880)	(14,254)	(10,193)
Interest income	1,460	277	2,872	384
Interest expense	(62)	—	(112)	—
Gain (loss) on disposal of assets	1	(1)	1	(1)
Other income (loss)	—	1	(1)	(4)
Foreign exchange gain (loss)	17	(52)	(9)	(56)
Loss before income taxes	(5,326)	(5,655)	(11,503)	(9,870)
Income tax expense (benefit)	(77)	(382)	131	(660)
Net loss	(5,249)	(5,273)	(11,634)	(9,210)
Unrealized gain (loss), change in fair value of available-for-sale securities, net of tax	(8)	—	275	—
Change in foreign currency translation	(47)	(40)	(44)	11
Net loss and comprehensive loss	$(5,304)	$(5,313)	$(11,403)	$(9,199)

Weighted average number of common shares - basic and diluted	979,949,668	979,899,668	979,949,668	979,899,668

Loss per share - basic and diluted (Note 18)	$(0.005)	$(0.005)	$(0.012)	$(0.009)

The accompanying notes are an integral part of these condensed consolidated financial statements

Zomedica Corp.

Consolidated Statements of Shareholders’ Equity for the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited) (United States Dollars in Thousands)

	For the Six Months Ended June 30, 2023
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2022	979,949,668	$380,973	$23,666	$(136,404)	$(843)	$267,392
Stock-based compensation	—	—	3,490	—	—	3,490
Net loss	—	—	—	(11,634)	—	(11,634)
Other Comprehensive Income	—	—	—	—	231	231
Balance at June 30, 2023	979,949,668	$380,973	$27,156	$(148,038)	$(612)	$259,479

	For the Three Months Ended June 30, 2023
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at March 31, 2023	979,949,668	$380,973	$25,431	$(142,789)	$(557)	$263,058
Stock-based compensation	—	—	1,725	—	—	1,725
Net loss	—	—	—	(5,249)	—	(5,249)
Other Comprehensive Income	—	—	—	—	(55)	(55)
Balance at June 30, 2023	979,949,668	$380,973	$27,156	$(148,038)	$(612)	$259,479

	For the Six Months Ended June 30, 2022
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2021	979,899,668	$380,962	$9,313	$(119,391)	$2	$270,886
Stock-based compensation	—	—	4,533	—	—	4,533
Net loss	—	—	—	(9,210)	—	(9,210)
Other Comprehensive Income	—	—	—	—	11	11
Balance at June 30, 2022	979,899,668	$380,962	$13,846	$(128,601)	$13	$266,220

	For the Three Months Ended June 30, 2022
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at March 31, 2022	979,899,668	$380,962	$11,354	$(123,328)	$53	$269,041
Stock-based compensation	—	—	2,492	—	—	2,492
Net loss	—	—	—	(5,273)	—	(5,273)
Other Comprehensive Income	—	—	—	—	(40)	(40)
Balance at June 30, 2022	979,899,668	$380,962	$13,846	$(128,601)	$13	$266,220

The accompanying notes are an integral part of these condensed consolidated financial statements

Zomedica Corp.

Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited) (United States Dollars in Thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,634)	$(9,210)
Adjustments for:
Depreciation	340	161
Amortization - intangible assets	2,492	1,495
Loss on disposal of property and equipment	1	1
Stock-based compensation	3,490	4,533
Non cash portion of rent expense	(5)	9
Accretion/amortization of available-for-sale securities	(1,247)	—
Change in assets and liabilities, net of acquisitions:
Purchased inventory	(1,561)	(2,572)
Prepaid expenses and deposits	297	(410)
Trade receivables	(52)	(96)
Other receivables	14	131
Accounts payable and accrued liabilities	(538)	292
Accrued income tax	(114)	(199)
Deferred tax liabilities	—	(661)
Other current liabilities	18	4
Customer contract liabilities	157	(25)
Other liabilities	409	30
Net cash used in operating activities	(7,933)	(6,517)

Cash flows from investing activities:
Investment in available-for-sale securities	17,178	—
Investment in debt security (at fair value)	(1,750)	(1,000)
Investment in property and equipment	(143)	(151)
Acquisition of intangibles	(4,066)	—
Investment in construction in progress	(2,690)	(492)
Net cash provided by (used in) investing activities	8,529	(1,643)

(Decrease) increase in cash and cash equivalents	596	(8,160)
Effect of exchange rate changes on cash	(44)	(29)
Cash and cash equivalents, beginning of year	27,399	194,952
Cash and cash equivalents, end of period	$27,951	$186,763

Noncash activities:
Change in fair value of available-for-sale securities, net of tax	$275	$—
Transfer of construction in progress into property and equipment and intangibles	$1,344	$—
Transfer of inventory into property and equipment	$668	$557

Supplemental cash flow information:
Interest received	$1,589	$384

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

Changes in Macroeconomic Conditions

We are currently dealing with the aftermath of global changes in the macro-economic environment including disruptions in supply chain, labor disruptions, challenges in manufacturing, COVID-19 related concerns, challenges selling to customers, declines in customer demand, inflationary pressures, rising interest rates, and an impaired ability to access credit and capital markets, among other things. There are uncertainties as to the outcome of current financial conditions, including recessionary environment or a contraction in the economy, which may impact overall consumer demand and supply requirements.

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

Comparative Figures

A portion of depreciation expense for the three and six months ended June 30, 2023 has been stated as part of cost of revenue for $102 and $193 respectively. The consolidated statements of income and comprehensive income for the three and six months ended June 30, 2022 have been adjusted for $30 and $51 respectively for depreciation that was included in selling, general, and administrative expense. This amount has been reclassified to cost of revenue to conform to the current year presentation. The change in presentation had no effect on the reported results of operations and does not affect previously reported cash flows from operating activities in the consolidated statements of cash flows.

To better align with the way in which we measure and track our business, we have changed the categorization of products within our segmentation of revenue. A portion of the products in our Therapeutics segment were previously designated as instruments and trodes in our form 10Q for the period ending June 30, 2022. These products have since been renamed to be capital and consumables to better align with our other platforms and to provide a more consistent baseline for comparison of the product lines within. Capital refers to the devices we sell within our PulseVet®, Revo Squared®, and VetGuardian® product lines. Consumables continues to include our TRUFORMA® cartridges as it did last year and now includes our PulseVet trodes as well as our Assisi® products. There have been no changes to the overall sales numbers for our Diagnostics and Therapeutics segments, only the product names making up the total.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded net of an allowance for credit losses and have payment terms of 30 days. Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries, and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. As of June 30, 2023, our allowance was $66  and was recorded net in trade receivables. While we believe that our allowance for credit losses is adequate and represents our best estimate

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

as of June 30, 2023, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to these estimates.

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

Disaggregated revenue for the three and six months ended June 30, 2023 and 2022 is as follows:

	For the Three Months Ended June 30,						For the Six Months Ended June 30,

	Diagnostics		Therapeutics		Consolidated		Diagnostics		Therapeutics		Consolidated
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Capital	$67	$-	$1,892	$1,543	$1,959	$1,543	$284	$-	$3,386	$3,102	$3,670	$3,102
Consumables	182	92	3,850	2,579	4,032	2,671	364	148	7,416	4,680	7,780	4,828
Other (e.g., warranty and repairs)	-	-	29	32	29	32	-	-	52	67	52	67
Total revenue	$249	$92	$5,771	$4,154	$6,020	$4,246	$648	$148	$10,854	$7,849	$11,502	$7,997

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

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their financial statement reported amounts using enacted tax rates and laws in effect in the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is determined to be more likely than not that the deferred tax asset will not be realized.

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

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

5. Investment Securities

The following represents the Company’s investment securities as of June 30, 2023 (in thousands):

	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$16,772	$535	$(12)	$17,295
Corporate notes / bonds	39,204	408	(392)	39,220
Debt security	2,750	-	-	2,750
U.S. treasuries	12,639	177	(127)	12,689
U.S. govt. agencies	42,549	194	(255)	42,488
Money market funds	25,310	-	-	25,310
Total investment securities	$139,224	$1,314	$(786)	$139,752

Accretion / (amortization) refers to the discounts and premiums incurred on bonds and notes purchased and are included within interest income on our consolidated income statement.

Accrued interest receivable related to the above investment securities amounted to $771 and is included within Other Receivables on our consolidated balance sheets.

Contractual maturities of investment securities as of June 30, 2023 are as follows (in thousands):

	Acquisition Cost	Estimated Fair Value
Original maturities of 90 days or less	$25,310	$25,310
Original maturities of 91-365 days	101,877	102,522
Original maturities of 366+ days	12,037	11,920
Total investment securities	$139,224	$139,752

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

Included within these available-for-sale securities are $2,750 in convertible notes associated with Structured Monitoring Products, Inc.’s (“SMP”) VetGuardian® line. There were no unrealized gains or losses recorded and no impairments recognized as of June 30, 2023.

In accordance with the fair value hierarchy described above, the following table shows the fair value of our investments as of June 30, 2023:

	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$-	$17,295	$-	$17,295
Corporate notes / bonds	-	39,220	-	39,220
Debt security	-	-	2,750	2,750
U.S. treasuries	12,689	-	-	12,689
U.S. govt. agencies	42,488	-	-	42,488
Money market funds	25,310	-	-	25,310
Total investment securities	$80,487	$56,515	$2,750	$139,752

The following table shows these same investments and their respective balance sheet classifications:

	Cash & Cash Equiv.	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$-	$17,295	$-	$17,295
Corporate notes / bonds	-	37,928	1,292	39,220
Debt security	-	-	2,750	2,750
U.S. treasuries	-	10,740	1,949	12,689
U.S. govt. agencies	-	36,559	5,929	42,488
Money market funds	25,310	-	-	25,310
Total investment securities	$25,310	$102,522	$11,920	$139,752

Unrealized gains on our investments have not been recorded into income as we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our debt securities is largely due to the rising interest rate environment driven by current market conditions that have resulted in higher credit spreads. The credit ratings associated with our debt securities are mostly unchanged, are highly rated, and the debtors continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded through June 30, 2023.

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

The following table provides unaudited proforma financial information, prepared in accordance with Topic 805, for the three and six months ended June 30, 2023 and 2022, as if Assisi had been acquired as of January 1, 2022. Proforma results do not include the effect of any synergies anticipated to be achieved from the acquisition, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net Revenue	$6,020	$5,542	$11,502	$10,595
Net Losses	$(5,249)	$(5,330)	$(11,634)	$(9,849)

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

The proforma amounts have been calculated by including the results of Assisi, and adjusting the combined results to give effect to the following, as if the acquisitions had been consummated on January 1, 2022, together with the consequential tax effects thereon:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Adjustments to net revenues
Assisi preacquisition revenues	$-	$1,296	$-	$2,598
Adjustments to net income
Assisi preacquisition net losses	$-	$(57)	$-	$(639)

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

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

The following table summarizes the preliminary acquisition date fair values of the assets acquired and liabilities assumed and subsequent initial period adjustments:

	Initial	Measurement
	Allocation of	Period	Updated
	Consideration	Adjustments	Allocation

Trade receivables, net	$8	$—	$8
Prepaid expenses and deposits	10	—	10
Intangible Assets (estimated useful life)
Trade name (5 years)	200	—	200
Developed technology (10 years)	2,300	—	2,300
Customer relationships (16 years)	1,200	—	1,200
Total assets acquired	3,718	—	3,718

Earnout liabilities	2,458	(458)	2,000
Total liabilities assumed	2,458	(458)	2,000

Net assets acquired, excluding goodwill	1,260	458	1,718
Goodwill	6,528	(458)	6,070

Net assets acquired	$7,788	$—	$7,788

Purchase price consideration was made up of the following:

Cash	$6,011
Fair value of warrants	1,777
Total	$7,788

The determination of the final purchase price allocation to specific assets and liabilities assumed is incomplete. The purchase price allocation may change in future periods as the fair value estimates of the assets (including intangibles) and liabilities are adjusted.

8. Inventory

Inventory details are as follows:

	June 30, 2023			December 31, 2022
	Diagnostics	Therapeutics	Consolidated	Diagnostics	Therapeutics	Consolidated
Raw Materials	$1	$2,210	$2,211	$—	$1,685	$1,685
Finished Goods	339	342	681	—	182	182
Purchased Inventory	287	488	775	139	780	919
Total	627	3,040	3,667	139	2,647	2,786

Reserves	(11)	(22)	(33)	(18)	(22)	(40)
Net inventory	$616	$3,018	$3,634	$121	$2,625	$2,746

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

9. Prepaid Expenses and Deposits

	June 30,	December 31,
	2023	2022
Deposits	$2,668	$1,886
Prepaid marketing	109	114
Prepaid insurance	574	614
Prepaid taxes	—	753
Other	337	620
Total prepaid expenses and deposits	$3,688	$3,987

10. Property and Equipment

	June 30,	December 31,
	2023	2022

Machinery and office equipment	$7,209	$6,487
Furniture and equipment	120	111
Laboratory equipment	337	249
Leasehold improvements	1,239	1,239
	8,905	8,086

Accumulated depreciation and amortization	1,614	1,277
Net property and equipment	$7,291	$6,809

Depreciation expense for the six months ended June 30, 2023 and 2022 was $340 and $161, respectively.

11. Intangible Assets

	June 30,	December 31,
	2023	2022

Computer software	$1,635	$350
Customer relationships	26,651	26,651
Licenses	7,479	-
Technology	15,650	15,650
Trademarks	16	16
Tradename	2,850	2,850
Website	962	962
	55,243	46,479

Accumulated amortization	7,172	4,680
Net intangibles	$48,071	$41,799

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

The estimated future amortization of intangible assets is as follows:

2023	$2,647
2024	5,243
2025	5,080
2026	4,637
2027 and beyond	30,464
Total	$48,071

Amortization expense for the six months ended June 30, 2023 and 2022 was $2,492 and $1,495, respectively.

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

On May 10, 2023, the Company amended the lease agreement with ULF Northfield Business Center LLC to expand the lease by 6,000 square feet, to a total of 18,400 square feet, and extend the lease term from the date ending April 30, 2027 to sixty months after the earlier of the date on which the landlord delivers the expanded premises to the Company or December 1, 2023. The expanded premises has not yet been delivered to the Company, but upon delivery, the rent will increase to $16 for the first month and escalate over the course of the lease to $22 per month in the final year.

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

For the three and six months ended June 30, 2023, the Company recognized $213 and $412 in rent expense inclusive of common area maintenance (CAM) charges, insurance, and tax with $23 and $41 recorded into cost of revenue, $66 and $106 recorded in research and development expenses, and $124 and $265 recorded in general and administrative expense in the consolidated statements of comprehensive loss.

For the three and six months ended June 30, 2022, the Company recognized $179 and $331 in rent expense inclusive of common area maintenance (CAM) charges, insurance, and tax with $18 and $34 recorded in research and development expenses, and $161 and $297 recorded in general and administrative expense in the consolidated statements of comprehensive loss. We did not transfer any of the rent to cost of revenue in 2022.

	June 30,	December 31,
	2023	2022
Right-of-use asset
Cost
Aggregate lease commitments	$2,759	$2,759
Less: impact of present value	(262)	(262)
Balance	$2,497	$2,497

Reduction in right-of-use asset
Straight line amortization	1,292	946
Interest	(150)	(114)
Balance	$1,142	$832

Net book value as at:
Balance	$1,355	$1,665

Lease liabilities

Additions	$2,520	$2,520
Payments	(1,248)	(896)
Interest	150	114
Total lease liabilities	$1,422	$1,738

Current portion of lease liabilities	641	641
Long term portion of lease liabilities	781	1,097
Total lease liabilities	$1,422	$1,738

Total remaining undiscounted lease liabilities related to the above lease are as follows:

2023	$354
2024	679
2025	237
2026	197
2027	44
Total lease payments	$1,511
Less imputed interest	89
Total	$1,422

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

Our weighted-average remaining lease term and discount rate are as follows:

Six Months Ended June 30, 2023
Weighted-average remaining lease term	2.5 years
Weighted-average discount rate	4.5%

13. Stock-Based Compensation

During the three and six months ended June 30, 2023, the Company issued 1,455,000 and 8,165,000 stock options to purchase an aggregate of 1,455,000 and 8,165,000 common shares. These options also vest over a period of four years and have an expiration period of 10 years.

During the three and six months ended June 30, 2022, the Company issued 6,575,000 and 21,000,000 stock options to purchase an aggregate of 6,575,000 and 21,000,000 common shares. These options also vest over a period of four years and have an expiration period of 10 years.

The continuity of stock options are as follows:

	Number of	Weighted Avg
	Options	Exercise Price
Balance at December 31, 2022	84,112,443	$0.3602
Stock options granted	8,165,000	0.1998
Stock options forfeited	2,095,000	0.3441
Vested stock options expired	727,500	1.1228
Balance at June 30, 2023	89,454,943	$0.3397
Vested at June 30, 2023	30,045,224	$0.3497

As of June 30, 2023, details of the issued and outstanding stock options are as follows:

Grant Year	Weighted Avg. Exercise Price	Number of Options Issued and Outstanding	Number of Vested Options Outstanding	Number of Unvested Options Outstanding	Weighted Avg. Remaining Life Outstanding (Years)
2020	0.22	17,137,724	15,938,974	1,198,750	2.45
2021	0.66	20,050,000	6,900,000	13,150,000	3.12
2022	0.27	44,142,219	7,206,250	36,935,969	4.07
2023	0.24	8,125,000	—	8,125,000	4.73
Balance at June 30, 2023		89,454,943	30,045,224	59,409,719

The Company calculates volatility of stock-based compensation using the historical price of the Company’s stock. An increase/decrease in the volatility would have resulted in an increase/decrease in the fair value of the options.

The fair value of options granted during the three months ended June 30, 2023 and the twelve months ended December 31, 2022 were estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions:

Grant Year	Weighted Avg. Volatility	Weighted Avg. Risk-Free Int. Rate	Weighted Avg. Expected Life (In Years)	Weighted Avg. Common Share Price	Weighted Avg. Exercise Price
2020	96%	0.47%	9.53	$0.21	$0.22
2021	117	1.09	6.20	0.65	0.66
2022	112	3.10	5.91	0.26	0.27
2023	110	3.69	6.25	0.23	0.24

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

For the three months and six months ended June 30, 2023, the Company recorded $1,725 and $3,490 of stock-based expense. For the three months and six months ended June 30, 2022, the Company recorded $2,492 and $4,533 of stock-based expense.

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

In connection with the July 1, 2022 asset acquisition of Revo Squared, the Company issued a ten-year warrant to purchase 10,000,000 common shares at a per share exercise price equal to $0.2201. The warrants may be exercised on a cash or cashless basis, at the election of the warrant holder. As of June 30, 2023, no warrants have been exercised.

In connection with the July 15, 2022 asset acquisition of Assisi, the Company issued a ten-year warrant to purchase 22,000,000 common shares at a per share exercise price equal to $0.2520. The warrants may be exercised on a cash or cashless basis, at the election of the warrant holder. As of June 30, 2023, no warrants have been exercised.

As of June 30, 2023, details of the outstanding warrants were as follows:

			Weighted
			Average
	Exercise	Warrants	Remaining
Original Issue date	Price	Outstanding	Life
February 14, 2020 (Series A)	0.1500	197,917	1.62
April 9, 2020 (Series B)	0.1500	363,501	1.78
May 29, 2020 (Series C)	0.1500	-	-
July 7, 2020 (Series D)	0.1600	-	-
July 1, 2022 (Revo Squared)	0.2201	10,000,000	9.01
July 15, 2022 (Assisi)	0.2520	22,000,000	9.05
Balance at June 30, 2023		32,561,418

Cumulative warrants exercised and expired as of June 30, 2023 were as follows:

	Warrants		Warrants
Warrant Series	Exercised	Amount	Expired	Amount

February 14, 2020 (Series A)	21,677,084	$4,293	—	$—
April 9, 2020 (Series B)	17,969,833	2,695	—	—
May 29, 2020 (Series C)	133,213,333	19,982	120,000	18
July 7, 2020 (Series D)	187,269,000	29,963	231,000	37
July 1, 2022 (Revo Squared)	—	—	—	—
July 15, 2022 (Assisi)	—	—	—	—
Total	360,129,250	$56,933	351,000	$55

15. Income Taxes

The Company is in an overall net deferred tax liability position as of June 30, 2023. Management has assessed that the future taxable income resulting from the deferred tax liability position will result in utilization of the Company’s US federal and state net operating loss carryforwards in future tax periods. The Company is in a net deferred tax asset position in Canada and a full valuation allowance against the Canada deferred tax assets remains necessary as a result of the historical losses and the uncertainty of realizing any future tax benefits related to the Canadian deferred tax assets.

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

16. Commitments and Contingencies

From time to time, the Company may be exposed to claims and legal actions in the normal course of business. As of June 30, 2023, and continuing as of August 10, 2023, the Company is not aware of any pending or threatened material litigation claims against the Company.

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

As of June 30, 2023, none of the future development milestones related to the above agreement have been met. The Company has assessed the probability of meeting the above milestones and has determined that an accrual is not necessary as of June 30, 2023 and December 31, 2022.

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

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

The following is a reconciliation of consolidated revenue, cost of revenue, and gross profit amongst our reportable segments as of June 30, 2023:

	Diagnostics	Therapeutics	Consolidated

Net revenue	$648	$10,854	$11,502
Cost of revenue	744	2,875	3,619
Gross profit	$(96)	$7,979	$7,883

18. Loss Per Share

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss for the period	$(5,249)	$(5,273)	$(11,634)	$(9,210)
Charge to retained earnings for preferred share exchange	-	-	-	-
Loss attributable to common shareholders	(5,249)	(5,273)	(11,634)	(9,210)

Denominator
Weighted average shares - basic	979,949,668	979,899,668	979,949,668	979,899,668

Loss per share - basic and diluted	$(0.005)	$(0.005)	$(0.012)	$(0.009)

As of June 30, 2023, and 2022, the Company had stock options outstanding of 89,454,943 and 61,507,724 and warrants outstanding of 32,561,418 and 792,418. These securities could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive.

19. Related Party Transaction

On March 1, 2022 we entered into a Consulting Agreement with Johnny Powers, a member of our Board. Pursuant to the Powers Agreement, Dr. Powers provides strategic consulting services to the Company and is entitled to $10 per month as compensation and reimbursement for authorized expenses. The Powers Agreement expired May 31, 2023.

20. Subsequent Events

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

(All amounts are expressed in thousands unless otherwise indicated)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto for the quarter ended June 30, 2023. This report contains forward-looking statements or forward-looking information (collectively, “forward-looking statements”) made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as the safe harbor provisions of applicable Canadian securities legislation, that are based on management’s beliefs and assumptions and involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.

Forward-looking statements can also be identified by words such as “future”, “anticipates”, “believes”, “projects”, “estimates”, “expects”, “intends”, “plans”, “predicts”, “will”, “should”, “would”, “could”, “can”, “may”, or similar terms. Forward-looking statements are not guarantees of future performance and Zomedica’s actual results may differ significantly from the results discussed in the forward-looking statements. Zomedica cautions that these statements are subject to numerous important risks, uncertainties, assumptions, and other factors, some of which are beyond Zomedica’s control. These risks could cause Zomedica’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to adverse macroeconomic conditions; changes in consumer confidence and spending in response to economic volatility; adverse consequences of the COVID-19 pandemic; our ability to develop and commercialize our products; our ability to integrate our acquisitions successfully into our business; supply chain disruptions that increase our costs and impair our ability to manufacture our products; our ability to attract and keep senior management and key scientific personnel; our ability to obtain and maintain intellectual property protection; our ability to maintain the listing of our common shares on the NYSE American exchange; the accuracy of our estimates regarding expenses, future revenues, and capital requirements; and the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2022, Form 10-Q for the quarter ended March 31, 2023, and in this report. The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements.

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

We currently have six discrete platforms in our product portfolio:

Diagnostic Products

-	our TRUFORMA® platform, comprising point-of-care diagnostic products for disease states in dogs and cats, providing assays for use at the point-of-care that provide reference lab accuracy, thereby enabling practitioners to diagnose and treat diseases sooner;

-	our TRUVIEWTM platform which consists of the TRUVIEW digital cystoscopy instrument providing microscopic images and related pathology services which enable practitioners to receive a Pathologist interpretation of the images;

-	our Revo Squared® imaging platform, comprising diagnostic imaging products and services for use in animal health, including the SONOVIEW™ ultrasound system; and

-	our VetGuardian® platform, which provides continuous wireless monitoring of pets’ vital signs and provides them remotely to veterinarian practice staff, along with alert messaging should the vital signs rise or fall out of range, to assist in rapidly diagnosing issues;

Therapeutic Products

-	our world-leading PulseVet® platform, which provides for non-invasive electro-hydraulic shock wave treatment of a wide variety of conditions in horses and small animals, including osteoarthritis, tendon and ligament healing, bone healing, chronic pain relief and wound healing, to promote healing and reduce the need for surgery and/or medication; and
-	our Assisi Loop® platform including a series of products that use targeted Pulsed Electromagnetic Field (tPEMF) therapy to decrease pain and inflammation and accelerate healing or reduce anxiety.

As a result of an internal strategic view, we have focused our development and commercialization efforts on our TRUFORMA®, Revo Squared®, VetGuardian, PulseVet, and Assisi Loop platforms. We believe this narrowed focus will enable us to capitalize on our core strengths and to accelerate the commercialization of these existing platforms.

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

Canadian Taxes

In Canada, due to the uncertainty of realizing any tax benefits as of June 30, 2023, we continue to record a full valuation allowance against our Canadian deferred tax assets.

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

Valuation and Payback of Property and Equipment

Diagnostic based TRUFORMA® capital is placed in fixed assets once purchased or manufactured, where they remain, undepreciated, until they are placed with our customers under the agreement that they will repeatedly purchase consumables or services which are utilized within. Each instance of this placed capital represents an asset that we own. An estimate is made of the anticipated future revenue over its respective life which is ten years. If the payback period of the initial investment in the asset is less than the ten-year life of the asset, we conclude that the assets have been properly recorded, and no write-down is necessary. We rely on various data points and assumptions, including, but not limited to, the expected volume of consumables which will be sold, anticipated growth rates, and anticipated placements. Realization of the anticipated revenue is dependent on the current assumptions and forecasted models.

The customer is obligated to purchase consumables during the placement period. However, since the customer is not obligated to purchase the capital, and can return it at any time, we are exposed to a risk of loss to the extent the customer returns the capital and discontinues consumable or related service purchases.

On June 30, 2023, the carrying value of our Diagnostic instruments was $5,715. Significant assumptions included in the realization model are the rate of placement and expected utilization over the life of the instrument.

The effect of a 25% reduction in the estimated revenues associated with annual placements of instruments would increase the payback period on June 30, 2023 from 5.18 years to 7.27 years.

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

On June 30, 2023, the estimated value of our Therapeutics customer contract liability was $546. If the expected return rate was increased by 2%, the effect on current year reduction in sales and customer liability would have been approximately $54.

Results of Consolidated Operations

Our results of operations for the three and six months ended June 30, 2023 and 2022 are as follows:

Revenue

Revenue for the three months ended June 30, 2023 was $6,020, compared to $4,246 for the three months ended June 30, 2022, an increase of $1,774 or 42%. Revenue for the six months ended June 30, 2023 was $11,502, compared to $7,997 for the six months ended June 30, 2022, an increase of $3,505 or 44%.

The increase for both comparative periods was primarily due to the inclusion of our Assisi®, Revo Squared®, and VetGuardian® products which were not part of our consolidated figures as of June 30, 2022.

In general, we expect revenue to increase in subsequent periods as we benefit from a full year’s worth of sales from our recent acquisitions and increase our related sales, marketing, and commercialization efforts.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2023 was $1,972, compared to $1,240 for the three months ended June 30, 2022, an increase of $732 or 59%. Cost of revenue for the six months ended June 30, 2023 was $3,619, compared to $2,250 for the six months ended June 30, 2022, an increase of $1,369 or 61%.

The increase in cost for both comparative periods was primarily driven by increased manufacturing expense as a result of increased sales and rising input costs.

We anticipate that costs of revenue will increase in subsequent periods in accordance with the increased revenue as described above.

Gross Profit

Gross profit margin for the three months ended June 30, 2023 was 67%, compared to 71% for the three months ended June 30, 2022. Gross profit margin for the six months ended June 30, 2023 was 69%, compared to 72% for the six months ended June 30, 2022.

The decrease in gross profit margin % for both comparative periods was primarily due to the integration and launch of several new products, product mix impacts associated with sales of these new offerings, and price increases of certain component parts. In general, we believe gross margins will return to historic levels in the coming quarters.

Research and Development

Research and development expense for the three months ended June 30, 2023 was $859, compared to $319 for the three months ended June 30, 2022, an increase of $540 or 169%. Research and development expense for the six months ended June 30, 2023 was $1,777, compared to $670 for the six months ended June 30, 2022, an increase of $1,107 or 165%.

The increase for both comparative periods was primarily driven by our continued buildup of internal capabilities to develop, test, and manufacture our next generation of diagnostic products.

We anticipate that R&D costs will increase as we maintain and enhance our current product lines and continue to develop new products.

Selling, General, and Administrative

Selling, general, and administrative expense for the three months ended June 30, 2023 was $9,931, compared to $8,567 for the three months ended June 30, 2022, an increase of $1,364 or 16%. Selling, general, and administrative expense for the six months ended June 30, 2023 was $20,360, compared to $15,270 for the six months ended June 30, 2022, an increase of $5,090 or 33%.

The increase for both comparative periods was primarily driven by salaries and noncash stock option expense associated with increased hiring campaigns, noncash amortization related to our Assisi / Revo acquisitions, recruiting and other related fees associated with our transition to a new Chief Financial Officer, and increased marketing campaigns / attendance at tradeshows to build brand awareness and recognition of our expanding suite of products.

We expect future selling, general and administrative expense to increase in line with product expansion and growth in our commercialization efforts.

Net Loss

Net loss for the three months ended June 30, 2023 was $5,249, compared to a loss of $5,273 for the three months ended June 30, 2022, a decrease of $24 or 1%. Net loss for the six months ended June 30, 2023 was $11,634, compared to a loss of $9,210 for the six months ended June 30, 2022, an increase of $2,424 or 26%.

The net loss for each comparative periods was attributed to the matters described above. We expect to continue to record net losses in future periods until such time as we have sufficient revenue from product sales to offset our operating expenses.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	Six Months Ended June 30,
	2023	2022	Change
Cash used in operating activities	$(7,933)	$(6,517)	$(1,416)	22%
Cash provided by (used in) investing activities	8,529	(1,643)	10,172	(619)%
(Decrease) increase in cash and cash equivalents	596	(8,160)	8,756	(107)%
Effect of exchange rate changes on cash	(44)	(29)	(15)	52%
Cash and cash equivalents, beginning of period	27,399	194,952	(167,553)	(86)%
Cash and cash equivalents, end of period	$27,951	$186,763	$(158,812)	(85)%

Net cash used in operating activities for the six months ended June 30, 2023 was $7,933, compared to $6,517 for the six months ended June 30, 2022, an increase in cash used of $1,416 or 22%. The increase in cash used in operations primarily resulted from the losses noted above, non-cash accretion on currently held available-for-sale securities that didn’t exist in 2022, and lower stock compensation which typically offsets cash impacts due to its non-cash nature. These were partially offset by increases in non-cash amortization and lower inventory due to the reclass of TRUFORMA® device inventory into PP&E as described within.

Net cash for investing activities for the six months ended June 30, 2023 was an inflow of $8,529, compared to cash used of $1,643 for the six months ended June 30, 2022, an increase in cash of $10,172 or 619%. The increase in cash obtained in investing activities primarily resulted from the maturity of available for sale securities offset by payments for Qorvo licenses and the buildup of construction in progress related to our MyZomedica platform and production of TRUVIEWTM devices for launch preparation.

There was no cash provided by financing activities for the three months ended June 30, 2023 or 2022.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in May 2015. As of June 30, 2023, we had an accumulated deficit of $148,038. We have funded our working capital requirements primarily through the sale of our equity and equity-related securities and the exercise of stock options and warrants.

As of June 30, 2023, the Company had working capital (defined as current assets minus current liabilities) of $132,415.

Short-Term Cash Requirements

We believe that our existing cash is sufficient to fund our expected short-term needs. We currently have fixed obligations in association with our building leases and quarterly inventory orders. We also have payment obligations associated with our on-going clinical studies, and we expect that we have sufficient cash to cover these requirements. We do not expect that our operations will require significant increases in our short-term cash needs.

Long-Term Cash Requirements

We believe that our existing cash resources will be sufficient to fund our expected operational requirements through at least December 2025. We regularly evaluate our business plans and strategy. These evaluations often result in changes to our business plans and strategy, some of which may be material and significantly change our cash requirements. Ongoing business development activity may also require us to use some of our liquidity and use of additional capital to fund newly acquired operations. If we raise additional funds by issuing equity securities, our existing security holders will likely experience dilution, and the incurring of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict operations.

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

Climate Change

Zomedica is committed to responsible practices regarding the use of natural resources. Increased public awareness and concern about climate change will likely continue to (1) generate more regional and/or national requirements to reduce greenhouse gas emissions; (2) increase energy efficiency and reduce carbon pollution; and (3) cause a shift to cleaner and more sustainable sources of energy which may be more expensive than using fossil fuels as an energy source.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

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

2.2

Asset Purchase Agreement, dated June 14, 2022, by and between Zomedica Inc. and Revo Squared LLC, the Principal Member (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2022 (File No. 001-38298))

2.3

Asset Purchase Agreement, dated July 15, 2022, by and between Zomedica Inc. and Assisi Animal Health LLC, the Principal Member (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2022 (File No. 001-38298))

3.1

Articles of Amalgamation of Zomedica Corp. and all amendments thereto, as well as all Certificates issued in respect thereto as well as all Certificates issued in respect thereto (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2021 (File No. 001-38298))

3.2

Amended and Restated By-Law No. 1 (2nd Version) of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2020 (File No. 001-38298))

10.0

First Amendment to Multi-Tenant Industrial Triple Net Lease entered into as of May 10, 2023 by and between ULF Northfield Business Center LL and Zomedica Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2023 (File No. 001-38298))

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2023.

Zomedica Corp.

By:	/s/ Larry Heaton
Name:	Larry Heaton
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter Donato
Name:	Peter Donato
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)