Form 10-Q
period 2023-09-30
Zomedica Corp.
filed 2023-11-13
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023.

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

As of November 13, 2023, 979,949,668 shares of the registrant’s common shares, without par value, were issued and outstanding.

ZOMEDICA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2023

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Zomedica Corp.

Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022

(United States Dollars in Thousands)

	As of
	September 30,	December 31,
	2023	2022
Assets

Current assets
Cash and cash equivalents	$21,783	$27,399
Available-for-sale securities	84,424	87,693
Trade receivables, net	1,348	596
Inventory, net	3,737	2,746
Prepaid expenses and deposits	3,018	3,799
Other receivables	1,084	1,268
Total current assets	115,394	123,501

Prepaid expenses and deposits	98	188
Property and equipment, net	8,259	6,809
Construction in progress	6,279	692
Right-of-use asset	1,681	1,665
Goodwill	73,774	63,979
Intangible assets, net	56,928	41,799
Non current available-for-sale securities	11,787	40,712
Other assets	852	265
Total assets	$275,052	$279,610

Liabilities and shareholders’ equity

Current liabilities
Accounts payable and accrued liabilities	$5,598	$6,698
Accrued income taxes	114	187
Current portion of lease obligations	679	641
Customer contract liabilities	257	207
Other current liabilities	92	78
Total current liabilities	6,740	7,811

Lease obligations	1,073	1,097
Deferred tax liabilities	998	1,245
Customer contract liabilities	270	182
Liability due to Qorvo	3,654	—
Other liabilities	1,433	1,884
Total liabilities	$14,168	$12,219

Commitments and contingencies (Note 16)

Shareholders’ equity
Unlimited common shares, no par value; 979,949,668 issued and outstanding at September 30, 2023 and December 31, 2022	$380,973	$380,973
Additional paid-in capital	28,824	23,666
Accumulated deficit	(148,526)	(136,403)
Accumulated comprehensive loss	(387)	(845)
Total shareholders' equity	260,884	267,391

Total liabilities and shareholders’ equity	$275,052	$279,610

The accompanying notes are an integral part of these condensed consolidated financial statements

Zomedica Corp.

Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited) (United States Dollars in Thousands, Except for Per Share Data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Net revenue	$6,347	$4,776	$17,849	$12,773
Cost of revenue	1,985	1,265	5,604	3,516
Gross profit	4,362	3,511	12,245	9,257

Expenses
General and administrative	6,115	5,153	19,977	17,691
Research and development	867	1,215	2,645	1,885
Selling and marketing	3,328	3,735	9,826	6,468
Loss from operations	(5,948)	(6,592)	(20,203)	(16,787)
Interest income	1,437	1,012	4,309	1,396
Interest expense	(64)	—	(175)	—
Gain (loss) on disposal of assets	14	—	15	(1)
Other income (loss)	2,195	(5)	2,195	(8)
Foreign exchange loss	(45)	(67)	(54)	(123)
Loss before income taxes	(2,411)	(5,652)	(13,913)	(15,523)
Income tax benefit	(1,920)	(657)	(1,790)	(1,317)
Net loss	(491)	(4,995)	(12,123)	(14,206)
Unrealized gain (loss), change in fair value of available-for-sale securities, net of tax	244	(803)	520	(803)
Change in foreign currency translation	(19)	(32)	(62)	(21)
Net loss and comprehensive loss	$(266)	$(5,830)	$(11,665)	$(15,030)

Weighted average number of common shares - basic and diluted	979,949,668	979,949,668	979,949,668	979,949,668

Loss per share - basic and diluted (Note 18)	$(0.001)	$(0.005)	$(0.012)	$(0.014)

The accompanying notes are an integral part of these condensed consolidated financial statements

Zomedica Corp.

Consolidated Statements of Shareholders’ Equity for the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited) (United States Dollars in Thousands)

	For the Nine Months Ended September 30, 2023
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2022	979,949,668	$380,973	$23,666	$(136,403)	$(845)	$267,391
Stock-based compensation	—	—	5,158	—	—	5,158
Net loss	—	—	—	(12,123)	—	(12,123)
Other comprehensive income	—	—	—	—	458	458
Balance at September 30, 2023	979,949,668	$380,973	$28,824	$(148,526)	$(387)	$260,884

	For the Three Months Ended September 30, 2023
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at June 30, 2023	979,949,668	$380,973	$27,156	$(148,035)	$(612)	$259,482
Stock-based compensation	—	—	1,668	—	—	1,668
Net loss	—	—	—	(491)	—	(491)
Other comprehensive income	—	—	—	—	225	225
Balance at September 30, 2023	979,949,668	$380,973	$28,824	$(148,526)	$(387)	$260,884

	For the Nine Months Ended September 30, 2022
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2021	979,899,668	$380,962	$9,313	$(119,391)	$2	$270,886
Stock-based compensation	—	—	6,452	—	—	6,452
Warrants issued	—	—	6,465	—	—	6,465
Stock issuance from warrant exercises	50,000	8	—	—	—	8
APIC reclass for warrants	—	3	(3)	—	—	—
Net loss	—	—	—	(14,206)	—	(14,206)
Other comprehensive income	—	—	—	—	(824)	(824)
Balance at September 30, 2022	979,949,668	$380,973	$22,227	$(133,597)	$(822)	$268,781

	For the Three Months Ended September 30, 2022
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at June 30, 2022	979,899,668	$380,962	$13,845	$(128,602)	$13	$266,218
Stock-based compensation	—	—	1,920	—	—	1,920
Warrants issued	—	—	6,465	—	—	6,465
Stock issuance from warrant exercises	50,000	8	—	—	—	8
APIC reclass for warrants	—	3	(3)	—	—	—
Net loss	—	—	—	(4,995)	—	(4,995)
Other comprehensive income	—	—	—	—	(835)	(835)
Balance at September 30, 2022	979,949,668	$380,973	$22,227	$(133,597)	$(822)	$268,781

The accompanying notes are an integral part of these condensed consolidated financial statements

Zomedica Corp.

Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited) (United States Dollars in Thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,123)	$(14,206)
Adjustments for:
Depreciation	538	270
Amortization - intangible assets	3,890	2,540
(Gain) loss on disposal of property and equipment	(15)	1
Gain on conversion of notes receivable	(2,174)	—
Stock-based compensation	5,158	6,452
Non cash portion of rent benefit (expense)	(2)	9
Accretion/amortization of available-for-sale securities	(1,716)	(400)
Change in assets and liabilities, net of acquisitions:
Purchased inventory	(1,350)	(3,637)
Prepaid expenses and deposits	616	(1,330)
Trade receivables	(737)	(442)
Other receivables	193	69
Accounts payable and accrued liabilities	(1,085)	3,020
Accrued income tax	(73)	(199)
Deferred tax liabilities	(1,960)	(1,319)
Other current liabilities	14	(204)
Customer contract liabilities	137	81
Other liabilities	(271)	8
Net cash used in operating activities	(10,960)	(9,287)

Cash flows from investing activities:
Investment in available-for-sale securities	33,240	(113,225)
Investment in debt security (at fair value)	(1,750)	(1,000)
Investment in property and equipment	(381)	(583)
Acquisition of intangibles	(4,120)	(143)
Investment in construction in progress	(8,923)	(1,274)
Investment in acquisitions, net of cash acquired (Assisi, Revo Squared, and SMP)	(12,660)	(24,304)
Net cash provided by (used in) investing activities	5,406	(140,529)

Cash flows from financing activities:
Cash received from warrant exercises	—	8
Net cash provided by financing activities	—	8

Decrease in cash and cash equivalents	(5,554)	(149,808)
Effect of exchange rate changes on cash	(62)	(49)
Cash and cash equivalents, beginning of year	27,399	194,952
Cash and cash equivalents, end of period	$21,783	$45,095

Noncash activities:
Change in fair value of available-for-sale securities, net of tax	$520	$(803)
Transfer of construction in progress into property and equipment and intangibles	$2,839	$2,419
Transfer of inventory into property and equipment	$582	$4,291

Supplemental cash flow information:
Interest received	$2,550	$406

The accompanying notes are an integral part of these condensed consolidated financial statements

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

1. Nature of Operations

Zomedica is a veterinary health company creating products for companion animals by focusing on the unmet needs of clinical veterinarians. The Company consists of the parent company, Zomedica Corp., its wholly-owned U.S subsidiary, Zomedica Inc., and the wholly-owned subsidiaries of Zomedica Inc. See Exhibit 21.1 for a listing of all subsidiaries.

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

In respect of transactions denominated in currencies other than the Company and its wholly owned operating subsidiaries’ functional currencies, the monetary assets and liabilities are remeasured at the period end rates. Revenue and expenses are measured at rates of exchange prevailing on the transaction dates. All of the exchange gains or losses resulting from these transactions are recognized in the consolidated statements of operations.

Comparative Figures

A portion of depreciation expense for the three and nine months ended September 30, 2023 has been stated as part of cost of revenue for $122 and $315 respectively. The consolidated statements of income and comprehensive loss for the three and nine months ended September 30, 2022 have been adjusted for $50 and $101 respectively for depreciation that was included in selling, general, and administrative expense. This amount has been reclassified to cost of revenue to conform to the current year presentation. The change in presentation had no effect on the reported results of operations and does not affect previously reported cash flows from operating activities in the consolidated statements of cash flows.

To better align with the way in which we measure and track our business, we have changed the categorization of products within our segmentation of revenue. A portion of the products in our Therapeutic Device segment were previously designated as instruments and trodes in our form 10Q for the period ending September 30, 2022. These products have since been renamed to be capital and consumables to better align with our other platforms and to provide a more consistent baseline for comparison of the product lines within. Capital refers to the devices we sell within our PulseVet®, Revo Squared®, TRUVIEW™ and VetGuardian® product lines. Consumables continues to include our TRUFORMA® cartridges as it did last year and now includes our PulseVet trodes as well as our Assisi® products. There have been no changes to the overall sales numbers for our Diagnostics and Therapeutic Device segments, only the product names making up the total.

To provide further clarity on the way in which we present our operating expenses, we have broken up our SG&A spend into distinct and separate General and Administrative and Selling and Marketing line items on the consolidated statements of income and comprehensive loss for the three and nine months ended September 30, 2023. The consolidated statements of income and comprehensive loss for the three and nine months ended September 30, 2022 have been adjusted to conform to the current year presentation of operating expenses. The change in presentation had no effect on the reported results of operations and does not affect previously reported cash flows from operating activities in the consolidated statements of cash flows.

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company’s reportable segments consist of Diagnostics and Therapeutic Devices.

Cash and Cash Equivalents

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents.

Investment Securities

Our investment securities, which are comprised of corporate bonds/notes and US treasuries, are accounted for in accordance with ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”). The Company considers all of its securities for which there is a determinable fair market value, and there are no restrictions on the Company’s ability to sell within the next twelve months, as available for sale. We classify these securities as both current and non-current depending on their time to maturity. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of comprehensive income (loss).

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded net of an allowance for credit losses and have payment terms of 30 days. Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries, and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. As of September 30, 2023, our allowance was $79 and was recorded net in trade receivables. While we believe that our allowance for credit losses is adequate and represents our best estimate as of September 30, 2023, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to these estimates.

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

Disaggregated revenue for the three and nine months ended September 30, 2023 and 2022 is as follows:

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,

	Diagnostics		Therapeutic Devices		Consolidated		Diagnostics		Therapeutic Devices		Consolidated
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Capital	$177	$-	$1,673	$1,305	$1,850	$1,305	$461	$-	$5,058	$4,407	$5,519	$4,407
Consumables	190	94	4,292	3,326	4,482	3,420	555	242	11,710	8,006	12,265	8,248
Other	-	-	15	51	15	51	-	-	65	118	65	118
Total revenue	$367	$94	$5,980	$4,682	$6,347	$4,776	$1,016	$242	$16,833	$12,531	$17,849	$12,773

Cost of Revenue

Cost of goods sold consists of overhead, materials, labor, shipping costs, and a portion of depreciation incurred internally to produce and receive the products. Shipping and handling costs incurred by the Company are included in cost of revenue.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, on a tax jurisdictional basis. The Company files income tax returns in Canada and the province of Alberta and its subsidiaries file income tax returns in Switzerland, Japan, the United States and various states, including in Michigan where the Company’s headquarters are located.

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

Comprehensive Loss

The Company follows ASC topic 220. This statement establishes standards for reporting and display of comprehensive (loss) income and its components. Comprehensive loss is net loss plus certain items that are recorded directly to shareholders’ equity. The Company has recorded a currency translation adjustment associated with the translation of its Japanese subsidiary to the reporting currency.

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

5. Investment Securities

The following represents the Company’s investment securities as of September 30, 2023 and December 31, 2022 (in thousands):

Balance at September 30, 2023	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$13,870	$148	$(20)	$13,998
Corporate notes / bonds	43,828	512	(303)	44,037
Money market funds	5,042	-	-	5,042
U.S. govt. agencies	28,418	83	(135)	28,366
U.S. treasuries	10,702	185	(83)	10,804
Total investment securities	$101,860	$928	$(541)	$102,247

Balance at December 31, 2022	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$30,634	$471	$(139)	$30,966
Corporate notes / bonds	44,115	192	(547)	43,760
Debt security	1,000	-	-	1,000
Money market funds	10,196	-	-	10,196
U.S. govt. agencies	46,223	85	(230)	46,078
U.S. treasuries	15,629	99	(145)	15,583
Total investment securities	$147,797	$847	$(1,061)	$147,583

Accretion / (amortization) refers to the discounts and premiums incurred on bonds and notes purchased and are included within interest income on our consolidated income statement.

Accrued interest receivable related to the above investment securities amounted to $693 as of September 30, 2023 and is included within Other Receivables on our consolidated balance sheets.

Contractual maturities of investment securities as of September 30, 2023 are as follows (in thousands):

	Acquisition Cost	Estimated Fair Value
Original maturities of 90 days or less	$6,036	$6,036
Original maturities of 91-365 days	84,001	84,424
Original maturities of 366+ days	11,823	11,787
Total investment securities	$101,860	$102,247

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our investments as of September 30, 2023 and December 31, 2022:

Balance at September 30, 2023	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$-	$13,998	$-	$13,998
Corporate notes / bonds	-	44,037	-	44,037
Money market funds	5,042	-	-	5,042
U.S. govt. agencies	28,366	-	-	28,366
U.S. treasuries	10,804	-	-	10,804
Total investment securities	$44,212	$58,035	$-	$102,247

Balance at December 31, 2022	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$-	$30,966	$-	$30,966
Corporate notes / bonds	-	43,760	-	43,760
Debt security	-	-	1,000	1,000
Money market funds	10,196	-	-	10,196
U.S. govt. agencies	46,078	-	-	46,078
U.S. treasuries	15,583	-	-	15,583
Total investment securities	$71,857	$74,726	$1,000	$147,583

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

The following table shows our investments as of September 30, 2023 and their respective balance sheet classifications:

	Cash & Cash Equiv.	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$994	$13,004	$-	$13,998
Corporate notes / bonds	-	34,236	9,801	44,037
Money market funds	5,042	-	-	5,042
U.S. govt. agencies	-	26,380	1,986	28,366
U.S. treasuries	-	10,804	-	10,804
Total investment securities	$6,036	$84,424	$11,787	$102,247

Unrealized gains on our investments have not been recorded into income as we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our debt securities is largely due to the rising interest rate environment driven by current market conditions that have resulted in higher credit spreads. The credit ratings associated with our debt securities are mostly unchanged, are highly rated, and the debtors continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded through September 30, 2023.

7. Business Combinations

All of the Company’s acquisitions of businesses have been accounted for under ASC 805, Business Combinations. Accordingly, the assets of the acquired companies reflect the fair values and have been included in the Company’s Condensed Financial Statements from their respective dates of acquisition.

The results of operations of Revo Squared LLC, Assisi Animal Health, LLC, and Structured Monitoring Products, Inc have been included in the Company’s Condensed Financial Statements since the dates of acquisition on June 14, 2022, July 15, 2022, and September 4, 2023 respectively.

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

The Company finalized the allocation of the purchase price for Assisi as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities.

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

The final allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

	Initial	Measurement
	Allocation of	Period	Updated
	Consideration	Adjustments	Allocation

Inventory, net	$220	$—	$220
Prepaid expenses and deposits	271	—	271
Other receivables	406	(206)	200
Right of use asset	—	260	260
Intangible Assets (estimated useful life)
E-commerce technology (2 years)	200	—	200
Trade name (5 years)	300	—	300
Developed technology (10 years)	4,500	—	4,500
Customer relationships (19 years)	2,800	—	2,800
Total assets acquired	8,697	54	8,751

Current portion of lease obligations	—	49	49
Non current portion of lease obligations	—	211	211
Other non current liabilities	45	—	45
Total liabilities assumed	45	260	305

Net assets acquired, excluding goodwill	8,652	(206)	8,446
Goodwill	14,329	206	14,535

Net assets acquired	$22,981	$—	$22,981

Purchase price consideration was made up of the following:

Cash	$18,293
Fair value of warrants	4,688
Total	$22,981

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

On July 1, 2022, the parties consummated the acquisition. At the closing, Zomedica Inc. paid Revo Squared a base purchase price of $6,011 in cash, which was subject to adjustments based on the amount of Revo Squared’s working capital at the closing. On this date, $500 of the purchase price was deposited into a third-party escrow account for a period of fifteen months to support Revo Squared’s indemnification obligation under the Purchase Agreement. No indemnification claims were made during this period resulting in the $500 being released from the escrow to the seller. The Company also issued to Revo Squared a ten-year warrant to purchase an aggregate of 10,000,000 of the Company’s common shares at a per share exercise price equal to $0.2201. The warrants may be exercised on a cash or cashless basis, at the election of the warrant holder.

In addition, Zomedica Inc. has agreed to pay Revo Squared aggregate earn-out payments of up to $4,000 based on the achievement of milestones related to future net sales from Revo Squared Products. One-time earn-out payments of $2,000 each will be payable upon net sales from Revo Squared Products exceeding $5,000 and $10,000 during any calendar year ending on or prior to December 31, 2027. The fair value of the earnout liability was adjusted from $2,000 to $1,070 at September 30, 2023. Fair value of the earnout was determined using Level 3 inputs.

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

The Company finalized the allocation of the purchase price for Revo Squared as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities.

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

2023 Acquisitions

Stock Purchase Agreement with Structured Monitoring Products, Inc.

On September 4, 2023, Zomedica Inc., a wholly owned subsidiary of Zomedica Corp. (the “Company”), entered into a Stock Purchase Agreement with Structured Monitoring Products, Inc. pursuant to which Zomedica Inc. acquired 100% of the capital stock of Structured Monitoring Products, Inc., a Florida corporation (“SMP”). SMP is the maker of VetGuardian®, a zero-touch vital signs remote monitoring system that improves the quality of care for pets during recovery from surgery and for those staying in clinic overnight. The system provides real-time remote monitoring of the pet’s vital signs with the ability to alert staff if the vital signs fall outside preset ranges (the “Acquisition”). The Acquisition was consummated on September 5, 2023.

In connection with the Acquisition, the Company converted $2,750 in convertible debt and accrued interest of $171 owed by SMP to the Company into equity totaling 28.7% outstanding equity of SMP, which has an implied value of $5,095 based upon the SMP’s enterprise value of $18,000. Zomedica paid a purchase price of $12,952 for the balance of 71.3% equity of SMP. The cash purchase price was funded through a $250 deposit previously paid to SMP and $12,702 of cash on hand. At closing, Zomedica deposited $1,295 into escrow, which will be released to the parties following the closing, based on any adjustments to the purchase price for net working capital, cash, indebtedness and transaction expenses of SMP.

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

As a result of total consideration exceeding the preliminary fair value of the net assets acquired, goodwill in the amount of $9,796 was recorded in connection with the Acquisition, none of which will be deductible for U.S tax purposes. The goodwill is mainly attributable to skills and technical talent of SMP’s work force and the synergies expected to be achieved from integrating SMP into the Company’s existing business.

The previously held equity interests were remeasured to its fair value as of the acquisition date. The Company computed the fair value based upon the SMP’s enterprise value of $18,000 and the fair value of previously held 28.7% equity interests were determined to be $5,095. The Company recognized an amount of $2,174 as a gain on the fair valuation of Company’s previously held equity interest in SMP and is included in Other income (loss) in the accompanying consolidated statements of operations and comprehensive loss for the period ended September 30, 2023.

The following table summarizes the fair value amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Initial
Allocation of
Consideration

Cash and cash equivalents	$42
Trade receivables, net(1)	11
Inventory, net	316
Other receivables	1
Intangible assets (estimated useful life)
Developed technology (10 years)	9,400
Non-competition agreement (3 years)	200
Total assets acquired	9,970

Accounts payable	6
Deferred tax liabilities	1,713
Total liabilities assumed	1,719

Net assets acquired, excluding goodwill	8,251
Goodwill	9,796

Net assets acquired	$18,047

(1)	The “trade receivables, net” comprise gross contractual amounts due of $11, of which no amounts were expected to be uncollectable at the date of acquisition.

The Company evaluated the disclosure requirements under ASC 805 and determined SMP was not considered a material business combination for purposes of disclosing the earnings of SMP since the date of acquisition and supplemental pro forma information.

Purchase price consideration was made up of the following:

Cash	$12,702
Fair value of previously held interest	5,095
Prepaid deposits	250
Net assets acquired	$18,047

Cash	$12,702
Less: cash acquired	(42)
Investment in acquisitions, net of cash acquired	$12,660

The determination of the final purchase price allocation to specific assets and liabilities assumed is incomplete. The purchase price allocation may change in future periods as the fair value estimates of the assets (including intangibles) and liabilities are adjusted.

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

8. Inventory

	September 30, 2023			December 31, 2022
	Diagnostics	Therapeutic Devices	Consolidated	Diagnostics	Therapeutic Devices	Consolidated
Raw materials	$462	$2,239	$2,701	$—	$1,685	$1,685
Finished goods	220	276	496	—	182	182
Purchased inventory	218	350	568	139	780	919
Total	900	2,865	3,765	139	2,647	2,786

Reserves	(6)	(22)	(28)	(18)	(22)	(40)
Net inventory	$894	$2,843	$3,737	$121	$2,625	$2,746

9. Prepaid Expenses and Deposits

	September 30,	December 31,
	2023	2022
Deposits	$1,888	$1,886
Prepaid marketing	193	114
Prepaid insurance	520	614
Prepaid taxes	—	753
Other	515	620
Total prepaid expenses and deposits	$3,116	$3,987

10. Property and Equipment

	September 30,	December 31,
	2023	2022

Machinery and office equipment	$8,345	$6,487
Furniture and equipment	120	111
Laboratory equipment	365	249
Leasehold improvements	1,239	1,239
	10,069	8,086

Accumulated depreciation and amortization	1,810	1,277
Net property and equipment	$8,259	$6,809

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $538 and $270, respectively.

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

11. Intangible Assets

	September 30,	December 31,
	2023	2022

Computer software	$1,728	$350
Customer relationships	26,849	26,651
Licenses	8,042	-
Technology	25,050	15,650
Trademarks	16	16
Tradename	2,850	2,850
Website	962	962
	65,497	46,479

Accumulated amortization	8,569	4,680
Net intangibles	$56,928	$41,799

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

In addition, included within intangibles are $563 in licenses associated with future exclusivity to sell products should we determine that they have both market viability and are a complementary fit within our suite of offerings. As these relationships are still in the exploratory phase with no revenue stream to match expenses against nor a guarantee that this exclusivity will ever be used, we are considering these to be indefinite lived as of September 30, 2023. This accounts for the difference between the net intangibles as found within our consolidated balance sheets and the amortization table below. We will continue to assess the commercialization status and relationship with these companies on a quarterly basis and will adjust our amortization schedules accordingly.

The estimated future amortization of intangible assets is as follows:

2023	$1,578
2024	6,259
2025	6,095
2026	5,632
2027 and beyond	36,801
Total	$56,365

Amortization expense for the nine months ended September 30, 2023 and 2022 was $3,890 and $2,540, respectively.

12. Leases

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

On May 10, 2023, the Company amended the lease agreement with ULF Northfield Business Center LLC to expand the lease by 6,000 square feet, to a total of 18,400 square feet, and extend the lease term from the date ending April 30, 2027 to sixty months after the earlier of the date on which the landlord delivers the expanded premises to the Company or December 1, 2023. The expanded premises were delivered to the Company on September 1, 2023, causing the rent to increase to $16 for the first month and escalating to $22 over the lease period.

	September 30,	December 31,
	2023	2022
Right-of-use asset
Cost
Aggregate lease commitments	$3,252	$2,759
Less: impact of present value	(372)	(262)
Balance	$2,880	$2,497

Reduction in right-of-use asset
Straight line amortization	1,349	946
Interest	(150)	(114)
Balance	$1,199	$832

Net book value as at:
Balance	$1,681	$1,665

Lease liabilities

Additions	$2,921	$2,520
Payments	(1,319)	(896)
Interest	150	114
Total lease liabilities	$1,752	$1,738

Current portion of lease liabilities	679	641
Long term portion of lease liabilities	1,073	1,097
Total lease liabilities	$1,752	$1,738

Total remaining undiscounted lease liabilities related to the above lease are as follows:

2023	$196
2024	755
2025	316
2026	279
2027	248
2028	180
Total lease payments	$1,974
Less imputed interest	222
Total	$1,752

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

Our weighted-average remaining lease term and discount rate are as follows:

Nine Months Ended September 30, 2023
Weighted-average remaining lease term	3.4 years
Weighted-average discount rate	5.9%

Rent expense for the nine months ended September 30, 2023 and 2022 was $629 and $598, respectively.

13. Stock-Based Compensation

During the three and nine months ended September 30, 2023, the Company issued 1,110,000 and 9,275,000 stock options to purchase an aggregate of 1,110,000 and 9,275,000 common shares. These options also vest over a period of four years and have an expiration period of 10 years.

During the three and nine months ended September 30, 2022, the Company issued 7,075,000 and 28,075,000 stock options to purchase an aggregate of 7,075,000 and 28,075,000 common shares. These options also vest over a period of four years and have an expiration period of 10 years.

The continuity of stock options are as follows:

	Number of	Weighted Avg
	Options	Exercise Price
Balance at December 31, 2022	84,112,443	$0.3602
Stock options granted	9,275,000	0.2327
Stock options forfeited	2,507,500	0.3292
Vested stock options expired	1,002,500	0.9126
Balance at September 30, 2023	89,877,443	$0.3397
Vested at September 30, 2023	31,648,974	$0.3476

As of September 30, 2023, details of the issued and outstanding stock options are as follows:

Grant Year	Weighted Avg. Exercise Price	Number of Options Issued and Outstanding	Number of Vested Options Outstanding	Number of Unvested Options Outstanding	Weighted Avg. Remaining Life Outstanding (Years)
2020	0.22	17,137,724	15,992,724	1,145,000	2.19
2021	0.66	20,000,000	7,050,000	12,950,000	2.87
2022	0.27	43,604,719	8,606,250	34,998,469	3.82
2023	0.23	9,135,000	—	9,135,000	4.53
Balance at September 30, 2023		89,877,443	31,648,974	58,228,469

The Company calculates volatility of stock-based compensation using the historical price of the Company’s stock. An increase/decrease in the volatility would have resulted in an increase/decrease in the fair value of the options.

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

The fair value of options granted during the three months ended September 30, 2023 and the twelve months ended December 31, 2022 were estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions:

Grant Year	Weighted Avg. Volatility	Weighted Avg. Risk-Free Int. Rate	Weighted Avg. Expected Life (In Years)	Weighted Avg. Common Share Price	Weighted Avg. Exercise Price
2020	96%	0.47%	9.53	$0.21	$0.22
2021	117	1.09	6.20	0.65	0.66
2022	112	3.11	5.90	0.26	0.27
2023	110	3.75	6.25	0.23	0.23

For the three months and nine months ended September 30, 2023, the Company recorded $1,668 and $5,158 of stock-based expense. For the three months and nine months ended September 30, 2022, the Company recorded $1,920 and $6,452 of stock-based expense.

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

In connection with the July 1, 2022 asset acquisition of Revo Squared, the Company issued a ten-year warrant to purchase 10,000,000 common shares at a per share exercise price equal to $0.2201. The warrants may be exercised on a cash or cashless basis, at the election of the warrant holder. As of September 30, 2023, no warrants have been exercised.

In connection with the July 15, 2022 asset acquisition of Assisi, the Company issued a ten-year warrant to purchase 22,000,000 common shares at a per share exercise price equal to $0.2520. The warrants may be exercised on a cash or cashless basis, at the election of the warrant holder. As of September 30, 2023, no warrants have been exercised.

As of September 30, 2023, details of the outstanding warrants were as follows:

			Weighted
			Average
	Exercise	Warrants	Remaining
Original Issue date	Price	Outstanding	Life
February 14, 2020 (Series A)	0.1500	197,917	1.62
April 9, 2020 (Series B)	0.1500	363,501	1.78
May 29, 2020 (Series C)	0.1500	-	-
July 7, 2020 (Series D)	0.1600	-	-
July 1, 2022 (Revo Squared)	0.2201	10,000,000	9.01
July 15, 2022 (Assisi)	0.2520	22,000,000	9.05
Balance at September 30, 2023		32,561,418

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

Cumulative warrants exercised and expired as of September 30, 2023 were as follows:

	Warrants		Warrants
Warrant Series	Exercised	Amount	Expired	Amount

February 14, 2020 (Series A)	21,677,084	$4,293	—	$—
April 9, 2020 (Series B)	17,969,833	2,695	—	—
May 29, 2020 (Series C)	133,213,333	19,982	120,000	18
July 7, 2020 (Series D)	187,269,000	29,963	231,000	37
July 1, 2022 (Revo Squared)	—	—	—	—
July 15, 2022 (Assisi)	—	—	—	—
Total	360,129,250	$56,933	351,000	$55

15. Income Taxes

The Company is in an overall net deferred tax liability position as of September 30, 2023. Management has assessed that the future taxable income resulting from the deferred tax liability position will result in utilization of the Company’s US federal and state net operating loss carryforwards in future tax periods. The Company is in a net deferred tax asset position in Canada and a full valuation allowance against the Canada deferred tax assets remains necessary as a result of the historical losses and the uncertainty of realizing any future tax benefits related to the Canadian deferred tax assets.  The Company’s effective tax rate varies from the statutory federal rate primarily due to the change in valuation allowance.

16. Commitments and Contingencies

From time to time, the Company may be exposed to claims and legal actions in the normal course of business. As of September 30, 2023, and continuing as of November 13, 2023, the Company is not aware of any pending or threatened material litigation claims against the Company.

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

As of September 30, 2023, none of the future development milestones related to the above agreement have been met. The Company has assessed the probability of meeting the above milestones and has determined that an accrual is not necessary as of September 30, 2023 and December 31, 2022.

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

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

See 20. Subsequent Events for additional detail around the October 4th acquisition of Qorvo Biotechnologies, LLC.

17. Segment Information

The Company’s operations are comprised of two reportable segments:

●	Diagnostics, which consists of TRUFORMA®, VetGuardian®, and TRUVIEW™ products;

●	Therapeutic Devices, which consists of Assisi® and PulseVet® products

The Company’s Chief Operating Decision Maker (CODM) is its Chief Executive Officer who has ultimate responsibility for enterprise decisions.

Although our reportable segments provide similar products, each one is managed separately to better align with the Company’s customers and distribution / development partners. The CODM determines resource allocation for, and monitors performance of, the consolidated enterprise, the Diagnostics segment, and the Therapeutic Devices segment together. The CODM relies on internal segment reporting that analyzes results on certain key performance indicators, namely, revenues and gross profit. Costs below gross profit are not allocated to the segments.

The following is a reconciliation of consolidated revenue, cost of revenue, and gross profit amongst our reportable segments as of September 30, 2023:

	Diagnostics	Therapeutic Devices	Consolidated

Net revenue	$1,016	$16,833	$17,849
Cost of revenue	1,220	4,384	5,604
Gross profit	$(204)	$12,449	$12,245

18. Loss Per Share

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss for the period	$(491)	$(4,995)	$(12,123)	$(14,206)
Charge to retained earnings for preferred share exchange	-	-	-	-
Loss attributable to common shareholders	(491)	(4,995)	(12,123)	(14,206)

Denominator
Weighted average shares - basic	979,949,668	979,949,668	979,949,668	979,949,668

Loss per share - basic and diluted	$(0.001)	$(0.005)	$(0.012)	$(0.014)

As of September 30, 2023, and 2022, the Company had stock options outstanding of 89,877,443 and 66,995,224 and warrants outstanding of 32,561,418 for both periods. These securities could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive.

19. Related Party Transactions

No significant related party transactions for the period ending September 30, 2023.

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

20. Subsequent Events

On October 4, 2023, Zomedica Inc. entered into an LLC membership interest purchase agreement with Qorvo US, Inc., pursuant to which Zomedica Inc. acquired 100% of the issued and outstanding membership interest of Qorvo Biotechnologies, LLC, a Delaware limited liability company, for $11,300.

Qorvo Biotechnologies, LLC developed the TRUFORMA® Platform that utilizes innovative Bulk Acoustic Wave sensor technology to provide a non-optical and fluorescence free system for the detection of disease at the point of care.

Under the acquisition, two of the agreements with Qorvo Biotechnologies, LLC were terminated. As a result of these terminations, Zomedica Inc. is no longer required to purchase a minimum quantity of production and development cartridges, nor is it required to pay a royalty. The obligation to purchase BAW Sensors survives the acquisition, but the obligation to supply the BAW Sensors was transitioned for Qorvo Biotechnologies, LLC to Qorvo US, Inc.

In addition, Zomedica Inc. entered into a Transition Services Agreement which allows Zomedica Inc. and Qorvo Biotechnologies, LLC to obtain administrative services related to IP transfer, IT support and accounting matters for a period of 60- 90 days following the acquisition.

As of November 13, 2023, no estimate is yet available as to the impact this transaction will have on the Company’s financial statements, including any adjustments required to currently held assets and liabilities. We will continue to assess the transaction as part of our normal Purchase Accounting procedures and will include initial allocation values for the purchase price as part of our 2023 Form 10-K filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

(All amounts are expressed in thousands unless otherwise indicated)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto for the quarter ended September 30, 2023. This report contains forward-looking statements or forward-looking information (collectively, “forward-looking statements”) made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as the safe harbor provisions of applicable Canadian securities legislation, that are based on management’s beliefs and assumptions and involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.

Forward-looking statements can also be identified by words such as “future”, “anticipates”, “believes”, “projects”, “estimates”, “expects”, “intends”, “plans”, “predicts”, “will”, “should”, “would”, “could”, “can”, “may”, or similar terms. Forward-looking statements are not guarantees of future performance and Zomedica’s actual results may differ significantly from the results discussed in the forward-looking statements. Zomedica cautions that these statements are subject to numerous important risks, uncertainties, assumptions, and other factors, some of which are beyond Zomedica’s control. These risks could cause Zomedica’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to adverse macroeconomic conditions; changes in consumer confidence and spending in response to economic volatility; adverse consequences of the COVID-19 pandemic; our ability to develop and commercialize our products; our ability to integrate our acquisitions successfully into our business; supply chain disruptions that increase our costs and impair our ability to manufacture our products; our ability to attract and keep senior management and key scientific personnel; our ability to obtain and maintain intellectual property protection; our ability to maintain the listing of our common shares on the NYSE American exchange; the accuracy of our estimates regarding expenses, future revenues, and capital requirements; and the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2022, Form 10-Q for the quarters ended March 31, and June 30, 2023, and in this report. The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements.

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

We currently have six discrete platforms in our product portfolio:

Diagnostic Products

-	our TRUFORMA® platform, comprising point-of-care diagnostic products for disease states in dogs and cats, providing assays for use at the point-of-care that provide reference lab accuracy, thereby enabling practitioners to diagnose and treat diseases sooner;

-	our TRUVIEW™ platform which consists of the TRUVIEW digital cystoscopy instrument providing microscopic images and related pathology services which enable practitioners to receive a Pathologist interpretation of the images;

-	our Revo Squared® imaging platform, comprising diagnostic imaging products and services for use in animal health, including the SONOVIEW™ ultrasound system; and

-	our VetGuardian® platform, which provides continuous wireless monitoring of pets’ vital signs and provides them remotely to veterinarian practice staff, along with alert messaging should the vital signs rise or fall out of range, to assist in rapidly diagnosing issues;

Therapeutic Device Products

-	our world-leading PulseVet® platform, which provides for non-invasive electro-hydraulic shock wave treatment of a wide variety of conditions in horses and small animals, including osteoarthritis, tendon and ligament healing, bone healing, chronic pain relief and wound healing, to promote healing and reduce the need for surgery and/or medication; and
-	our Assisi Loop® platform including a series of products that use targeted Pulsed Electromagnetic Field (tPEMF) therapy to decrease pain and inflammation and accelerate healing or reduce anxiety.

As a result of an internal strategic review, we have focused our development and commercialization efforts on our TRUFORMA®, Revo Squared, TRUVIEW™, VetGuardian, PulseVet, and Assisi Loop platforms. We believe this narrowed focus will enable us to capitalize on our core strengths and to accelerate the commercialization of these existing platforms.

For the foreseeable future, we expect to continue to incur losses, which we expect will begin to decrease from historical levels as we continue to rapidly grow our Therapeutic Device segment, continue the commercialization of our Diagnostic products, and expand our product development and sales and marketing activities.

Revenue

Our revenue consisted of consumables sold in the U.S. and internationally associated with our Assisi products; capital and consumables sold in the U.S and internationally associated with our PulseVet platform; capital associated with our Revo Squared products; consumables sold in the U.S associated with our TRUFORMA platform; capital and consumables sold in the U.S. associated with our TRUVIEW products; and capital sold in the U.S. associated with our VetGuardian products.

Cost of Revenue

Cost of revenue consisted primarily of the cost of raw materials used in the assembly of PulseVet capital and consumables, the cost of TRUFORMA consumables purchased, and the cost of Assisi parts purchased and related sub-components. We expense all inventory obsolescence provisions related to normal manufacturing changes as cost of revenue.

Operating Expenses

Our current operating expenses consist of three components — general and administrative expenses, research and development expenses, and selling and marketing expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages, and overhead costs incurred to support our business as a publicly traded company. The functions involved include Accounting, Business Development, Finance, HR, Information Technology, Investor Relations, Legal, and portions of other functional areas. Included within these support costs are significant public company expenses such as stock exchange fees, annual meeting expenses, and audit, tax, Sarbanes-Oxley and other compliance costs.

Research and Development Expenses

Research and development expenses consist of salaries and related expenses for R&D personnel, fees paid to consultants and outside service providers, travel costs, and materials used in clinical trials and general research and development. These costs are primarily focused on leveraging our recent acquisition of Qorvo into new assay development for our TRUFORMA platform, expanding capabilities and usability within existing products, and exploring new market opportunities.

Selling and Marketing Expenses

Selling and marketing expenses consist of personnel costs (including salaries, related benefits, and stock-based compensation) and costs associated with sales and marketing activities (including conference and tradeshow attendance, sponsorships, and general advertising and promotional activities).

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

Canadian Taxes

In Canada, due to the uncertainty of realizing any tax benefits as of September 30, 2023, we continue to record a full valuation allowance against our Canadian deferred tax assets.

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

While our significant accounting policies are more fully described in Note 3 of the notes to our consolidated financial statements, management has identified the following as “Critical Accounting Policies and Estimates”: Intangible Assets and Business Combinations; Impairment Testing; Valuation and Payback of Property and Equipment; and Revenue Recognition and Liabilities Due to Customers. We believe that the estimates and assumptions involved in these accounting policies may have the greatest potential impact on our financial statements.

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

On September 30, 2023, the carrying value of our Diagnostic instruments was $5,683. Significant assumptions included in the realization model are the rate of placement and expected utilization over the life of the instrument.

The effect of a 25% reduction in the estimated revenues associated with annual placements of instruments would increase the payback period on September 30, 2023 from 5.16 years to 7.24 years.

Revenue Recognition and Liabilities Due to Customers

The nature of our Therapeutic Device business segment gives rise to variable consideration, including discounts and applicator (“trode”) returns for refurbishment. Credits are issued for unused shocks on returned trodes, which can be used toward the purchase of replacement trodes. When revenue is recognized, a simultaneous adjustment for returns is estimated, reducing revenue. Estimated return credits are presented as a reduction to gross sales with the corresponding reserve presented as customer contract liabilities.

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

On September 30, 2023, the estimated value of our Therapeutic Device customer contract liability was $527. If the expected return rate was increased by 2%, the effect on current year reduction in sales and customer liability would have been approximately $54.

Results of Consolidated Operations

Our results of operations for the three and nine months ended September 30, 2023 and 2022 are as follows:

Revenue

Revenue for the three months ended September 30, 2023 was $6,347, compared to $4,776 for the three months ended September 30, 2022, an increase of $1,571 or 33%. Revenue for the nine months ended September 30, 2023 was $17,849, compared to $12,773 for the nine months ended September 30, 2022, an increase of $5,076 or 40%.

The increase for both comparative periods was primarily due to organic growth and the inclusion of our VetGuardian® and TRUVIEW™ products which were not part of our consolidated figures as of September 30, 2022.

We benefited this quarter from expected seasonality and expect that these seasonality benefits will continue through the balance of the year.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2023 was $1,985, compared to $1,265 for the three months ended September 30, 2022, an increase of $720 or 57%. Cost of revenue for the nine months ended September 30, 2023 was $5,604, compared to $3,516 for the nine months ended September 30, 2022, an increase of $2,088 or 59%.

The increase in cost for both comparative periods was primarily driven by increased manufacturing expense as a result of increased sales and rising input costs.

We anticipate that costs of revenue will increase in subsequent periods in accordance with the increased revenue as described above.

Gross Profit

Gross profit margin for the three months ended September 30, 2023 was 69%, compared to 74% for the three months ended September 30, 2022. Gross profit margin for the nine months ended September 30, 2023 was 69%, compared to 72% for the nine months ended September 30, 2022.

The decrease in gross profit margin % for both comparative periods was primarily due to the integration and launch of several new products, product mix impacts associated with sales of these new offerings, and price increases of certain component parts. In general, we believe gross margins will return to historic levels in the coming quarters.

General and Administrative

General and administrative expense for the three months ended September 30, 2023 was $6,115, compared to $5,153 for the three months ended September 30, 2022, an increase of $962 or 19%. General and administrative expense for the nine months ended September 30, 2023 was $19,977, compared to $17,691 for the nine months ended September 30, 2022, an increase of $2,286 or 13%.

The increase for the three months ended September 30, 2023 was primarily driven by growth in headcount within our support functions, including creation of a new pathology department to support our TRUVIEW™ digital microscopy system, Qorvo transition and other acquisition related expenses, and infrastructure improvements to build and support our growing suite of products and capabilities.

The increase for the nine months ended September 30, 2023 was primarily driven by salaries and noncash stock option expense associated with increased hiring campaigns, noncash amortization related to our Assisi / Revo acquisitions, recruiting and other related fees associated with creation of a new Pathology department, and our transition to a new Chief Financial Officer.

We expect future general and administrative expense to normalize and grow proportionately with sales and related product expansion.

Research and Development

Research and development expense for the three months ended September 30, 2023 was $867, compared to $1,215 for the three months ended September 30, 2022, a decrease of $348 or 29%. Research and development expense for the nine months ended September 30, 2023 was $2,645, compared to $1,885 for the nine months ended September 30, 2022, an increase of $760 or 40%.

The decrease for the three months ended September 30, 2023 was primarily driven by higher research fees for assay development, in the same period a year ago.

The increase for the nine months ended September 30, 2023 was primarily driven by our continued buildup of internal capabilities to develop, test, and manufacture our next generation of diagnostic products.

We anticipate that R&D costs will increase as we maintain and enhance our current product lines and continue to develop new products.

Selling and Marketing

Selling and marketing expense for the three months ended September 30, 2023 was $3,328, compared to $3,735 for the three months ended September 30, 2022, a decrease of $407 or 11%. Selling and marketing expense for the nine months ended September 30, 2023 was $9,826, compared to $6,468 for the nine months ended September 30, 2022, an increase of $3,358 or 52%.

The decrease for the three months ended September 30, 2023 was primarily driven by synergies now being derived by the PulseVet® acquisition.

The increase for the nine months ended September 30, 2023 was primarily driven by salaries and noncash stock option expense associated with increased hiring campaigns and increased marketing campaigns / attendance at tradeshows to build brand awareness and recognition of our expanding suite of products.

We expect future selling, general and administrative expense to increase in line with product expansion and growth in our commercialization efforts.

Net Loss

Net loss for the three months ended September 30, 2023 was $491, compared to a loss of $4,995 for the three months ended September 30, 2022, an improvement of $4,504 or 90%. Net loss for the nine months ended September 30, 2023 was $12,123, compared to a loss of $14,206 for the nine months ended September 30, 2022, an improvement of $2,083 or 15%.

The net loss for each comparative period was attributed to the matters described above as well as due to tax related benefits attained as part of the SMP acquisition. We expect to continue to record net losses in future periods until such time as we have sufficient revenue from product sales to offset our operating expenses.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	Nine Months Ended September 30,
	2023	2022	Change
Cash used in operating activities	$(10,960)	$(9,287)	$(1,673)	18%
Cash provided by (used in) investing activities	5,406	(140,529)	145,935	(104)%
Cash provided by financing activities	—	8	$(8)	(100)%
(Decrease) increase in cash and cash equivalents	(5,554)	(149,808)	144,254	(96)%
Effect of exchange rate changes on cash	(62)	(49)	(13)	27%
Cash and cash equivalents, beginning of period	27,399	194,952	(167,553)	(86)%
Cash and cash equivalents, end of period	$21,783	$45,095	$(23,312)	(52)%

Net cash used in operating activities for the nine months ended September 30, 2023 was $10,960, compared to $9,287 for the nine months ended September 30, 2022, an increase in cash used of $1,673 or 18%. The increase in cash used in operations primarily resulted from SMP related acquisition gains, non-cash accretion on currently held available-for-sale securities, a decrease in non-cash stock based compensation, and an increase in operating spend offset by increases in non-cash depreciation and amortization, lower inventory purchases, and an increase in prepaid expenses and deposits.

Net cash for investing activities for the nine months ended September 30, 2023 was an inflow of $5,406, compared to cash used of $140,529 for the nine months ended September 30, 2022, an increase in cash of $145,935 or 104%. The increase in cash in investing activities primarily resulted from a significant reduction in spend on available for sale securities and acquisitions as compared to 2022 (which showed as a significant outflow) offset by Qorvo and SMP related intangibles and the buildup of construction in progress related to facility expansion, MyZomedica platform development, and production of TRUVIEW™ devices for launch preparation.

There was no cash provided by financing activities for the nine months ended September 30, 2023 as compared to $8 for the nine months ended September 30, 2022.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in May 2015. As of September 30, 2023, we had an accumulated deficit of $148,526. We have funded our working capital requirements primarily through the sale of our equity and equity-related securities and the exercise of stock options and warrants.

As of September 30, 2023, the Company had working capital (defined as current assets minus current liabilities) of $108,654.

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

Long-Term Cash Requirements

We believe that our existing cash resources will be sufficient to fund our expected operational requirements for the foreseeable future. We regularly evaluate our business plans and strategy. These evaluations often result in changes to our business plans and strategy, some of which may be material and significantly change our cash requirements. Ongoing business development activity may also require us to use some of our liquidity and use of additional capital to fund newly acquired operations. If we raise additional funds by issuing equity securities, our existing security holders will likely experience dilution, and the incurring of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2022.

We are subject to the continued listing requirements of the NYSE American. If we are unable to comply with such requirements, our common shares could be delisted from the NYSE American, which will limit investors’ ability to effect transactions in our common shares and subject us to additional trading restrictions.

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

As disclosed in our Current Report on Form 8-K filed with the SEC on September 14, 2023, we received a deficiency letter (the “Letter”) from the NYSE American on September 12, 2023, indicating that the Company was not in compliance with the NYSE American continued listing standards set forth in Section 1003(f)(v) of the NYSE American Company Guide (the “Company Guide”) because our common shares were selling for a substantial period of time at a low price per share, which the NYSE American determined to be a 30-trading day average of less than $0.20 per share.

Pursuant to Section 1003(f)(v) of the Company Guide, the NYSE American staff determined that our continued listing is predicated on demonstrating sustained price improvement within a reasonable period of time. In accordance with NYSE American procedures, we have submitted a business plan to the NYSE American demonstrating how we intend to regain compliance with the minimum stock price.

The business plan focuses on the following:

●	continuing top line growth both organically and through acquisitions;

●	maintaining industry leading margins, leveraging recent integrations to improve those margins, and accelerate the pathway to profitability; and

●	leveraging the Company’s strong balance sheet and cash position to continue to invest in commercial and R&D activities, as well as remaining opportunistically acquisitive.

Additionally, we intend to consider available alternatives, including, but not limited to, a reverse stock split, subject to shareholder approval at a special or annual meeting of the shareholders, a share repurchase program or other potential capital table restructuring to cure the share price non-compliance. During this cure period, our common shares will continue to be listed on the NYSE American, subject to its compliance with other continued listing requirements.

If we fail to regain compliance during the cure period, or if we fail to meet material aspects of the plan, then the NYSE American may commence suspension and delisting procedures. If the NYSE American delists our common shares from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our common shares would qualify to be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our common shares are a “penny stock” which will require brokers trading in our common shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future

Item 6. Exhibits.

The exhibits listed on the accompanying index to exhibits immediately preceding the exhibits are filed as part of, or hereby incorporated by reference into, this Quarterly Report.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Stock Purchase Agreement, dated September 4, 2023, by and between Zomedica Inc., Sellers, and SMP VG Holdco Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2023 (File No. 001-38298))

3.1

Articles of Amalgamation of Zomedica Corp. and all amendments thereto, as well as all Certificates issued in respect thereto as well as all Certificates issued in respect thereto (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2021 (File No. 001-38298))

3.2

Amended and Restated By-Law No. 1 (2nd Version) of Zomedica Pharmaceuticals Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2020 (File No. 001-38298))

10.1***

LLC Membership Interest Purchase Agreement, dated October 4, 2023, by and between Zomedica Inc. and Qorvo US, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2023 (File No. 001-38298))

10.2***

First Amendment to BAW Sensor Supply Agreement entered into as of October 4, 2023 by and between Qorvo Biotechnologies and Zomedica Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023 (File No. 001-38298))

21.1**	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL (1).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

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

**	Filed herewith
***	Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2023.

Zomedica Corp.

By:	/s/ Larry Heaton
Name:	Larry Heaton
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter Donato
Name:	Peter Donato
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)