Form 10-K
period 2023-12-31
Zomedica Corp.
filed 2024-04-01
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $192.9 million based on the last reported sale price of the common shares on the NYSE American on June 30, 2023.

The number of the registrant’s common shares outstanding as of April 1, 2024, was 979,949,668.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2024 annual meeting of shareholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2023 are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements or forward-looking information (collectively, “forward-looking statements”) made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as the safe harbor provisions of applicable Canadian securities legislation, that are based on management’s current beliefs and assumptions and involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.

Forward-looking statements can also be identified by words such as “future”, “anticipates”, “believes”, “projects”, “estimates”, “expects”, “intends”, “plans”, “predicts”, “will”, “should”, “would”, “could”, “can”, “may”, or similar terms. Forward-looking statements are not guarantees of future performance and Zomedica’s actual results may differ significantly from the results discussed in the forward-looking statements. Zomedica cautions that these statements are subject to numerous important risks, uncertainties, assumptions, and other factors, some of which are beyond Zomedica’s control. These risks could cause Zomedica’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to adverse macroeconomic conditions; changes in consumer confidence and spending in response to economic volatility; our ability to develop and commercialize our products; our ability to integrate our acquisitions successfully into our business; supply chain disruptions that increase our costs and impair our ability to manufacture our products; our ability to attract and keep senior management and key scientific personnel; our ability to obtain and maintain intellectual property protection; our ability to maintain the listing of our common shares on the NYSE American exchange; the accuracy of our estimates regarding expenses, future revenues, and capital requirements; and those risks discussed in Part 1, Item 1A of this Form 10-K under the heading “Risk Factors”, which are incorporated herein by reference.

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

PART I

Item 1. Business

BUSINESS

(All amounts are expressed in thousands unless otherwise indicated)

The Company

Zomedica Corp. ("Zomedica" or the “Company”) was incorporated on January 7, 2013 under the Business Corporations Act (Alberta) as Wise Oakwood Ventures Inc. (“WOW”) and was classified as a capital pool company, as defined in Policy 2.4 of the TSX Venture Exchange. ZoMedica Pharmaceuticals Inc. (“ZoMedica”) was incorporated on May 14, 2015 under the Canada Business Corporations Act.

On April 21, 2016, the Company closed its qualifying transaction (“Transaction”), consisting of the acquisition of ZoMedica pursuant to a three-cornered amalgamation, whereby ZoMedica was amalgamated with 9674128 Canada Inc. (which was wholly-owned by WOW) and common shares and options of the Company were issued to former holders of ZoMedica securities as consideration. The amalgamated company changed its name to Zomedica Pharmaceuticals Ltd. and WOW subsequently changed its name to Zomedica Pharmaceuticals Corp. Prior to completion of the Transaction, WOW consolidated its common shares on the basis of one post-consolidation common share for every 2.5 pre-consolidation common shares. The Transaction constituted WOW’s qualifying transaction under TSX Venture Exchange Policy 2.4 – Capital Pool Companies. The shares of Zomedica Pharmaceuticals Corp. began trading on the TSX Venture Exchange under the new symbol “ZOM” on Monday, May 2, 2016. On June 21, 2016, the Company filed Articles of Amalgamation and vertically amalgamated with its wholly owned subsidiary, Zomedica Pharmaceuticals Ltd.

On November 10, 2017, the Company’s shares were approved for listing on the NYSE American under the symbol “ZOM”. On February 10, 2020, the Company effected the voluntary withdrawal of its common shares from listing on the TSX-V. On October 2, 2020, Zomedica Pharmaceuticals Corp. changed its name to Zomedica Corp. and on January 19, 2021, the name of the U.S. subsidiary was changed to Zomedica Inc.

On October 1, 2021, Zomedica Inc. acquired all of the issued and outstanding shares of Branford PVT Acquiror, Inc. from Branford PVT Mid-Hold, LLC. Branford PVT Acquiror held all the shares of PVT Holdings, Inc. which in turn held all the membership interests of Pulse Veterinary Technologies, LLC. Pulse Veterinary Technologies held all the equity interests of HMT High Medical Technologies (Japan) Co. Ltd. and PVT NeoPulse Acquisition GmbH which held all the equity of NeoPulse GmbH. Effective July 1, 2022, Branford PVT Acquiror, PVT Holdings, Inc. and Pulse Veterinary Technologies, LLC were merged into Zomedica Inc. HMT High Medical Technologies (Japan) and PVT NeoPulse Acquisition are now wholly owned subsidiaries of Zomedica Inc.

On September 4, 2023, Zomedica Inc. acquired all of the issued and outstanding shares of Structured Monitoring Products, Inc., a Florida corporation, and on October 4, 2023, Zomedica Inc. acquired all of the outstanding membership interests of Qorvo Biotechnologies, LLC, a Delaware limited liability company. Qorvo Biotechnologies was renamed Zomedica Biotechnologies, LLC on November 13, 2023.

Zomedica has one corporate subsidiary, Zomedica, Inc., a Delaware corporation, which has the following four wholly owned subsidiaries:

●	Structured Monitoring Products, Inc.;
●	Zomedica Biotechnologies, LLC;
●	HMT High Medical Technologies (Japan); and
●	PVT NeoPulse Acquisition

PVT NeoPulse Acquisition has one wholly owned subsidiary, NeoPulse GmbH. The results and operations of Zomedica, Zomedica Inc. and all its subsidiaries are included in these consolidated financial statements.

Unless the text clearly suggests otherwise, references to “us”, “we”, “our”, “Zomedica” or “the Company” include Zomedica Corp. and its wholly owned subsidiaries.

Overview

We are an animal health company creating and marketing products for companion animals, including dogs, cats and horses, by focusing on the unmet needs of clinical veterinarians. Our mission is to enrich the lives of the animals we love and the veterinarians that care for them by providing products and technologies that improve patient care and enhance the economic health of veterinary practices. Our product portfolio includes innovative diagnostics and therapeutic medical devices that emphasize patient health and enhancing practice economics.

Our focus is on our veterinarian customer and the pets that they treat. Our goal is to deliver innovative diagnostic and therapeutic technologies to veterinarians that improve the quality of care for the pet and the satisfaction of the pet parent, as well as the workflow, cashflow and profitability of the veterinarian’s practice.

Over the 30-month period ending December 31, 2023, we have grown primarily through acquisitions of companies and products designed to build revenue streams, infrastructure, manufacturing, research, development, and commercial capabilities. Through these acquisitions and our internal efforts, we have:

-	expanded our product portfolio to include new product platforms and new product offerings in existing product platforms;
-	acquired a significant patent portfolio;
-	acquired and expanded robust marketing and social media programs;
-	developed the commercial team to include field sales, inside sales, and professional services veterinarians;
-	acquired and expanded relationships with domestic animal health distributors and online retailers;
-	acquired and expanded a robust set of international subsidiary and distribution channels;
-	expanded manufacturing and distribution capability and capacity at our Global Manufacturing & Distribution Center, South in Roswell, Georgia;
-	acquired an R&D, manufacturing and distribution center in Plymouth, Minnesota to expand availability of assays and to lower our cost of goods sold for our TRUFORMA® line of diagnostic instruments;
-	launched a total of 11 assays for our TRUFORMA product platform, including the first assay for equine diagnostics;
-	launched the VetGuardian® zero-touch vital signs remote monitoring system;
-	launched the TRUVIEW™ digital microscopy platform; and
-	grown revenue from $0 in 2020 to $4.1 million in 2021, $18.9 million in 2022, and $25.2M in 2023.

Our intent is to leverage this infrastructure and commercial capability to continue to grow our existing products, launch new products based on our existing products, and acquire new products to market to veterinarians and pet parents through their preferred method of purchasing, to provide a straightforward pathway to profitability for the Company as expeditiously as possible.

Our website address is www.zomedica.com. The information contained in, or accessible through, our website is not part of this Annual Report on Form 10-K.

We are currently commercializing five product lines, consisting of diagnostic and therapeutic devices, that meet our objectives of improving the quality of care for the pet and the satisfaction of the pet parent, as well as the workflow, cashflow and profitability of the veterinarian’s practice.

Diagnostic Products:

-	Our TRUFORMA Bulk Acoustic Wave (BAW) point of care diagnostic platform is marketed with full diagnostic panels that include the only assays of these types available at the point of care to test for feline optimized TSH, canine and equine endogenous ACTH, canine Free T4, and the Company’s first multiplex cartridge which combines assays for canine cobalamin folate along with canine TSH, canine cortisol, canine pancreatic lipase, and canine and feline total T4 assays. In 2023, we launched assays for non-infectious gastrointestinal disease and our first assay for horses for the diagnosis of equine Cushing’s disease. We are continuing to invest in the development of additional assays which we believe will increase the utility of the TRUFORMA platform for our customers over time.

-	The TRUVIEW digital cystoscopy platform launched in mid-year 2023, offering best in class image quality, and remains the only system available that offers automated slide preparation within the instrument. Unlike other microscopes in the field, the TRUVIEW platform not only smears and stains blood, but also stains all other cell harvests, eliminating human error in the slide preparation process. The TRUVIEW system saves veterinarian staff time, while improving the quality of the prepared slide. In addition to providing images for veterinarian review at the point of care, the system also offers remotely performed interpretation within two hours of request by the Company’s staff of board-certified Pathologists.

-	The VetGuardian® zero-touch vital signs remote monitoring system, launched in January 2023 in collaboration with Structured Medical Products, enables contact-free, continuous monitoring of pets' vital signs, including temperature, pulse, and respiration ("TPR”) without harnesses or wired leads on the pet, allowing pet patients to rest comfortably during recovery at veterinary facilities. Veterinarians receive real-time notifications should the vital signs fall outside their customizable range, and they can remotely observe patient data from anywhere via a smart device.

Therapeutic Device Products:

-	Our PulseVet® electrohydraulic shockwave therapy platform, acquired in October of 2021, utilizes sound waves to treat a variety of musculoskeletal conditions in horses and small animals, including tendon and ligament injuries, difficult to heal wounds and bones, osteoarthritis, and more. Historically, this treatment has been used primarily to treat horses, but since the introduction of the X-trode handpiece enabling it to be used with small animals without the need for sedation, it is now being marketed to small animal veterinarians. Enrollment in a substantial clinical research trial at Colorado State University (CSU) evaluating the use of shock wave therapy to slow the process of osteoarthritis in dogs is complete, and data review is anticipated during 2024. Further clinical research is underway, and has shown early promise, for utilizing shock wave therapy for pulmonary indications such as asthma, and chronic kidney disease.

-	Our Assisi Loop® line of products, acquired in July of 2022, including the Assisi Loop, Assisi Loop Lounge®, and DentaLoop® devices, treat pain and inflammation through delivery of targeted pulsed electromagnetic field focused energy (tPEMF). Our Assisi Calmer Canine® devices utilize tPEMF to treat separation anxiety in small animals. These products are marketed through traditional animal health distributors, online animal product retailers, animal health retail outlets and online directly from the Company.

Development of Companion Animal Diagnostics and Therapeutic Devices

Currently, approximately 70% of U.S. households own pets, with 74% of those pets being dogs and/or cats. The level of pet ownership increased markedly during the pandemic with 23 million new pets being adopted. Younger consumers continue to drive two trends which create resiliency in animal health – the humanization of pets as well as the premiumization of their care, with the average cost of owning a pet now estimated at $1.5K per year. According to a survey conducted by Cowen in June of 2022 on the post COVID 19 impact on consumer behavior, only 8% of respondents who indicated they will cut spending in the face of economic uncertainty cited pet care expenses as an area they would cut. This response ranked lower than all other categories other than baby products and “other”.

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

Key drivers for the growth in the equine market include increased ownership of horses, an increase in number of horses routinely seeing a vet, improved animal health awareness, and new medications driving improved outcomes. Additionally, among the professional competitive set, a keen focus on the return on investment (ROI) of racehorses has driven more competition and an increased utilization of veterinary services.

We believe that these factors, along with humanization of pets, longer pet lifespans, and the emotional benefits of pets and support animals, have and will continue to contribute to an increase in spending on pet healthcare.

The development of companion animal diagnostics and therapeutic devices continues to evolve, and it is our belief that focus will be on the following:

●	Enhanced capability to detect the frequency of occurrence and severity of diseases and conditions that impact companion animals;

●	Increased accuracy and faster means to obtain test results;

●	Wider availability of new diagnostic tools;

●	Development and deployment of Artificial Intelligence (AI) tools to assist in diagnoses;

●	Development and availability of new treatment options; and

●	Enhanced economic benefits for veterinarians.

Compared to human diagnostic and medical devices, the development of companion animal diagnostics and medical devices is generally faster and less expensive as it typically does not require formal clinical studies or prior approval of regulatory agencies. We believe that the lower cost of developing companion animal diagnostics and therapeutic devices enables us to develop and commercialize products more quickly and less expensively than those intended for human use.

Product Portfolio

Diagnostic Products:

TRUFORMA® Platform

Our TRUFORMA platform utilizes patented Bulk Acoustic Wave (BAW) technology to provide a non-optical and fluorescence-free system for the detection of disease at the point of care. We believe that the BAW technology enables us to develop unique assays that allow for precise and repeatable testing of companion animals at the point-of-care with results provided within 25 minutes.

Our strategic focus with this platform is to build an extensive installed base of customers utilizing the TRUFORMA instrument with our existing assays and develop and launch new assays. New assays will serve to both increase usage in the installed base and attract new additions to the installed base from veterinarians seeking the new assays. For example, we acquired the first equine veterinarian customers for TRUFORMA once we launched the equine ACTH assay screen for equine Cushing’s disease.

We are currently marketing our diagnostic instrument and related assays for:

-	TSH - canine and feline, the only feline optimized TSH assay available;
-	Total T4 - canine and feline;
-	Free T4 - canine, the only Free T4 assay available at the point of care;
-	eACTH – canine and equine, the only endogenous ACTH available at the point of care;
-	Cortisol (Quantitative) - canine, quantitative cortisol assay available at the point of care;
-	cPL (Quantitative) – canine pancreatic lipase for the diagnosis and monitoring of canine pancreatic dysfunction;
-	Cobalamin and folate (multiplex) – canine assays for detection of non-infectious GI Disease.

Through the acquisition of Qorvo Biotech LLC on October 4, 2023, Zomedica acquired all rights to the TRUFORMA product line for both human and animal applications. As part of this transaction, we acquired R&D, manufacturing and distribution facilities and manufacturing equipment, employees, know-how, and inventory of both finished goods and component parts. Following this acquisition, we have full control of development and manufacturing for the TRUFORMA platform. We intend to build a robust development pipeline of assays over the next several years to expand the TRUFORMA menu of diagnostic offerings for small animal and equine veterinarians in the years ahead. Our goal is to build a steady stream of new assays that will establish a consistent cadence of launches to build the menu of assays for the TRUFORMA instrument.

TRUVIEW™ Digital Microscopy Platform

As part of our acquisition of the assets of Revo Squared in June of 2022, we acquired rights to the MicroView® digital microscopy platform in development which we developed further and rebranded as the TRUVIEW system. This technology features a cutting-edge liquid lens imaging platform to provide best in class microscopic images, while incorporating proprietary automated slide preparation technology, which we believe will both reduce staff time needed to prepare slides and also significantly reduce the number of slides that fail to provide a diagnostic image due to suboptimal manual slide preparation.

Our proprietary TRUVIEW platform, which launched in the first half of 2023, is intended to assist with a clinic’s critical slide prep needs in several ways, including:

-	Freeing up the veterinary technician, who traditionally would have invested 5-10 minutes or more in preparing a slide to capture digital images for pathologic interpretation;

-	Providing consistent automated preparation to help reduce errors that make an accurate diagnosis difficult; and

-	Improving workflow and allowing more economic control by providing flexibility to the veterinarian in either using the TRUVIEW system and myZomedica® web portal to interpret the slides themselves, or if they choose, sending the images out digitally to be read by one of the Company’s board-certified pathologists. This provides enhanced flexibility and reduced costs to practices versus competitive systems, which often require all slides to be sent out to be interpreted or read by a pathologist, at significantly higher cost than if the veterinarian did their own interpretation

The TRUVIEW™ platform provides the veterinarian with the flexibility to read the images themselves, if they are confident in the clinical diagnosis, or to submit them to our network of board-certified pathologists for an evaluation for a small additional fee. Our clinical pathologists typically provide a diagnosis within two hours for slides submitted during business hours.

VetGuardian® Zero-Touch Vital Signs Remote Monitoring Platform

As part of a distribution agreement entered in January of 2023, we acquired non-exclusive rights to distribute and commercialize the VetGuardian zero-touch vital signs remote monitoring system. Having acquired SMP, the makers of the VetGuardian system, in September 2023, we now own all the rights to this system. This system enables contact-free, continuous monitoring of pets' vital signs, including temperature, pulse, and respiration ("TPR"). With its patented doppler technology, the VetGuardian monitor can capture vital signs in real time without harnesses or wired leads on the pet, thus allowing pet patients to rest comfortably during recovery at veterinary facilities. The system is easily set up by clinic staff and connected to the internet using a smartphone app, after which monitoring of up to eight VetGuardian monitors on a single screen is enabled by connecting to the VetGuardian app through the myZomedica® web portal. Veterinarians receive real-time notifications should the vital signs fall outside their customizable range, and they can remotely observe patient data from anywhere via a smart device.

Therapeutic Device Products:

PulseVet® Electrohydraulic Shock Wave Platform

Our PulseVet products utilize electrohydraulic shock wave generation technology in which a submerged high voltage spark gap is used to generate an expansive plasma bubble in front of a focusing reflector. The resultant high pressure acoustic energy wave is directed and focused into the treatment animal to induce therapeutic healing effects.

The PulseVet business reflects a ‘razor/razor-blade’ model in which the consumables are required to be refurbished after expending 50,000 pulses over approximately 50-60 procedures. Customers purchase a ProPulse® generator unit as well as one or more handheld therapy delivery devices called “Trodes.” Each Trode has a defined duty cycle of 50,000 individual pulses, which will deliver approximately 50-65 therapy sessions depending on how many pulses the veterinarian prescribes for a particular treatment session. Once a Trode has reached the end of its duty cycle, the customer returns the unit to us, where it is refurbished and resold.

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

In August of 2021, Pulse Veterinary Technologies introduced the X-Trode, a new handpiece which eliminates the need for sedating small animal patients in most cases. We have increased our focus on selling PulseVet products to small animal customers and have seen encouraging adoption in this market in 2023. The small animal market is significantly larger than the equine market, with approximately 12.5 times the number of small animal veterinary practices in the US compared with equine focused veterinary practices. Currently PulseVet products are used actively in approximately half of equine dedicated practices in the U.S.

We are conducting several clinical studies of shock wave therapy, including:

●	CSU study: a study designed to measure efficacy in delaying the onset and progression of osteoarthritis (“OA”) in small animals with the X-Trode. Animals are randomly divided into two groups, with and without shock wave treatment, and are being monitored for pain, functionality, and disease progression for 12 months. This study began in the third quarter of 2022 and data collection is expected to be completed two to three years after commencement; and

●	Studies designed to measure safety and efficacy in treating pulmonary disease in horses. Historically, shock wave therapy has not been applied to the lungs. However, recent studies by independent equine veterinarians have shown that the lungs can be treated safely. Based on this early research, Zomedica is sponsoring additional studies to evaluate pulmonary indications more fully. The initial study examined the effect of shock wave therapy on exercise induced pulmonary hemorrhage (EIPH, or “Bleeders”) in horses, and has crossed into a second study focused on treating asthma in horses. Early results have been extremely favorable in asthmatic horses. These studies began in the fourth quarter of 2022 and will continue through 2024. The EIPH study has completed enrollment, and the asthma study is approximately 1/3 enrolled.

We are also participating in studies that are being conducted by independent investigators, including:

●	Munich study: a randomized, double-blinded, crossover study of 24 dogs that previously had Tibial Plateau Leveling Osteotomy (“TPLO”) surgery and are currently presenting with OA. The animals will be treated with shock wave therapy and monitored for pain and functionality for 12 months. This study began in the first quarter of 2022, continued through 2023, and data collection is expected two years after commencement; and

●	Pilot studies evaluating the use of shock wave therapy for chronic kidney disease in cats and dogs. This study began in the third quarter of 2023, continued through 2023, with data collection expected by the end of 2024.

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

The Loop products have a finite life defined by battery capacity. Once the battery is expired, typically after 150 treatments, the customer purchases a new device to continue the therapy.

We commercialize the Assisi tPEMF products primarily to our network of veterinarian customers. We also offer the products for sale through numerous channels, including for sale on our own website to both veterinarians and pet owners, through traditional veterinary distributors such as MWI Animal Health (Division of Cencora), Covetrus, Patterson Veterinary, and others, and through online retail channels such as Amazon and Chewy.

License Agreements

TRUFORMA® Platform

The exclusive license agreement and transition services agreement with Qorvo Biotechnologies, LLC, which were updated in January of 2023, were terminated following our acquisition of Qorvo Biotechnologies, LLC in October of 2023.

The BAW sensor supply agreement was amended with Qorvo US, Inc. (“Qorvo”) allowing Zomedica Inc. to continue purchasing Qorvo’s proprietary BAW sensors for use in the TRUFORMA instrument. It also provides for exclusivity provisions such that Qorvo will not sell BAW sensors for use in a diagnostic product in the animal health sector during the term of our supply agreement.

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

Assisi Loop Platform

The technology used in our Assisi Loop product line is licensed to us pursuant to an amended license agreement from 2016 with Rio Grande Neurosciences Inc., a Delaware Corporation. Under this license agreement, we have a worldwide, exclusive license under specified patents to develop and commercialize products in the veterinary field. The license agreement has been paid for in full and no future royalties or milestone payments are, or will be, owed.

VetGuardian® Platform

The technology used in our VetGuardian products is licensed to us pursuant to a series of exclusive license agreements with the University of Florida Research Foundation (“UFRF”). The initial license agreements were entered into in February of 2015 between UFRF and Structured Monitoring Products. Inc. These license agreements provide us with worldwide exclusive rights to the UFRF patents covered under the agreements in all fields other than for use in the research, treatment, monitoring, and other commercial use with humans. Under the license agreements, we have a $5,000 annual license fee and a 4% royalty on the sale of VetGuardian products, with a minimum annual royalty of $50,000.

Legacy Programs

We have focused our development and commercialization efforts on our TRUFORMA®, TRUVIEW™, VetGuardian, PulseVet®, and Assisi Loop® platforms. We believe this narrowed focus will enable us to capitalize on our core strengths and to accelerate the commercialization of these existing platforms.

Seraph Biosciences, Inc.

In May of 2018, we entered into a development, commercialization, and exclusive distribution agreement with Seraph Biosciences, Inc. ("Seraph") a human biomedical device company. Under the terms of this agreement, we have exclusive global veterinary industry rights, except for (i) food safety or animal product or byproduct applications and (ii) animal import/export control applications, to develop and market a novel pathogen detection system in the form of a point-of-care diagnostic instrument. The agreement covers potential development and validation of fecal/urine pathogen detection assays and does not expire until seven years from the date of commercial shipment.

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

In January of 2020, we amended and restated the Celsee agreement to acknowledge the completion of the initial development work and to provide for definitive supply and pricing terms for the liquid biopsy instrument and related consumables. In March of 2021, we further amended the amended and restated Celsee agreement to clarify certain exclusionary provisions related to rights granted to us. Under the terms of the Celsee agreement, as amended and restated, we continue to have exclusive, veterinary oncology care, global rights to develop and market Celsee’s liquid biopsy platform for use by veterinarians as a cancer diagnostic. The amended and restated agreement has an initial term of five years (subject to termination in certain circumstances), and it automatically renews for additional two-year terms thereafter (subject to either party determining not to renew).

Celsee was subsequently acquired in April of 2020 by Bio-Rad Laboratories, Inc., which has focused their efforts on other internal programs. While a patent was issued to Zomedica Corp. by the United States Patent & Trademark Office in November of 2022 covering a portion of the early work done by Celsee before it was acquired, neither company has an active development project currently underway.

Research and Development

We engage in development work on our diagnostic and therapeutic device platforms through our internal R&D team and in conjunction with our strategic partners. We developed the TRUFORMA® platform in conjunction with Qorvo Biotechnologies LLC (QBT). Having acquired QBT in October, 2023, we plan to develop future assays through our now combined R&D team. Having acquired Structured Monitoring Products in September, 2023, we plan to guide development activities for VetGuardian products with our combined team. We also will engage contract research organizations (CROs) to support development work when needed. In connection with these activities, we have incurred and will continue to incur significant research and development expenses. Our research and development expenses were $5,744 for the year ended December 31, 2023, and $2,578 for the year ended December 31, 2022.

Sales and Marketing

We market our products in the U.S. through use of our own sales force, which, as of December 31, 2023, included 42 sales representatives, including inside sales, Professional Services Veterinarians, Sales Directors, and our Senior Vice President of Sales.

While our products are generally sold directly to veterinary professionals or through on-line orders, we also use third party distributors in the U.S. for certain products, particularly for the Assisi Loop® product line, as well as our VetGuardian® and in certain cases, our PulseVet® product line. We anticipate leveraging U.S. distributors for more of our products in the future. Internationally, we currently market our Assisi® and PulseVet product lines through in-country distributors. We expect to expand this network and launch additional products into these channels in 2024 and beyond.

Our TRUFORMA® platform strategy is (i) to build an installed base of instruments, at no cost to the veterinarian in exchange for a commitment by the customer to utilize the assays, through our Customer Appreciation Program (“CAP”) to drive demand for our assays, and (ii) to bring new assays to market as rapidly as possible, both to increase revenue and to build the value proposition for the TRUFORMA instrument. Consistent with this strategy, our new assays will be a combination of biomarkers previously untestable at the point of care (POC) and/or complementary to their existing in-house diagnostics. We believe that this program will enable us to add future assays more quickly to the platform, with limited additional customer acquisition or training costs or added service burden. The TRUFORMA system is a natural fit for the equine market, and we introduced our first equine assay in late 2023 with additional equine assays in development representing reference lab quality assays previously unavailable at the POC.

Our PulseVet platform is sold directly to equine and small animal veterinarians in the U.S. and to equine veterinarians in Japan through a wholly owned subsidiary. Outside the United States, we sell PulseVet products primarily through a network of distributors.

PulseVet products have traditionally been widely adopted in the equine market but had limited adoption in the small animal market due to the need to sedate small animals to comfortably provide treatments. In September of 2021 the PulseVet companies launched the X-Trode product for use in the small animal market. We believe that the X-Trode will significantly expand the market opportunity for the use of shock wave technology because small animal veterinarians no longer need to sedate an animal in order to provide a comfortable treatment. Small animal adoption was a key focus of our US field sales force in 2023, and we saw significant interest and increased adoption in this segment versus prior years. In 2024 we are exploring additional programs to accelerate uptake of PulseVet in the small animal market.

Our Assisi Loop product line includes the Loop Lounge® line of reusable treatment beds, the DentaLoop® for pain and inflammation of the teeth and gums, and the Calmer Canine® product for separation anxiety. We commercialize these products to veterinarians and end users alike through three channels: 1) we sell these products on our own website to both Veterinarians and pet owners, 2) we sell through traditional veterinary distributors such as MWI Animal Health (Division of Cencora), Covetrus, Patterson Veterinary, and others, and 3) we sell through retail channels such as Amazon and Chewy. International distribution is primarily through veterinary distributors.

Zomedica's TRUVIEW™ subscription model establishes a contractual arrangement wherein veterinary professionals gain access to advanced diagnostic technology without incurring upfront costs. Through a simple monthly subscription fee, practices can effectively manage and allocate resources for device usage. The subscription includes up to 100 studies with additional studies incurring overages. Remote pathologist image interpretations are available generally within two hours for an additional charge. As there is no transfer of ownership in the agreement, the intentional absence of a conventional warranty aligns with our practice of device ownership and periodic replacement to mitigate disruptions, ensuring continuous diagnostic functionality for the practice. This model adheres to principles of cost predictability, operational flexibility, and equitable billing, providing a legally sound framework for veterinary practices seeking reliable and uninterrupted access to diagnostic solutions.

Zomedica's VetGuardian growth strategy is underpinned by a distribution network, leveraging the Zomedica salesforce and strategic partnerships with industry distributors like Covetrus and Patterson Veterinary. The VetGuardian system, equipped with monitoring capabilities, cloud connectivity, and an extended warranty option, is the first product of its kind in the veterinary solutions sector. Notably within this space, the VetGuardian system stands out as a unique offering, benefiting from a current lack of direct competition and demonstrating proven market demand. Initially concentrating on US companion animal clinics, the VetGuardian system signifies an opportunity for expansion through thoughtful exploration of untapped segments in the broader animal health market, both domestically and internationally. Its potential for adoption underscores a deliberate approach to influencing the landscape of veterinary care within the industry.

We provide product warranties to customers in the event of defects in our products. The warranty periods vary from 3 months to 24 months depending on the product and covers the cost of temporary units while the customer's unit is being serviced or full replacements depending on the arrangement.

Manufacturing

PulseVet Platform

We manufacture our PulseVet system in our Global Manufacturing & Distribution Center, South in Roswell, Georgia.

Our PulseVet® products are assembled by us from readily available components. We assemble our products in Roswell, Georgia, and distribute our products in North America, South America, Europe, and Asia. We assemble and refurbish our Trodes in our facility in Roswell, Georgia and use a contract manufacturing company in Switzerland to assemble our products for sale in Japan. Although most components essential to our PulseVet business are generally available from multiple sources, we obtain printed circuit boards (“PCBs”) from two manufacturers. Palladium, a precious metal that is a key component in the production of our Trodes, is heavily mined and sourced from Russia and Ukraine. We have reduced the risk around lead time disruptions by maintaining a higher safety stock level and continuing relationships with multiple precious metal service companies to avoid sole sourcing.

TRUFORMA® Platform

TRUFORMA cartridges are manufactured in and distributed from our facility in Plymouth, Minnesota, which was acquired from Qorvo on October 4th, 2023. TRUFORMA instruments are manufactured in and distributed from our facility in Roswell, Georgia.

Assisi® Products

The Assisi line of products is primarily manufactured at our facility in Roswell, Georgia, with certain of the products manufactured by CMO ADM Tronics Unlimited, LLC in New Jersey. Final packaging and distribution are currently managed in our facility in Roswell, Georgia.

TRUVIEW™ Digital Microscopy

Our TRUVIEW digital microscopy system is manufactured in and distributed from our facility in Roswell, Georgia.

VetGuardian® Products

Our VetGuardian devices are manufactured in and distributed from our facility in Roswell, Georgia.

Intellectual Property

We rely primarily upon a combination of in-licensed exclusive rights, patents, proprietary know-how, and confidentiality agreements to protect our processes, methods, and other technologies, to preserve any trade secrets, and to operate without infringing on the proprietary rights of other parties, both in the United States and in other countries.

Our Assisi Loop®, PulseVet and VetGuardian technologies are dependent on intellectual property developed by our strategic partners and licensed to us. We do not own the intellectual property rights that underlie these technology licenses. Our rights to use the licensed technology are subject to the negotiation of, continuation of, and/or compliance with the terms of our licenses. In certain instances, we have continuing sale rights after the termination of the applicable license agreement.

We own a very active and growing intellectual property portfolio of patents and trademarks. Currently, Zomedica owns 62 issued U.S. patents, and 123 issued international patents in various countries, and has 25 pending U.S. patent applications, and 39 pending foreign patent applications. This includes US Pat. No. 11,813,043 related to our VetGuardian product acquired as a result of the acquisition of Structured Monitoring Products, Inc., and numerous patents and pending applications related to the TRUFORMA product acquired as a result of the acquisition of Qorvo Biotechnologies, LLC n/k/a Zomedica Biotechnologies, LLC.

Also included are 4 U.S. patents, a pending U.S. patent application, 3 foreign patents, and 13 pending foreign patent applications for the Assisi Loop and Assisi Calmer Canine® products. We also own 4 U.S. patents and 5 pending U.S. patent applications related to the TRUVIEW microscope. Other included U.S. and foreign patents and pending patent applications relate to medical treatment devices, parasite detection, urinary tract infection detection, and identification of cancer cells in blood. With respect to trademarks, Zomedica currently owns 33 registered U.S. trademarks, and 98 registered foreign trademarks, and has 14 pending U.S. trademark applications and 5 pending foreign trademark applications.

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

Competition

In the diagnostic market, our potential competitors include large veterinary diagnostics companies, small businesses focused on animal health, and reference laboratory services provided by academic institutions and in-clinic product providers. These competitors include Idexx Laboratories, Inc., Antech Diagnostics (a unit of Mars Inc.), Heska Corporation (a unit of Mars Inc.), Bionote USA Inc., and Zoetis Inc., and its wholly owned subsidiary, Abaxis, Inc.

In the shock-wave market we face competition from laser devices offered by entities such as Companion Animal Health, a division of LiteCure, LLC, K-Laser, and Summus Medical Laser, LLC. Additionally, ELvation Medical GmbH markets a Piezo Shockwave system that competes with the PulseVet® products and is sourced from Richard Wolf in Germany.

Assisi® faces competition from Respond Systems Incorporated, which manufactures a line of Pulsing Electro Magnetic Therapy products, primarily in a bed format which most closely compares to the Assisi Loop Lounge® line of products.

In-clinic ultrasound can be an extremely versatile tool for veterinarians today. It can be useful in diagnosing, or ruling out a variety of cardiac, urinary, and GI conditions. The veterinary ultrasound equipment market is a highly competitive market, with major companies such as Sound, a division of Antech, and Universal Imaging, among others providing equipment options to customers. In the services category, two smaller companies, Oncura Partners and WeeSeeYou each offer ultrasound training and interpretation services. We intend to offer our private label ultrasound system to customers and will include a limited amount of training with the purchase of each system. Once a customer exceeds the amount of included training, we would charge a fee per case. We are evaluating whether to offer more in-depth training programs for operators new to in-clinic ultrasound.

Our TRUVIEW™ platform, which launched in the first half of 2023, entered a competitive market. Several major competitors offer some type of digital microscopy system ranging from Zoetis’ Imagyst™ for fecal, urine and cytology testing, to Heska’s Element AIM™ which is optimized for fecal and urine testing, to Idexx’ Digital Cytology™ platform.

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

Human Capital

As of December 31, 2023, we had 144 employees. Of our employees, 18 are engaged in research and development activities, 53 are engaged in business development, sales, and marketing activities, 52 are in operations and manufacturing, and 21 are engaged in corporate and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements.

We believe we are only as strong as our employees, and that the employees are an important part of our future success. It is therefore our goal to provide them with an environment and the resources where they can thrive and excel at their job. We offer competitive compensation, participation in equity incentive plans, benefits, and a variety of flexible work arrangements.

On March 29, 2024, the Company entered into an amendment to the employment agreement with Larry Heaton, our Chief Executive Officer, and the offer letter with Peter Donato, our Chief Financial Officer. By virtue of the amendment to Mr. Heaton’s agreement, Mr. Heaton will receive an annual base salary of $466,000 (which was $440,000 from January 1, 2023 to March 31, 2024 and $400,000 prior to January 1, 2023) and that any cash bonus receivable by Mr. Heaton will be subject to the recently adopted Clawback Policy of the Company. By virtue of the amendment to Mr. Donato’s offer letter, Mr. Donato’s salary remained unchanged, however, we agreed that in the event of termination of his employment including for “Good Reason” but other than for “Cause” as each of these terms are defined in his amended offer letter, Mr. Donato will be eligible to receive severance benefits equal to one half of his annual base salary, pro-rated bonus, if applicable, each payable immediately upon termination, and if eligible, reimbursement of insurance coverage premiums for up to six months. All other employees, including named executive officers, have offer letters and received raises in line with past practices.

1A. Risk Factors

(All amounts are expressed in thousands unless otherwise indicated)

Risks Related to our Business

We have a limited operating history, are not profitable, and may never become profitable.

We are generating revenues from our products, but we expect to continue to incur significant research and development costs and administrative expenses. Our net loss and comprehensive loss for the years ended December 31, 2023, and December 31, 2022, was $33,638 and $17,860. Our accumulated deficit as of December 31, 2023, was $170,933. As of December 31, 2023, we had total shareholders’ equity of $240,017. We expect to continue to incur losses for the foreseeable future, as we continue our integration efforts in relation to the Assisi and Revo Squared asset acquisitions, the acquisitions of Structured Monitoring Products and Qorvo Biotechnologies, and our product development and commercialization activities. Even if we succeed in developing and broadly commercializing our products, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or cease operations.

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

We are subject to risks associated with public health crises, such as pandemics and epidemics, including the COVID-19 pandemic, which may have a material adverse effect on our business.

We are subject to risks associated with public health crises, such as pandemics and epidemics, which may have a material adverse effect on our business. Global health outbreaks, such as COVID-19, have and may continue to adversely affect our employees, disrupt our business operations and practices, as well those of our customers, partners, vendors, and suppliers. Public health measures by government authorities such as travel bans, social-distancing, lockdown measures, vaccination requirements may cause us to incur additional costs, limit our operations, modify our business practices, diminish employee productivity, or disrupt our supply chain, which may have a material adverse effect on our business. To the extent a public health crisis will impact our business, financial condition and results of operations depends on factors outside of our control, including severity, duration. and the measures to contain the health outbreak.

The Company’s operations and performance depend on global and regional economic conditions and adverse economic conditions can adversely affect the Company’s business, results of operations and financial condition.

Adverse macroeconomic conditions, such as inflation, slower growth or recession, geopolitical conflict, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations can materially adversely affect demand for the Company’s products and services. In addition, consumer confidence and spending can be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs and other economic factors. In addition to an adverse impact on demand for the Company’s products, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on the Company’s suppliers, logistics providers, distributors, and other channel partners. Potential effects include financial instability; inability to obtain credit to finance operations and purchases of the Company’s products; and insolvency.

Disruption in the global supply chain could increase our costs and delay, prevent or impair our ability to manufacture our products and satisfy customer demand, which could have a material adverse effect on our business, operating results and financial condition.

We rely on our developmental partners and third-party suppliers and manufacturers to develop and manufacture our products. Global supply chains have been significantly disrupted by the war in the Middle East, the war between Russia and Ukraine, and other factors. For example, supply disruptions have led to a global shortage of semiconductor chips. In addition, shipping delays have increased, and transportation costs have risen significantly. As a result, component costs have increased, and the supply of materials has become less certain and more unpredictable. Any interruption or delay in the supply of parts and components for our products, or the inability to obtain those parts or components at acceptable prices and within a reasonable amount of time, could increase our costs and delay, prevent or impair our ability to manufacture our products and satisfy customer demand, which could have a material adverse effect on our business, operating results and financial condition.

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

Our strategic relationships are important to our business. If we are unable to maintain any of these relationships, or if these relationships are not successful, our business could be adversely affected.

We have entered into strategic relationships that are important to our business and we expect to enter into similar relationships as part of our growth strategy. These relationships may pose a number of risks, including:

●	other parties may have significant discretion in determining the efforts and resources that they will apply to these relationships;

●	other parties may not perform their obligations as expected;

●	disagreements with other parties, including disagreements over proprietary rights or contract interpretation, might lead to additional responsibilities or might result in litigation or arbitration, any of which would be time consuming and expensive;

●	other parties may not properly maintain or defend their intellectual property rights or may use proprietary information in such a way as to invite litigation that could jeopardize or invalidate the intellectual property or proprietary information or expose us to potential litigation;

●	other parties may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

●	the number and type of our relationships could adversely affect our attractiveness to future partners or acquirers.

Additionally, subject to its contractual obligations to us, if the other party is involved in a business combination or otherwise changes its business priorities, this party might deemphasize or terminate the relationship. If another party terminates its agreement with us, we may find it more difficult to attract new partners and our perception in the business and financial communities and our stock price could be adversely affected.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop any of our existing or future product candidates, conduct our in-licensing and development efforts, and commercialize any of our existing or future products.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We are highly dependent upon our senior management, particularly Larry Heaton, our Chief Executive Officer, Peter Donato, our Chief Financial Officer, Tony Blair, our Chief Operating Officer, Karen DeHaan-Fullerton, our General Counsel, and several of our vice presidents. The loss of services of any of these individuals could delay or prevent the achievement of our business objectives.

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

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we generate and store sensitive data, including research data, intellectual property and proprietary business information owned or controlled by ourselves or our employees, partners and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. For example, VetGuardian® cannot work without its dedicated cloud backend and, similarly, TRUVIEW™ would be greatly inhibited without the myZomedica cloud backend. We utilize external security and infrastructure vendors to manage parts of our data centers. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We face several risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, accidental exposure, unauthorized access, inappropriate modification, and the risk of our being unable to adequately monitor and audit and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf.

Further, to the extent our employees are working away from the office, additional risks may arise as a result of dependance on the networking and security put into place by the employees. The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use, or disclosure, no security measures can be perfect and our information technology and infrastructure may be vulnerable to attacks by hackers, infections by viruses or other malware, breaches due to erroneous actions or inaction by our employees or contractors, malfeasance, or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such access, breach, or other loss of information could result in legal claims or proceedings. Unauthorized access, loss, or dissemination could also disrupt our operations and damage our reputation, any of which could adversely affect our business.

Although we currently maintain cybersecurity insurance coverage, we cannot be certain that such coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition, and results of operations.

In certain circumstances, our reputation could be damaged.

Damage to our reputation can be the result of the actual or perceived occurrence of any number of events, and could include any negative publicity, whether true or not. The increased usage of social media and other web-based tools used to generate, publish, and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views regarding us and our activities, whether true or not. Although we believe that we operate in a manner that is respectful to all stakeholders and that we take care in protecting our image and reputation, we do not ultimately have direct control over how we are perceived by others. Reputation loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations and an impediment to our overall ability to advance our projects, thereby having a material adverse impact on financial performance, financial condition, cash flows and growth prospects.

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

Manufacturing the TRUFORMA® cartridges is dependent on the supply of BAW Sensors from Qorvo. If Qorvo fails to deliver the sensors in accordance with forecast, modifies the sensors so that they can no longer work with the TRUFORMA products, discontinues production of the BAW sensors or otherwise terminates the BAW Sensor Supply Agreement, we could experience delays in manufacturing, or an inability to manufacture cartridges.

Risks Related to Our Recently Completed Acquisitions of the Structured Monitoring Products Inc. and Qorvo Biotech LLC companies.

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

We may not realize the expected growth opportunities from our acquisitions even if we are able to integrate their operations successfully. We may incur unanticipated costs related to the operation of these acquisitions and we may not achieve the growth potential expected at the time of acquisition or on our expected time schedule as a result of a number of factors, including our inability to successfully cross-market their products. Accordingly, the benefits from our proposed acquisitions may be offset by costs incurred or delays in integrating the companies, which could cause our operational and growth assumptions to be inaccurate. Our failure to realize the anticipated growth opportunities from our acquisitions could have a material adverse effect on our results of operations and financial condition.

The assumption of unknown liabilities (specific to the acquisition of SMP and QBT (the “Acquired Companies”) could have a material adverse effect on our financial condition and results of operations.

Because we acquired all the equity interests of SMP and QBT, we own the Acquired Companies subject to all liabilities, including contingent and unknown liabilities. Pursuant to the transaction documents for the acquisition, there are limitations and conditions to our ability to recoup unanticipated losses from the former owner of the PulseVet Companies. We may also learn additional information about the PulseVet business that could adversely affect us, such as the existence of unknown liabilities, or matters that potentially affect our ability to comply with applicable laws.

Risks Related to Government Regulation

Various government regulations could limit or delay our ability to develop and commercialize our products or otherwise negatively impact our business.

Our existing and future products may be subject to post-market oversight by U.S. Department of Agriculture – Center for Veterinary Biologics (USDA-CVB) and/or U.S. Food and Drug Administration – Center for Veterinary Medicine (FDA-CVM) regulations.

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

From time to time, legislation is drafted and introduced in the U.S. Congress that could significantly change the statutory provisions governing the testing, regulatory clearance or approval, manufacture, and marketing of regulated and/or licensed products. In addition, FDA-CVM and USDA-CVB regulations and guidance are often revised or reinterpreted by the FDA-CVM and USDA-CVB in ways that may significantly affect our business and our products. Similar changes in laws or regulations can occur in other countries in which we operate. Any new regulations or revisions or reinterpretations of existing regulations in the United States may impose additional costs or lengthen review times of any of our existing or future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

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

Certain of our diagnostic and therapeutic device technologies are dependent on intellectual property developed by our strategic partners and licensed to us. We do not own the intellectual property rights that underlie these technology licenses. Our rights to use the technology we license are subject to the negotiation of, continuation of, and compliance with the terms of our licenses. Further, we do not control the prosecution, maintenance, or filing of the patents and other intellectual property licensed to us, or the enforcement of these intellectual property rights against third parties. The patents and patent applications underlying our licenses were not written by us or our attorneys, and we do not have control over the drafting and prosecution of such rights. Our partners might not have given the same attention to the drafting and prosecution of patents and patent applications as we would have if we had been the owners of the intellectual property rights and had control over such drafting and prosecution. We cannot be certain that drafting and/or prosecution of the licensed patents and patent applications has been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

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

We have also secured registrations for our in-clinic biosensor testing platform, TRUFORMA®, with several product names in the U.S., Canada, the European Union, and the United Kingdom.

We own U.S., German, Swiss and Japanese trademark registrations for the PULSEVET product including PULSEVET, PROPULSE, VERSATRODE and VERSATRON.

Our portfolio of trademarks for ASSISI, ASSISI LOOP, CALMER CANINE, ASSISI DENTALOOP, and composite marks including a logo and/or slogan in the U.S. and various countries throughout the world.

Our imaging products trademark portfolio includes trademarks for REVO SQUARED, a stylized fan shaped logo, and MICROVIEW in the U.S. Trademark applications have been filed in the U.S. for TRUVIEW, TRUPREP, TRUSOUND, SONOVIEW, SUPERVIEW and MICROPREP.

The assets acquired from Structured Monitoring products include a registration for the VETGUARDIAN trademark. We have also filed for the trademarks TRUGUARD and TRUGUARDIAN.

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

In accordance with NYSE American procedures, we submitted a business plan to the NYSE American demonstrating how we intended to regain compliance with the minimum stock price. As part of our plan to regain compliance with the NYSE American’s continued listing standards, a special meeting of shareholders of the Company was held on February 28, 2024 (the “Special Meeting”), in order to approve an amendment to the Company’s charter to affect an 80-for-1 share consolidation, also known as a reverse stock split, of the Company's common stock. The share consolidation did not receive the required 66.7% vote of the shares represented at the Special Meeting.

The NYSE America has indicated that the shares may remain listed at this time while they continue to monitor our share price and other developments. Additional deterioration of the share price could result in delisting.

If the NYSE American delists our common shares from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our common shares would qualify to be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our common shares are a “penny stock” which will require brokers trading in our common shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	decreased ability to issue additional securities or obtain additional financing in the future.

We have identified certain material weaknesses in our internal control over financial reporting and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

In the course of preparing our financial statements for the fiscal year ended December 31, 2023, we have identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the timeliness and precision of management's review controls around financial projections relevant to the evaluation of goodwill impairment relating to our Assisi reporting unit.

We have begun developing a comprehensive plan to remediate and substantially address the material weakness discussed above. Remediation measures are focused on more rigorous policies and procedures and sufficiency of reviews of the projections included in the discounted cash flow model used in the Company’s evaluation of goodwill for impairment. These efforts will include development of a continuous process for monitoring, assessment, and communication, as well as involvement of additional key stakeholders in reviews. We will not be able to conclude whether these efforts will fully remediate the material weakness until the updated controls have operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively. We cannot assure you that any such actions we have or will take will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we become an “accelerated” or “large accelerated” filer as those terms are defined in the Exchange Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Ineffective disclosure controls and procedures and internal control over financial reporting could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common shares.

Risks Related to Income Taxes

We have generated U.S. NOLs (defined below), but our ability to use these U.S. NOLs is limited and any future U.S. NOLs we generate may be limited or impaired by future ownership changes.

Our U.S. businesses have generated consolidated net operating loss carryforwards (“U.S. NOLs”) for U.S. federal and state income tax purposes of $10,993 as of December 31, 2023. Our ability to utilize any U.S. NOLs after an “ownership change” is subject to the rules of the United States Internal Revenue Code of 1986, as amended (the “Code”) Section 382. An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, five (5%) percent or more of the value of our shares or are otherwise treated as five (5%) percent shareholders under Section 382 of the Code and the Treasury Regulations promulgated thereunder increase their aggregate percentage ownership of the value of our shares by more than 50 percentage points over the lowest percentage of the value of the shares owned by these shareholders over a three year rolling period. An ownership change could also be triggered by other activities, including the sale of our shares that are owned by our five (5%) shareholders.

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

We concluded that, due to the limitations under Section 382 of the Code, it is likely our U.S. NOL carryforwards for the periods prior to February 11, 2021, for $3,814 are limited to zero, and are not available to offset taxable income generated in the US in future periods. Our U.S. NOL carryforwards are $7,179 as of December 31, 2023. In the event another ownership change, as defined under Section 382 of the Code occurs in the future, our ability to utilize any U.S. NOLs may be substantially limited. The consequence of this limitation could be the potential loss of a significant future cash flow benefit because we would no longer be able to substantially offset future taxable income with U.S. NOLs. There can be no assurance that such ownership change will not occur in the future.

We have generated net operating loss carryforwards for Canadian income tax purposes, but our ability to use these net operating losses may be limited by our inability to generate future taxable income in Canada.

Our Canadian businesses have generated net operating loss carryforwards of $9,581 (“Canadian NOLs”) for Canadian federal and provincial income tax purposes. These Canadian NOLs can be available to reduce Canadian income taxes that might otherwise be incurred on future Canadian taxable income. However, there can be no assurance that we will generate the taxable income in the future necessary to utilize these Canadian NOLs. Our Canadian NOLs have expiration dates. There can be no assurance that, if and when we generate Canadian taxable income in the future, we will generate such taxable income before our Canadian NOLs expire.

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

We believe that we may be a “passive foreign investment company,” or PFIC, for the current taxable year, which could subject certain U.S. investors to materially adverse U.S. federal income tax consequences.

We believe we could be classified as a PFIC during our taxable year ended December 31, 2023, and based on current business plans and financial expectations, we believe we may continue to be classified as a PFIC for future taxable years. Once classified as a PFIC with respect to a shareholder, we will, subject to certain exceptions, continue to be treated as a PFIC with respect to such shareholder irrespective of whether we continue to meet the definitional requirements for PFIC classification. If we are a PFIC [for any year in which you hold common shares] and you are a U.S. holder, then you generally will be required to treat any gain realized upon a disposition of such common shares, or any so-called “excess distribution” received on your common shares, as ordinary income, and to pay an interest charge on a portion of such gain or distribution. In certain circumstances, the sum of the tax and the interest charge may exceed the total amount of proceeds you realize on the disposition or the amount of the excess distribution you receive. Subject to certain limitations, these tax consequences may be mitigated if you make a timely and effective Qualified Electing Fund election, or QEF Election, or a mark-to-market election, or Mark-to-Market Election. Subject to certain limitations, such elections may be made with respect to our common shares. If you are a U.S. holder and make a timely and effective QEF Election, you generally must report on a current basis your share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amount to you, thus giving rise to so-called “phantom income” and to a potential tax liability. However, U.S. holders should be aware that we do not intend to satisfy the record keeping requirements that apply to a “qualified electing fund,” or supply U.S. holders with information that such U.S. holders require to report under the QEF Election rules, in the event that we are a PFIC and a U.S. holder wishes to make a QEF Election. Thus, if you are a U.S. holder, you may not be able to make a QEF Election. If you are a U.S. Holder and make a timely and effective Mark-to-Market Election, you generally must include as ordinary income each year the excess of the fair market value of your common shares over your tax basis therein, thus also possibly giving rise to phantom income and a potential tax liability. Ordinary loss generally is recognized only to the extent of net mark-to-market gains previously included in income. Any holder of our common shares who is a U.S. taxpayer should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of our common shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Incidents

None.

Cybersecurity Risk Management and Strategy

In the normal course of business, we may collect and store personal information, customer information, and certain sensitive company information, including proprietary and confidential business information, trade secrets, intellectual property, information regarding trial participants in connection with clinical trials, sensitive third-party information, and employee information. To protect this information, our existing cybersecurity policies require monitoring and detection programs, network security measures, and encryption of critical data. We maintain various protections designed to safeguard against cyberattacks, including firewalls and virus detection software. We have established our disaster recovery plan, and we protect against business interruption by backing up our major systems. In addition, we maintain insurance that includes cybersecurity coverage.

Our cybersecurity program is led by our Vice President of Technology Innovation and includes a team of information technology professionals. The program is further strengthened through support of our General Counsel. These teams work closely together to support and bolster our cybersecurity program, which incorporates industry-standard frameworks, policies, and practices designed to protect the privacy and security of our sensitive information. Our cybersecurity team informs our Audit Committee on information security and cybersecurity matters as needed.

Despite the implementation of our cybersecurity program, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Risk Factors—Risks Related to our Business” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

Item 2. Properties

Our corporate headquarters and research and development laboratory are in Ann Arbor, Michigan where we lease and occupy approximately 18,966 square feet pursuant to leases that expire January 31, 2025. With our recent acquisition of R&D and manufacturing facilities in Plymouth, Minnesota, we have closed the R&D portion of the Ann Arbor facility and are seeking to sublease that portion of the space.

Our primary manufacturing and distribution center is in Roswell, Georgia where we lease and occupy 18,400 square feet of 61,500 square feet building pursuant to a lease that expires on April 30, 2027.

Following the acquisition of Qorvo Biotech LLC, n/k/a Zomedica Biotech LLC, we assumed three leases for space in Plymouth, Minnesota totaling 36,103 square feet. The two primary spaces, totaling 29,938 square feet are leased through February 9, 2028, and we plan to continue occupying these two suites. The third suite, totaling 6,165 square feet, has a lease expiring January 31, 2024, which we will not be renewing.

Revo Squared operations and administrative activities were in Marietta, Georgia where we leased 4,626 square feet pursuant to a lease that expired on December 31, 2023. As we have relocated Revo Squared operations to our Roswell facility, we did not renew the lease.

Assisi product distribution and certain operations were in Carlstadt, New Jersey where we sub-lease 5,185 square feet pursuant to a license agreement that expires on November 30, 2026. As we have transitioned distribution from this location to Roswell, Georgia, we are seeking to sublet this space.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares commenced trading on the NYSE American on November 21, 2017 under the symbol “ZOM.”

Common Stock Information

As of April 1, 2024, there were 979,949,668 common shares outstanding held of record by approximately 150 holders.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2023. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and forward-looking information under applicable Canadian securities law requirements (collectively, “forward-looking statements”) which are intended to be covered by the safe harbors created thereby. See “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Part I – Item 1A Risk Factors” section and elsewhere in this Annual Report on Form 10-K, as well as, in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

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

We currently have five discrete platforms in our product portfolio:

Diagnostic Products

-	our TRUFORMA® platform, comprising point-of-care diagnostic products for disease states in dogs, cats and horses, providing assays for use at the point-of-care that provide reference lab accuracy, thereby enabling practitioners to diagnose and treat diseases sooner;

-	our TRUVIEW™ platform which consists of the TRUVIEW digital cystoscopy instrument providing microscopic images and related pathology services which enable practitioners to receive a Pathologist interpretation of the images;

-	our VetGuardian® platform, which provides continuous wireless monitoring of pets’ vital signs and provides them remotely to veterinarian practice staff, along with alert messaging should the vital signs rise or fall out of range, to assist in rapidly diagnosing issues;

Therapeutic Device Products

-	our world leading PulseVet® platform, which provides for non-invasive electro-hydraulic shock wave treatment for a wide variety of conditions in horses and small animals, including osteoarthritis, tendon and ligament healing, bone healing, chronic pain relief and wound healing, to promote healing and reduce the need for surgery and/or medication; and

-	our Assisi Loop® platform including a series of products that use targeted Pulsed Electromagnetic Field (tPEMF) therapy to decrease pain and inflammation and accelerate healing or reduce anxiety.

We have focused our development and commercialization efforts on our TRUFORMA, TRUVIEW, VetGuardian, PulseVet, and Assisi Loop platforms. We believe this narrowed focus will enable us to capitalize on our core strengths and to accelerate the commercialization of these existing platforms.

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

Revenue

Our revenue consisted of consumables sold in the U.S. and internationally associated with our Assisi® products; capital and consumables sold in the U.S and internationally associated with our PulseVet® platform; consumables sold in the U.S associated with our TRUFORMA® platform; subscriptions and services sold in the U.S. associated with our TRUVIEW™ products; and capital and service agreements sold in the U.S. associated with our VetGuardian® products.

Cost of Revenue

Cost of revenue consisted primarily of the cost of raw materials used in the assembly of: PulseVet capital and consumables: TRUFORMA capital and consumables; Assisi consumables; TRUVIEW capital and consumables; and VetGuardian capital and services. We expense all inventory obsolescence provisions related to normal manufacturing changes as cost of revenue.

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

U.S. Taxes

As of December 31, 2023, we had net operating loss carryforwards for U.S. federal and state income tax purposes of $10,993 and non-capital loss carryforwards for Canada of $9,581, which will begin to expire in fiscal year 2035. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. In 2021, we concluded that, due to the limitations under Section 382, our U.S. federal and state income tax net operating loss carryforwards, as well as R&D credit carryforwards, for the periods prior to February 11, 2021 have been limited to zero. We therefore have derecognized $3,814 of this asset, reducing the carryforward of these amounts to $7,179.

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

Any redemption or other repurchase that occurs after December 31, 2023, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise; (ii) the structure of a business combination; (iii) the nature and amount of any equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination); and (iv) the content of regulations and other guidance from the U.S. Department of the Treasury.

The IR Act also included a new 15% Corporate Alternative Minimum Tax (“CAMT”) that acts as a new book minimum tax of at least 15% of consolidated U.S. GAAP pre-tax income for corporations with average book income in excess of $1 billion. Any increase in our effective tax rate will depend on a number of factors, including any offsets for general business credits or changes in book income following business combinations. The CAMT is effective for tax years beginning on or after January 1, 2023. Lastly, the IR Act also creates several potentially beneficial tax credits to incentivize investments in certain technologies and industries.

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

Canadian Taxes

In Canada, due to the uncertainty of realizing any tax benefits as of December 31, 2023, we continue to record a full valuation allowance against our Canadian deferred tax assets.

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

Loss Per Share

Basic loss per share, or EPS (earnings per share), is computed by dividing the loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive.

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

While our significant accounting policies are more fully described in Note 3 of the notes to our consolidated financial statements included within this Annual Report on Form 10-K, management has identified the following as “Critical Accounting Policies and Estimates”: Intangible Assets and Business Combinations; Impairment Testing; Valuation and Payback of Property and Equipment; and Revenue Recognition and Liabilities Due to Customers. We believe that the estimates and assumptions involved in these accounting policies may have the greatest potential impact on our financial statements.

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

Impairment Testing

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change indicating the carrying value may not be recoverable. When testing goodwill for impairment, we may first assess qualitative factors to determine if it is more likely than not the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, we consider the impact of changes, if any, to the following factors: macroeconomic industry and market factors; cost factors; changes in overall financial performance; and any other relevant events and uncertainties impacting a reporting unit. If our qualitative assessment indicates a goodwill impairment is more likely than not, we perform additional quantitative analyses. We may also elect to skip the qualitative testing and proceed directly to the quantitative testing. For reporting units where a quantitative analysis is performed, we perform a test measuring the fair values of the reporting units and comparing them to their aggregate carrying values, including goodwill. If the fair value is less than the carrying value of the reporting unit, an impairment is recognized for the difference, up to the carrying amount of goodwill.

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

We elected to perform a quantitative analysis as part of our annual goodwill impairment test for fiscal year 2023. As of October 1, 2023, our analysis of the PulseVet and Revo Squared reporting units indicated that their fair values exceeded their carrying amounts, including goodwill, by 6% and 26%, respectively. Our analysis of the Assisi reporting unit indicated that its respective fair value was below its carrying amount, including goodwill, by 54%. This was driven by slowed future sales growth projections and an increase in allocated operating expenses. As a result, a goodwill impairment charge of $12,195 was recorded as part of the Company’s 2023 annual goodwill impairment test.

The carrying values of goodwill for the PulseVet, Assisi, and Revo Squared reporting units at December 31, 2023 were $43.4 million, $2.3 million, and $6.1 million, respectively.

The implied fair value for each reporting unit was calculated on a standalone basis using a weighted combination of the income approach and market approach. The implied fair values of each reporting unit were added together along with our unallocated assets to get an indicated value of total equity. This indicated value was compared to the total market capitalization as of October 1, 2023. This implied a control premium of 47.1%. This control premium is in line with the control premiums observed in the last five years in the Medical, Dental, and Hospital Equipment and Supplies industry which have historically been significantly higher than the aggregate control premiums across all other industries. As a result, the market capitalization reconciliation analysis provided support for the reasonableness of the fair values estimated for each individual reporting unit.

Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results, an increase in the discount rate, or other underlying assumptions could have a significant impact on the fair value of the reporting units, and we could be required to record an impairment charge. Additionally, future declines in the overall market value of the Company’s equity may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.

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

On December 31, 2023, the carrying value of our Diagnostic instruments was $10,214. Significant assumptions included in the realization model are the rate of placement and expected utilization over the life of the instrument.

The effect of a 25% reduction in the estimated revenues associated with annual placements of instruments would increase the payback period on December 31, 2023 from 3.04 years to 3.88 years.

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

On December 31, 2023, the estimated value of our Therapeutic Device customer contract liability was $528. If the expected return rate was increased by 2%, the effect on current year reduction in sales and customer liability would have been approximately $55.

Results of Consolidated Operations

Our results of operations for the years ended December 31, 2023 and 2022 are as follows:

Revenue

Revenue for the year ended December 31, 2023 was $25,186, compared to $18,930 for the year ended December 31, 2022, an increase of $6,256 or 33%.

The increase in sales was primarily due to growth of our existing PulseVet®, TRUFORMA®, and Assisi® products, an expanded menu of TRUFORMA assays, and the launch of our VetGuardian® and TRUVIEW™ products which were not part of our consolidated figures as of the year ended December 31, 2022. In general, we expect revenue to increase in subsequent periods as we increase our sales, marketing, and commercialization efforts.

Cost of Revenue

Cost of revenue for the year ended December 31, 2023 was $7,868, compared to $5,462 for the year ended December 31, 2022, an increase of $2,406 or 44%.

The increase in cost of revenue was primarily driven by increased manufacturing expense as a result of increased unit sales and rising input costs. We anticipate that costs of revenue will increase in subsequent periods in accordance with increased unit sales as described above.

Gross Profit

Gross profit margin for the year ended December 31, 2023 was 69%, compared to 71% for the year ended December 31, 2022.

The decrease in gross profit margin percentage was primarily due to the integration and launch of several new products, product mix impacts associated with sales of these new offerings, and price increases of certain component parts.

General and Administrative

General and administrative expense for the year ended December 31, 2023 was $29,029, compared to $22,934 for the year ended December 31, 2022, an increase of $6,095 or 27%.

The increase in general and administrative expenses was primarily driven by salaries and non-cash stock option expense, non-cash amortization related to our acquisitions, and recruiting and other related fees associated with creation of new departments and executive transitions. While we expect future general and administrative expense to increase, we expect it to decrease proportionally with sales and related product expansion.

Research and Development

Research and development expense for the year ended December 31, 2023 was $5,744, compared to $2,578 for the year ended December 31, 2022, an increase of $3,166 or 123%.

The increase in research and development expenses was primarily driven by the continued buildup of internal capabilities to develop, test, and manufacture our next generation of diagnostic products. We anticipate that R&D costs will increase as we maintain and enhance our current product lines and continue to develop new products.

Selling and Marketing

Selling and marketing expense for the year ended December 31, 2023 was $14,137, compared to $9,879 for the year ended December 31, 2022, an increase of $4,258 or 43%.

The increase in selling and marketing expenses was primarily driven by salaries, commissions, and non-cash stock option expense associated with increased hiring campaigns and increased marketing campaigns / attendance at tradeshows to build brand awareness and recognition of our expanding suite of products. We expect future selling and marketing expense to increase in line with product expansion and growth in our commercialization efforts.

Net Loss

Net loss for the year ended December 31, 2023 was $34,529, compared to a loss of $17,015 for the year ended December 31, 2022, an increase of $17,514 or 103%.

The increase in net loss was attributed to the matters described and the impact of impairment as described within. We expect to continue to record net losses in future periods until such time as we have sufficient revenue from product sales to offset our operating expenses.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	For the Year Ended December 31,
	2023	2022	Change
Cash used in operating activities	$(15,975)	$(11,670)	$(4,305)	37%
Cash provided by (used in) investing activities	1,577	(155,880)	157,457	(101)%
Cash provided by financing activities	—	8	(8)	(100)%
(Decrease) increase in cash and cash equivalents	(14,398)	(167,542)	153,144	(91)%
Effect of exchange rate changes on cash	(49)	(11)	(38)	345%
Cash and cash equivalents, beginning of period	27,399	194,952	(167,553)	(86)%
Cash and cash equivalents, end of period	$12,952	$27,399	$(14,447)	(53)%

Net cash used in operating activities for the year ended December 31, 2023 was $15,975, compared to $11,670 for the year ended December 31, 2022, an increase in cash used of $4,305 or 37%. The increase in cash used in operating activities primarily resulted from the losses noted above, the timing of payments made to vendors, non-cash impacts of accretion on currently held available-for-sale securities, and non-cash decreases in stock compensation, offset by the impact of impairment loss, payment and settlement of prepaids and deposits, and non-cash impacts of increases in depreciation and amortization as well as adjustments to deferred tax benefits.

Net cash provided by investing activities for the year ended December 31, 2023 was $1,577, compared to cash used of $155,880 for the year ended December 31, 2022, a decrease in cash used of $157,457. The decrease in cash used in investing activities primarily resulted from a significant reduction in spend on available for sale securities as compared to 2022 offset by the acquisition related buildup of construction in progress and intangibles.

There was no cash provided by financing activities for the year ended December 31, 2023 as compared to $8 for the year ended December 31, 2022

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in May 2015. As of December 31, 2023, we had an accumulated deficit of $170,933. We have funded our working capital requirements primarily through the sale of our equity and equity-related securities and the exercise of stock options and warrants.

As of December 31, 2023, the Company had working capital (defined as current assets minus current liabilities) of $90,850.

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

Our future capital requirements depend on many factors, including, but not limited to:

●	the costs and timing of our development and commercialization activities;
●	the cost of manufacturing our existing and future products;
●	the cost of marketing and selling our existing and future products, including marketing, sales, service, customer support and distribution costs;
●	the expenses needed to attract and retain skilled personnel;
●	the costs associated with being a public company;
●	the costs associated with additional business development or mergers and acquisitions activity, including acquisition-related costs, earn-outs or other contingent payments and costs of developing and commercializing any technologies to which we obtain rights;
●	third-party costs associated with the development and commercialization of our existing and future products and the ability of our development partners to satisfy our requirements on a timely basis;
●	the scope and terms of our business plans from time to time, and our ability to realize upon our business plans; and
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

Outstanding Share Data

The only class of outstanding voting equity securities of the Company are the common shares. As of April 1, 2024:

●	there are 979,949,668 common shares issued and outstanding:
●	there are stock options outstanding under our Stock Option Plan to acquire an aggregate of 93,349,943 common shares;
●	There are common share purchase warrants issued in February of 2020 that are outstanding and permit the holders to acquire an aggregate of 197,917 common shares at an exercise price of $0.1500 per share;
●	There are common share purchase warrants issued in July of 2022 that are outstanding and permit the holders to acquire an aggregate of 363,501 common shares at an exercise price of $0.1500 per share;
●	There are common share purchase warrants issued in July of 2022 that are outstanding and permit the holders to acquire an aggregate of 10,000,000 common shares at an exercise price of $0.2201 per share; and
●	There are common share purchase warrants issued in July of 2022 that are outstanding and permit the holders to acquire an aggregate of 22,000,000 common shares at an exercise price of $0.2520 per share.

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

See pages F-1 through F-29 following the Exhibit Index of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report was made under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer.

Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, as described below.

Management's report on internal control over financial reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, misstatements due to error or fraud may not be prevented or detected on a timely basis.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, utilizing the criteria discussed in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2023. Based on management's assessment, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2023, due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2023, there was a material weakness relating to the timeliness and precision of management's review controls around financial projections relevant to the evaluation of goodwill impairment relating to our Assisi product line.

Plan for remediation of the material weakness

The Company and its Board of Directors are committed to maintaining a strong internal control environment. Management, with oversight from the Audit Committee of the Board of Directors, has begun developing a comprehensive plan to remediate the material weakness. Remediation efforts are focused on more rigorous policies and procedures and sufficiency of reviews of the projections included in the discounted cash flow model used in the Company’s evaluation of goodwill for impairment. These efforts will include development of a continuous process for monitoring, assessment and communication, as well as involvement of additional key stakeholders in reviews.

We will not be able to conclude whether these efforts will fully remediate the material weakness until the updated controls have operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively.

Changes in internal control over financial reporting

Except as discussed above, there were no changes in internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

With the acquisition of QBT, and as of December 31, 2023, the Company has retained approximately 40 employees who hold roles and responsibilities consistent with those of the employees within the Georgia manufacturing and distribution facility. The Company has integrated the QBT operations into its current ERP system, along with corresponding workflows, for internal control actions.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Shareholders, (“Proxy Statement”), to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

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

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are included in this Annual Report on Form 10-K

(1)-(2) Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Zomedica Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Zomedica Corp. (an Alberta, Canada corporation) (and subsidiaries) (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit mattes or on the accounts or disclosures to which they relate.

Valuation of developed technology

As described further in Note 7 to the financial statements, on September 4, 2023, the Company acquired 100% of the capital stock of Structured Monitoring Products (SMP), Inc for $12.9 million in cash. As part of the acquisition, the Company acquired $9.4 million of developed technology. The Company used the Multi-Period Excess Earnings Method (“MPEEM”) to measure the developed technology. We identified the valuation of developed technology as a critical audit matter.

The principal consideration for our determination that the valuation of the developed technology is a critical audit matter is the high degree of auditor judgment necessary in evaluating certain inputs and assumptions made by management in the valuation model used to determine fair value. Those key assumptions include revenue growth rates, obsolescence factor and discount rates.

Our audit procedures related to the valuation of developed technology included the following, among others.

●	We obtained an understanding of the design of relevant controls within the Company’s process to value acquired developed technology assets, including the Company’s control over the selection and review of the reasonableness of assumptions used in determining fair value.

●	We evaluated the reasonableness of the Company’s forecasted revenue growth rates used to value developed technology by (1) comparing forecasted revenue growth rates to historical growth rates of the acquired entity and (2) comparing forecasted revenue growth rates to available industry and market data.

●	We involved our valuation professionals with specialized skills and knowledge, to evaluate key inputs and assumptions used to determine fair value. Our valuation professionals compared the discount rate used to value the developed technology to independently developed discount rates derived from publicly available data for comparable companies and compared the obsolescence factor used to value the developed technology to obsolescence factors derived from publicly available data for comparable companies.

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

Southfield, Michigan

April 1, 2024

Zomedica Corp.

Consolidated Balance Sheets

(United States Dollars in Thousands)

	As of
	December 31,	December 31,
	2023	2022
Assets

Current assets
Cash and cash equivalents	$12,952	$27,399
Available-for-sale securities	77,545	87,693
Trade receivables, net	1,197	596
Inventory, net	5,123	2,746
Prepaid expenses and deposits	2,064	3,799
Other receivables	1,001	1,268
Total current assets	99,882	123,501

Prepaid expenses and deposits	250	188
Property and equipment, net	10,347	6,809
Construction in progress	12,481	692
Right-of-use asset	2,466	1,665
Goodwill	61,580	63,979
Intangible assets, net	55,364	41,799
Non current available-for-sale securities	10,005	40,712
Other assets	822	265
Total assets	$253,197	$279,610

Liabilities and shareholders’ equity

Current liabilities
Accounts payable and accrued liabilities	$7,668	$6,698
Accrued income taxes	65	187
Current portion of lease obligations	916	641
Customer contract liabilities	276	207
Other current liabilities	107	78
Total current liabilities	9,032	7,811

Lease obligations	1,814	1,097
Deferred tax liabilities	1,138	1,245
Customer contract liabilities	252	182
Other liabilities	944	1,883
Total liabilities	$13,180	$12,218

Commitments and contingencies (Note 16)

Shareholders’ equity
Unlimited common shares, no par value; 979,949,668 issued and outstanding at December 31, 2023 and December 31, 2022	$380,973	$380,973
Additional paid-in capital	29,929	23,666
Accumulated deficit	(170,933)	(136,404)
Accumulated comprehensive income (loss)	48	(843)
Total shareholders' equity	240,017	267,392

Total liabilities and shareholders’ equity	$253,197	$279,610

The accompanying notes are an integral part of these consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Operations and Comprehensive Loss

(United States Dollars in Thousands, Except for Per Share Data)

	For the Year Ended December 31,
	2023	2022

Net revenue	$25,186	$18,930
Cost of revenue	7,868	5,462
Gross profit	17,318	13,468

Expenses
General and administrative	29,029	22,934
Research and development	5,744	2,578
Selling and marketing	14,137	9,879
Loss from operations	(31,592)	(21,923)
Interest income	5,458	2,701
Interest expense	(175)	(1)
Gain on disposal of assets	24	1
Other income (loss)	2,080	(7)
Impairment expense	(11,683)	—
Foreign exchange gain (loss)	28	(152)
Loss before income taxes	(35,860)	(19,381)
Income tax benefit	(1,331)	(2,366)
Net loss	(34,529)	(17,015)
Unrealized gain (loss), change in fair value of available-for-sale securities, net of tax	936	(869)
Change in foreign currency translation	(45)	24
Net loss and comprehensive loss	$(33,638)	$(17,860)

Weighted average number of common shares - basic and diluted	979,949,668	979,949,668

Loss per share - basic and diluted (Note 18)	(0.035)	(0.017)

The accompanying notes are an integral part of these consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Shareholders’ Equity

(United States Dollars in Thousands)

	For the Year Ended December 31, 2023
			Common	Additional		Accumulated
	Common Stock		Stock	Paid-In	Accumulated	Comprehensive
	Shares	Amount	Subscribed	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2021	979,899,668	$380,962	$—	$9,313	$(119,389)	$2	$270,888
Stock-based compensation	—	—	—	7,891	—	—	7,891
Stock issuance from warrant exercises	50,000	11	—	(3)	—	—	8
Warrants issued	—	—	—	6,465	—	—	6,465
Net loss	—	—	—	—	(17,015)	—	(17,015)
Other comprehensive loss	—	—	—	—	—	(845)	(845)
Balance at December 31, 2022	979,949,668	$380,973	$-	$23,666	$(136,404)	$(843)	$267,392
Stock-based compensation	—	—	—	6,263	—	—	6,263
Net loss	—	—	—	—	(34,529)	—	(34,529)
Other comprehensive income	—	—	—	—	—	891	891
Balance at December 31, 2023	979,949,668	$380,973	$-	$29,929	$(170,933)	$48	$240,017

The accompanying notes are an integral part of these consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Cash Flows

(United States Dollars in Thousands)

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(34,529)	$(17,015)
Adjustments for:
Depreciation	830	426
Amortization - intangible assets	5,468	3,616
Impairment loss	11,683	—
Loss (gain) on disposal of property and equipment	(24)	(1)
Gain on conversion of notes receivable	(2,174)	—
Stock-based compensation	6,263	7,891
Non cash portion of rent benefit	187	16
Accretion/amortization of available-for-sale securities	(2,209)	(900)
Deferred tax expense	(1,489)	(2,540)
Change in assets and liabilities, net of acquisitions:
Purchased inventory	(1,059)	(4,008)
Prepaid expenses and deposits	1,499	(1,465)
Trade receivables	(617)	(283)
Other receivables	348	(334)
Accounts payable and accrued liabilities	384	3,454
Accrued income tax	(125)	(53)
Deferred tax benefits	180	184
Other current liabilities	30	(184)
Customer contract liabilities	140	51
Other liabilities	(761)	(525)
Net cash used in operating activities	$(15,975)	$(11,670)

Cash flows from investing activities:
Proceeds on sale of (investment in) available-for-sale securities	$42,775	$(127,786)
Investment in debt security (at fair value)	(1,750)	(1,000)
Investment in property and equipment	(496)	(787)
Acquisition of intangibles	(4,150)	(239)
Investment in construction in progress	(10,843)	(1,764)
Investment in acquisitions, net of cash acquired (Assisi, Revo Squared, and SMP)	(23,959)	(24,304)
Net cash provided by (used in) investing activities	$1,577	$(155,880)

Cash flows from financing activities:
Cash received from warrant exercises	$—	$8
Net cash provided by financing activities	$—	$8

Decrease in cash and cash equivalents	$(14,398)	$(167,542)
Effect of exchange rate changes on cash	(49)	(11)
Cash and cash equivalents, beginning of year	27,399	194,952
Cash and cash equivalents, end of period	$12,952	$27,399

Noncash activities:
Change in fair value of available-for-sale securities, net of tax	$936	$(869)
Transfer of construction in progress into property and equipment and intangibles	$3,494	$1,955
Transfer of inventory into property and equipment	$696	$4,331

Supplemental cash flow information:
Interest received on available-for-sale securities	$3,317	$1,588

The accompanying notes are an integral part of these consolidated financial statements.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

1. Nature of Operations

Zomedica is a veterinary health company creating products for companion animals by focusing on the unmet needs of clinical veterinarians. The Company consists of the parent company, Zomedica Corp., its wholly owned U.S subsidiary, Zomedica Inc., and the wholly owned subsidiaries of Zomedica Inc. See Exhibit 21.1 for a listing of all subsidiaries.

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

Functional and Reporting Currencies

The functional currency for Canada and our subsidiaries in the United States and Switzerland is U.S. dollars, which is also our reporting currency.

The functional currency, as determined by management, for our Japanese subsidiary is Japanese Yen. Japanese Yen are translated for financial reporting purposes with translation gains and losses recorded as a component of other comprehensive income or loss.

In respect of transactions denominated in currencies other than the Company and its wholly owned operating subsidiaries’ functional currencies, the monetary assets and liabilities are remeasured at the period end rates. Revenue and expenses are measured at rates of exchange prevailing on the transaction dates. All exchange gains or losses resulting from these transactions are recognized in the consolidated statements of operations.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

Comparative Figures

A portion of depreciation expense for the year ended December 31, 2023 has been stated as part of cost of revenue for $498. The consolidated statements of income and comprehensive loss for the year ended December 31, 2022 have been adjusted for $184 for depreciation that was included in selling, general, and administrative expense. This amount has been reclassified to cost of revenue to conform to the current year presentation. The change in presentation had no effect on the reported results of operations and does not affect previously reported cash flows from operating activities in the consolidated statements of cash flows.

To better align with the way in which we measure and track our business, we have changed the categorization of products within our segmentation of revenue. A portion of the products in our Therapeutic Device segment were previously designated as instruments and trodes in our form 10K for the year ending December 31, 2022. These products have since been renamed to be capital and consumables to better align with our other platforms and to provide a more consistent baseline for comparison of the product lines within. Capital refers to the devices we sell within our PulseVet®, Revo Squared®, TRUVIEW™ and VetGuardian® product lines. Consumables continues to include our TRUFORMA® cartridges as it did last year and now includes our PulseVet trodes as well as our Assisi® products. There have been no changes to the overall sales numbers for our Diagnostics and Therapeutic Device segments, only the product names making up the total.

To provide further clarity on the way in which we present our operating expenses, we have broken up our SG&A spend into distinct and separate General and Administrative and Selling and Marketing line items on the consolidated statements of income and comprehensive loss for the year ended December 31, 2023. The consolidated statements of income and comprehensive loss for the year ended December 31, 2022 have been adjusted to conform to the current year presentation of operating expenses. The change in presentation had no effect on the reported results of operations and does not affect previously reported cash flows from operating activities in the consolidated statements of cash flows.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The key amendments include: (a) introduce a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), (b) extend  certain annual disclosures to interim periods, (c) clarify single reportable segment entities must apply ASC 280 in its entirety, (d) permit more than one measure of segment profit or loss to be reported under certain conditions, and (e) require disclosure of the title and position of the CODM. This ASU is effective for public entities with fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of reviewing the impact of this ASU and has not yet determined the impact of the adoption of this ASU on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. This ASU standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public entities with fiscal years beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is in the process of reviewing the impact of this ASU and has not yet determined the impact of the adoption of this ASU on its consolidated financial statements.

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company’s reportable segments consist of Diagnostics and Therapeutic Devices.

Cash and Cash Equivalents

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. As of December 31, 2023 and 2022, the Company's balances exceeded federally insured limits by approximately $1,308 and $6,345.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

Investment Securities

Our investment securities, which are comprised of corporate bonds/notes and US treasuries, are accounted for in accordance with ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”). The Company considers all of its securities for which there is a determinable fair market value, and there are no restrictions on the Company’s ability to sell within the next twelve months, as available for sale. We classify these securities as both current and non-current depending on their time to maturity. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of comprehensive loss.

Accounts Receivable and Allowance for Credit Losses

Accounts receivables are recorded net of an allowance for credit losses and have payment terms of 30 days. Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries, and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. For the years ended December 31, 2023 and 2022, our allowances were $103 and $71, respectively, and were recorded net in trade receivables. While we believe that our allowance for credit losses is adequate and represents our best estimate as of December 31, 2023, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to these estimates.

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

Intangible assets with indefinite useful lives that are acquired separately are carried at cost less accumulated impairment losses.

E-commerce technology	2	years
Computer software and website	3	years
Non-compete agreements	3	years
Tradename	5-19	years
Developed technology	10-15	years
Customer relationships	11-19	years
Trademarks	15	years

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

The Company also enters into contracts with customers where it receives payment for the consumable products and does not receive additional or separate consideration for the use of the point of care instrument furnished by the Company for the clinical veterinarian’s use. For these contracts, the Company considers the guidance under ASC 842 in order to determine if the furnishing of the point of care instrument to the customer during the period of use creates an embedded lease. If the point of care instrument is identified as a lease, it is classified as an operating lease as it does not meet any of the finance lease criteria per ASC 842. In these arrangements, the consumable products are classified as non-lease components. The Company allocates revenue to these lease and non-lease components based on standalone selling prices or, if not available, a cost-plus approach. Revenue related to the lease component is recognized ratably over the term of the contract. Revenue related to the non-lease components is recognized when control of the product has been transferred to the customer.

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

At times, the Company receives consideration prior to when the performance obligation is completed, giving rise to a contract liability. Sales are recorded net of sales tax. Sales tax is charged on sales to end users and remitted to the appropriate state authority.

Disaggregated revenue for the years ended December 31, 2023 and 2022 is as follows:

	For the Year Ended December 31,

	Diagnostics		Therapeutic Devices		Consolidated
	2023	2022	2023	2022	2023	2022
Capital	$609	$-	$8,179	$7,338	$8,788	$7,338
Consumables	768	391	15,545	11,065	16,313	11,456
Other	-	-	85	136	85	136
Total revenue	$1,377	$391	$23,809	$18,539	$25,186	$18,930

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, on a tax jurisdictional basis. The Company files income tax returns in Canada and the province of Alberta and its subsidiaries file income tax returns in Switzerland, Japan, the United States and various states within, including in Michigan where the Company’s headquarters are located.

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

Comprehensive Loss

The Company follows ASC topic 220. This statement establishes standards for reporting and display of comprehensive loss and its components. Comprehensive loss is net loss plus certain items that are recorded directly to shareholders’ equity. The Company has recorded a currency translation adjustment associated with the translation of its Japanese subsidiary to the reporting currency.

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

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised, if the revision affects only that period, or in the period of the revision and further periods if the revision affects both current and future periods.

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

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

5. Investment Securities

The following represents the Company’s investment securities for the years ended December 31, 2023 and 2022:

Balance at December 31, 2023	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$15,681	$285	$20	$15,986
Corporate notes / bonds	45,954	614	(75)	46,493
Money market funds	5,374	-	-	5,374
U.S. govt. agencies	18,076	122	(33)	18,165
U.S. treasuries	10,282	156	(36)	10,402
Total investment securities	$95,367	$1,177	$(124)	$96,420

Balance at December 31, 2022	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$30,634	$471	$(139)	$30,966
Corporate notes / bonds	44,115	192	(547)	43,760
Debt security	1,000	-	-	1,000
Money market funds	10,196	-	-	10,196
U.S. govt. agencies	46,223	85	(230)	46,078
U.S. treasuries	15,629	99	(145)	15,583
Total investment securities	$147,797	$847	$(1,061)	$147,583

Accretion / (amortization) refers to the discounts and premiums incurred on bonds and notes purchased and are included within interest income on our consolidated income statement.

Accrued interest receivable, related to the above investment securities, amounted to $586 and $677 for the years ended December 31, 2023 and 2022 and are included within Other Receivables on our consolidated balance sheets.

Contractual maturities of investment securities as of December 31, 2023 are as follows:

	Acquisition Cost	Estimated Fair Value
Original maturities of 90 days or less	$8,869	$8,870
Original maturities of 91-365 days	76,567	77,545
Original maturities of 366+ days	9,931	10,005
Total investment securities	$95,367	$96,420

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our investments as of December 31, 2023 and December 31, 2022:

Balance at December 31, 2023	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$-	$15,986	$-	$15,986
Corporate notes / bonds	-	46,493	-	46,493
Money market funds	5,374	-	-	5,374
U.S. govt. agencies	18,165	-	-	18,165
U.S. treasuries	10,402	-	-	10,402
Total investment securities	$33,941	$62,479	$-	$96,420

Balance at December 31, 2022	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$-	$30,966	$-	$30,966
Corporate notes / bonds	-	43,760	-	43,760
Debt security	-	-	1,000	1,000
Money market funds	10,196	-	-	10,196
U.S. govt. agencies	46,078	-	-	46,078
U.S. treasuries	15,583	-	-	15,583
Total investment securities	$71,857	$74,726	$1,000	$147,583

The following table shows these same investments and their respective balance sheet classifications:

Balance at December 31, 2023	Cash & Cash Equiv.	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$-	$15,986	$-	$15,986
Corporate notes / bonds	-	36,973	9,520	46,493
Money market funds	5,374	-	-	5,374
U.S. govt. agencies	-	17,680	485	18,165
U.S. treasuries	3,496	6,906	-	10,402
Total investment securities	$8,870	$77,545	$10,005	$96,420

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

Balance at December 31, 2022	Cash & Cash Equiv.	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$-	$30,966	$-	$30,966
Corporate notes / bonds	-	24,272	19,488	43,760
Debt security	-	-	1,000	1,000
Money market funds	10,196	-	-	10,196
U.S. govt. agencies	8,982	23,597	13,499	46,078
U.S. treasuries	-	8,858	6,725	15,583
Total investment securities	$19,178	$87,693	$40,712	$147,583

The credit ratings associated with our debt securities are mostly unchanged, are highly rated, and the debtors continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded through December 31, 2023.

7. Business Combinations

All of the Company’s acquisitions of businesses have been accounted for under ASC 805, Business Combinations. Accordingly, the assets of the acquired companies reflect the fair values and have been included in the Company’s Condensed Financial Statements from their respective dates of acquisition. The results of operations of Revo Squared LLC, Assisi Animal Health, LLC, Structured Monitoring Products, Inc, and Qorvo Biotechnologies, LLC have been included in the Company’s Condensed Financial Statements since the dates of acquisition on June 14, 2022, July 15, 2022, September 4, 2023, and October 4, 2023 respectively.

2022 Acquisitions

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

In addition, Zomedica Inc. has agreed to pay Revo Squared aggregate earn-out payments ranging from $0 to $4,000 based on the achievement of milestones related to future net sales from Revo Squared Products. One-time earn-out payments of $2,000 each will be payable upon net sales from Revo Squared Products exceeding $5,000 and $10,000 during any calendar year ending on or prior to December 31, 2027. The fair value of the earnout liability was adjusted from $2,000 to $572 at December 31, 2023. Fair value of the earnout was determined using Level 3 inputs.

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

The previously held equity interests were remeasured to its fair value as of the acquisition date. The Company computed the fair value based upon the SMP’s enterprise value of $18,000 and the fair value of previously held 28.7% equity interests were determined to be $5,095. The Company recognized an amount of $2,174 as a gain on the fair valuation of Company’s previously held equity interest in SMP and is included in other income (loss) in the accompanying consolidated statements of operations and comprehensive loss for the period ended December 31, 2023.

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

The determination of the final purchase price allocation to specific assets, primarily intangibles, is incomplete and may change in future periods.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

LLC Membership Interest Purchase Agreement for the Acquisition of Qorvo Biotechnologies, LLC

On October 4, 2023, Zomedica Inc., a wholly owned subsidiary of Zomedica Corp. (the “Company”), entered into an LLC Membership Interest Purchase Agreement with Qorvo US, Inc. (“Qorvo”) pursuant to which Zomedica Inc. acquired 100% of the membership interests of Qorvo Biotechnologies, LLC, a Delaware limited liability company (“QBT”) from Qorvo. QBT develops the TRUFORMA® Platform that utilizes innovative Bulk Acoustic Wave sensor technology to provide a non-optical and fluorescence free system for the detection of disease at the point of care (the “Acquisition”). The Acquisition was consummated on October 4, 2023.

Zomedica paid Qorvo a purchase price of $7,646, which comprised of cash of $11,300 and settlement of pre-existing relationship of $3,654. The cash purchase price was funded through the cash on hand.

The following table summarizes the fair value amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

Initial
Allocation of
Consideration

Inventory, net	$1,674
Other receivables	52
Property and equipment, net	6,495
Right-of-use asset	1,202
Other assets	19
Total assets acquired	9,442

Accounts payable and accrued liabilities	594
Current portion of lease obligations	249
Lease obligations	953
Total liabilities assumed	1,796

Net assets acquired, excluding goodwill	7,646

Net assets acquired	$7,646

The Company incurred $499 thousand in acquisition costs that were expensed in the period incurred and are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

The Company evaluated the disclosure requirements under ASC 805 and determined QBT was not considered a material business combination for purposes of disclosing the earnings of QBT since the date of acquisition and supplemental pro forma information.

Purchase price consideration was made up of the following:

Cash	$11,300
Settlement of pre-existing relationship(1)	(3,654)
Total	$7,646

(1)	The Company had entered into a Development and Manufacturing License Agreement with QBT on January 17, 2023 and the Company had an intangible asset and liability balance of $6,945 and $3,654, respectively as of the acquisition date related to this agreement. The effect of the pre-existing liability (i.e., $3,654) is included in the consideration transferred.

The determination of the final purchase price allocation to specific assets, primarily fixed assets, is incomplete and may change in future periods in the event that the intended uses of the assets change as we continue to deploy and integrate operations.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

8. Inventory

	December 31, 2023			December 31, 2022
	Diagnostics	Therapeutic Devices	Consolidated	Diagnostics	Therapeutic Devices	Consolidated
Raw materials	$1,801	$2,026	$3,827	$—	$1,685	$1,685
Finished goods	141	256	397	—	182	182
Purchased inventory	331	617	948	139	780	919
Total	2,273	2,899	5,172	139	2,647	2,786

Reserves	(49)	—	(49)	(18)	(22)	(40)
Net inventory	$2,224	$2,899	$5,123	$121	$2,625	$2,746

9. Prepaid Expenses and Deposits

	December 31,	December 31,
	2023	2022
Deposits	$919	$1,886
Prepaid marketing	259	114
Prepaid insurance	436	614
Prepaid taxes	—	753
Other	700	620
Total prepaid expenses and deposits	$2,314	$3,987

10. Property and Equipment

	December 31,	December 31,
	2023	2022

Machinery and office equipment	$9,142	$6,487
Furniture and equipment	224	111
Laboratory equipment	1,073	249
Leasehold improvements	1,953	1,239
	12,392	8,086

Accumulated depreciation and amortization	2,045	1,277
Net property and equipment	$10,347	$6,809

Depreciation expense for the year ended December 31, 2023 and 2022 was $830 and $426, respectively.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

11. Goodwill and Intangible Assets

The following table provides a roll-forward of the carrying amount of goodwill by segment:

	Diagnostics	Therapeutic Devices	Total
Goodwill - December 31, 2021	$-	$43,288	$43,288

Acquisitions	6,528	14,329	20,857
Adjustment to Purchase Price Allocations	(458)	292	(166)

Goodwill - December 31, 2022	$6,070	$57,909	$63,979

Acquisitions	9,796	-	9,796
Impairment	-	(12,195)	(12,195)

Goodwill - December 31, 2023	$15,866	$45,714	$61,580

The following table summarizes our intangible assets, net of accumulated amortization:

	December 31,	December 31,
	2023	2022

Computer software	$1,741	$350
Customer relationships	26,850	26,651
Licenses	8,042	-
Technology	25,050	15,650
Trademarks	16	16
Tradename	2,850	2,850
Website	962	962
	65,511	46,479

Accumulated amortization	10,147	4,680
Net intangibles	$55,364	$41,799

Included within intangibles are $563 in licenses associated with future exclusivity to sell products should we determine that they have both market viability and are a complementary fit within our suite of offerings. As these relationships are still in the exploratory phase with no revenue stream to match expenses against nor a guarantee that this exclusivity will ever be used, we are considering these to be indefinite lived as of December 31, 2023. This accounts for the difference between the net intangibles as found within our consolidated balance sheets and the amortization table below. We will continue to assess the commercialization status and relationship with these companies on a quarterly basis and will adjust our amortization schedules accordingly.

The estimated future amortization of intangible assets is as follows:

2024	$6,265
2025	6,100
2026	5,635
2027	5,408
2028 and beyond	31,393
Total	$54,801

Amortization expense for the year ended December 31, 2023 and 2022 was $5,468 and $3,616, respectively.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

12. Leases

On April 1, 2022, the Company entered into an agreement with ULF Northfield Business Center LLC to lease 12,400 square feet of office and warehouse space. The lease period is for sixty-one months beginning on April 1, 2022, with a monthly rent payment of $9 for the first twelve months and escalating to $11 per month over the lease period. The Company recorded a right-of-use asset and corresponding lease liability for $546 using an incremental borrowing rate of 3.95%. This lease is classified as an operating lease.

On July 1, 2022, as part of the Revo Squared Purchase, the Company assumed an agreement with Lebow 1031 Legacy, LLC to lease 4,626 square feet of office space. The remaining lease period assumed at the time of the agreement was for eighteen months beginning on July 1, 2022 and lasting through December of 2023. This lease, which was not extended, had a monthly rent payment of $4 per month over the lease period. The Company recorded a right-of-use asset and corresponding lease liability for $67 using an incremental borrowing rate of 7.00%. This lease is classified as an operating lease.

On July 15, 2022, as part of the Assisi asset purchase agreement, the Company assumed a license agreement pursuant to a lease agreement between The Wheelership LLC and The Realty Associates Fund XII portfolio, L.P., whereby Assisi sublet 5,185 square feet of warehousing space. The remaining lease period assumed at the time of the agreement is for fifty-two months beginning on August 16, 2022 and lasts through November of 2026. The lease has a rent payment of $4 for the first month and escalates to $6 per month over the lease period. The Company recorded a right-of-use asset and corresponding lease liability for $260 using an incremental borrowing rate of 7.00%. This lease is classified as an operating lease.

On May 10, 2023, the Company amended the lease agreement with ULF Northfield Business Center LLC to expand the lease by 6,000 square feet, to a total of 18,400 square feet, and extend the lease term from the date ending April 30, 2027 to sixty months after the earlier of the date on which the landlord delivers the expanded premises to the Company or December 1, 2023. The expanded premises were delivered to the Company on September 1, 2023, causing the rent to increase to $16 for the first month and escalating to $22 over the lease period. This lease is classified as an operating lease.

On October 4, 2023, Zomedica assumed the lease obligations of Qorvo Biotechnologies, LLC when it acquired the company from Qorvo US, Inc. These leases include 36,103 square feet in Plymouth, MN and 1,500 square feet in Waseca, MN. The remaining lease periods assumed at the time of the agreement ranges from one to fifty-three months beginning on November 1, 2023 and lasting through February of 2028. The leases have a monthly rent payment of $30 for the first month, dropping to $27 by the end of the lease period. The Company recorded a right-of-use asset and corresponding lease liability for $1,223 using an incremental borrowing rate of 7.00%. This lease is classified as an operating lease.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

	December 31,	December 31,
	2023	2022
Right-of-use asset
Cost
Aggregate lease commitments	$4,668	$2,759
Less: impact of present value	(566)	(262)
Balance	$4,102	$2,497

Reduction in right-of-use asset
Straight line amortization	1,825	946
Interest	(189)	(114)
Balance	$1,636	$832

Net book value as at:
Balance	$2,466	$1,665

Lease liabilities

Additions	$4,143	$2,520
Payments	(1,602)	(896)
Interest	189	114
Total lease liabilities	$2,730	$1,738

Current portion of lease liabilities	916	641
Long term portion of lease liabilities	1,814	1,097
Total lease liabilities	$2,730	$1,738

Total remaining undiscounted liabilities related to the above leases are as follows:

2024	$1,069
2025	632
2026	603
2027	569
2028	234
Total lease payments	$3,107
Less imputed interest	377
Total	$2,730

Our weighted-average remaining lease terms and discount rates for the years ended December 31, 2023 and 2022 were as follows:

	Year ended December 31,
	2023	2022
Weighted-average remaining lease term	3.6 years	2.9 years
Weighted-average discount rate	6.4%	4.5%

Rent expense for the year ended December 31, 2023 and 2022 was $1,203 and $745, respectively.

13. Stock-Based Compensation

During the year ended December 31, 2023, the Company issued 14,655,000 stock options, each option entitling the holder to purchase one common share of the Company. The options vest over a period of four years and have an expiration period of ten years.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

The continuity of stock options for the years ended December 31,2023 and 2022 are as follows:

	Number of	Weighted Avg
	Options	Exercise Price
Balance at December 31, 2022	84,112,443	$0.3602
Stock options granted	14,655,000	0.2185
Stock options forfeited	4,352,500	0.3230
Vested stock options expired	1,065,000	0.8744
Balance at December 31, 2023	93,349,943	$0.3338
Vested at December 31, 2023	40,508,274	$0.3577

	Number of	Weighted Avg
	Options	Exercise Price
Balance at December 31, 2021	50,717,724	$0.4466
Stock options granted	47,292,219	0.2692
Stock options forfeited	4,300,000	0.6108
Vested stock options expired	9,597,500	0.2601
Balance at December 31, 2022	84,112,443	$0.3602
Vested at December 31, 2022	23,850,099	$0.3698

As of December 31, 2023, details of the issued and outstanding stock options are as follows:

Grant Year	Weighted Avg. Exercise Price	Number of Options Issued and Outstanding	Number of Vested Options Outstanding	Number of Unvested Options Outstanding	Weighted Avg. Remaining Life Outstanding (Years)
2020	0.22	17,047,724	16,522,724	525,000	6.47
2021	0.65	19,850,000	10,950,000	8,900,000	7.62
2022	0.27	42,617,219	13,035,550	29,581,669	8.57
2023	0.22	13,835,000	—	13,835,000	9.52
Balance at December 31, 2023		93,349,943	40,508,274	52,841,669

The Company calculates volatility of stock-based compensation using the historical price of the Company’s stock. An increase/decrease in the volatility would have resulted in an increase/decrease in the fair value of the options.

The fair value of options granted during the year ended December 31, 2023 was estimated using the Black-Scholes option pricing model to determine the fair value of options granted using the following assumptions:

Grant Year	Weighted Avg. Volatility	Weighted Avg. Risk-Free Int. Rate	Weighted Avg. Expected Life (In Years)	Weighted Avg. Common Share Price	Weighted Avg. Exercise Price
2020	96%	0.47%	9.53	$0.21	$0.22
2021	117	1.09	6.19	0.65	0.65
2022	112	3.09	5.90	0.26	0.27
2023	108	3.96	6.25	0.21	0.22

For the years ended December 31, 2023 and 2022, the Company recorded $6,263 and $7,891 of stock-based expense.

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

In connection with the July 1, 2022 asset acquisition of Revo Squared, the Company issued a ten-year warrant to purchase 10,000,000 common shares at a per share exercise price equal to $0.2201. The warrants may be exercised on a cash or cashless basis, at the election of the warrant holder. As of December 31, 2023, no warrants have been exercised.

In connection with the July 15, 2022 asset acquisition of Assisi, the Company issued a ten-year warrant to purchase 22,000,000 common shares at a per share exercise price equal to $0.2520. The warrants may be exercised on a cash or cashless basis, at the election of the warrant holder. As of December 31, 2023, no warrants have been exercised.

As of December 31, 2023, details of the outstanding warrants were as follows:

			Weighted
			Average
	Exercise	Warrants	Remaining
Original Issue date	Price	Outstanding	Life
February 14, 2020 (Series A)	0.1500	197,917	1.12
April 9, 2020 (Series B)	0.1500	363,501	1.27
May 29, 2020 (Series C)	0.1500	-	-
July 7, 2020 (Series D)	0.1600	-	-
July 1, 2022 (Revo Squared)	0.2201	10,000,000	8.51
July 15, 2022 (Assisi)	0.2520	22,000,000	8.55
Balance at December 31, 2023		32,561,418

Cumulative warrants exercised and expired as of December 31, 2023 were as follows:

	Warrants		Warrants
Warrant Series	Exercised	Amount	Expired	Amount

February 14, 2020 (Series A)	21,677,084	$4,293	—	$—
April 9, 2020 (Series B)	17,969,833	2,695	—	—
May 29, 2020 (Series C)	133,213,333	19,982	120,000	18
July 7, 2020 (Series D)	187,269,000	29,963	231,000	37
July 1, 2022 (Revo Squared)	—	—	—	—
July 15, 2022 (Assisi)	—	—	—	—
Total	360,129,250	$56,933	351,000	$55

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

15. Income Taxes

A summary of the components of the provision for income taxes is as follows:

	Year Ended December 31,
	2023	2022
Current income tax expense:
Federal	$—	$—
State	—	—
Foreign	158	174
Total current expense	$158	$174

Deferred income tax expense (benefit):
Federal	$(1,547)	(2,306)
State	58	(234)
Foreign	—	—
Total deferred expense	$(1,489)	$(2,540)

Total income tax expense	$(1,331)	$(2,366)

Income (loss) before income taxes:
United States	$(36,954)	$(7,435)
Foreign	1,094	(11,946)
Total income (loss) before income taxes	$(35,860)	$(19,381)

The reconciliation of the combined Canadian federal and provincial statutory income tax rate of 23% to the effective tax rate is as follows:

	Year Ended December 31,
	2023	2022
Loss before income taxes	$(35,860)	$(19,381)
Expected income tax expense (recovery)	(8,248)	(4,458)
Difference in foreign tax rates	674	235
State taxes and other adjustments	58	(5)
Changes in stock based compensation	—	(1,177)
Foreign accrual property income	1,505	9
Stock based compensation and non-deductible expenses	1,183	241
Prior period adjustment	(255)	—
Change in valuation allowance	3,752	2,789
Total deferred income tax benefit	$(1,331)	$(2,366)

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

The following table summarizes the components of deferred tax:

	Year Ended December 31,
	2023	2022
Deferred tax assets
Intangible assets - licenses	$4,236	$4,236
Share issuance costs	1,548	2,482
Reserves	1,050	478
Non-capital loss carried forward - Canada	9,581	10,668
Net operating losses carried forward - US	8,260	2,885
Investment tax credits	165	208
Lease liabilities	607	83
Stock-based compensation	3,246	3,067
Other	1,737	476
Total deferred tax assets	$30,430	$24,583

Deferred tax liabilities
Property and equipment	(1,878)	(491)
ROU assets	(558)	(80)
Intangibles	(5,702)	(6,272)
Other	(11)	—
Total deferred tax liabilities	$(8,149)	$(6,843)

Valuation allowance	23,419	18,985
Net deferred tax liability	$(1,138)	$(1,245)

No deferred tax asset has been recognized for Canada, as it is not more likely than not to be realized. Consequently, a valuation allowance has been applied against the net deferred tax asset. The Canadian non-capital loss carry forwards expire as noted in the table below.

	2036	$293
	2037	984
	2038	1,246
	2039	1,558
	2040	1,706
	2041	2,215
	2042	1,579
Total		$9,581

The Company’s US federal net-operating income tax losses expire as follows:

	2035	$180
	2036	323
	2037	812
	Indefinitely (subject to 80% limitation)	9,678
	Derecognized under Section 382	(3,814)
Total		$7,179

As of December 31, 2023, we had net operating loss carryforwards for U.S. federal and state income tax purposes of $10,993 and noncapital loss carryforwards for Canada of $9,581, which will begin to expire in fiscal year 2035. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and noncapital loss carryforwards. In 2021, we concluded that, due to the limitations under Section 382, our U.S. federal and state income tax net operating loss carryforwards, as well as R&D credit carryforwards, for the periods prior to February 11, 2021 have been limited to zero. We therefore have derecognized $3,814 of this asset, reducing the carryforward of these amounts to $7,179.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

In prior years, there were no uncertain tax positions. In connection with the acquisition of PulseVet, as part of the BPA transaction completed in 2021, it was assessed that an uncertain tax position exists related to withholding taxes on royalties for approximately $265. An uncertain tax liability and an indemnification asset were recorded. It is the Company's policy to record interest within interest expense and penalties in non-operating income. Tax years subject to examination for US federal and state jurisdictions are generally years from 2020 and forward. Tax years subject to examination in Canada are from years 2019 and forward.

The Company is in an overall domestic net deferred tax liability position for the year ended December 31, 2023. Management has assessed that the future taxable income resulting from the deferred tax liability position will result in partial utilization of the Company's US federal and state net operating loss carryforwards and has therefore concluded a valuation allowance of $9,347 is currently necessary. Due to the uncertainty of realizing any tax benefits as of December 31, 2023 due to historical losses, a full valuation allowance remains necessary to fully offset our Canadian deferred tax assets.

16. Commitments and Contingencies

From time to time, the Company may be exposed to claims and legal actions in the normal course of business. As of December 31, 2023, and continuing as of April 1, 2024, the Company is not aware of any pending or threatened material litigation claims against the Company.

On May 10, 2018, the Company entered into a Development, Commercialization and Exclusive Distribution Agreement. As part of the agreement, the Company is required to make the following future milestone payments:

●	$3,500 in cash payments upon the achievement of future development milestones

●	$3,500 in equity, determined by dividing the amount due by the volume-weighted average price of the Company’s common stock on the NYSE American exchange over the 10 trading days prior to the achievement of each milestone event.

As of December 31, 2023, none of the future development milestones related to the above agreement have been met. The Company has assessed the probability of meeting the above milestones and has determined that an accrual is not necessary as of December 31, 2023 and December 31, 2022.

On January 17, 2023, the Company entered into a series of agreements with Qorvo Biotechnologies, LLC. Other than the obligation to purchase a minimum quantity of BAW sensors during the term of the BAW Sensor Supply Agreement, the obligations under these agreements were terminated upon the acquisition of Qorvo Biotechnologies, LLC on October 4, 2023.

17. Segmented Information

The Company’s operations are comprised of two reportable segments:

●	Diagnostics, which consists of TRUFORMA®, VetGuardian®, and TRUVIEW™ products; and
●	Therapeutic Devices, which consists of Assisi® and PulseVet® products.

The Company’s Chief Operating Decision Maker (CODM) is its Chief Executive Officer who has ultimate responsibility for enterprise decisions.

Although our reportable segments provide similar products, each one is managed separately to better align with the Company’s customers and distribution / development partners. The CODM determines resource allocation for, and monitors performance of, the consolidated enterprise, the Diagnostics segment, and the Therapeutic Devices segment together. The CODM relies on internal segment reporting that analyzes results on certain key performance indicators, namely, revenues and gross profit. Costs below gross profit are not allocated to the segments nor are asset groupings except for the purpose of periodic impairment analysis.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

The following is a reconciliation of consolidated revenue, cost of revenue, and gross profit amongst our reportable segments as of December 31, 2023:

	Diagnostics		Therapeutic Devices		Consolidated
	2023	2022	2023	2022	2023	2022
Net revenue	$1,377	$391	$23,809	$18,539	$25,186	$18,930
Cost of revenue	2,042	449	5,826	5,013	7,868	5,462
Gross (loss) profit	$(665)	$(58)	$17,983	$13,526	$17,318	$13,468

18. Loss Per Share

	December 31,	December 31,
	2023	2022
Numerator
Net loss for the period	$(34,529)	$(17,015)

Denominator
Weighted average shares - basic	979,949,668	979,949,668

Loss per share - basic and diluted	$(0.035)	$(0.017)

As of December 31, 2023, and 2022, the Company had stock options outstanding of 93,349,943 and 84,112,443 and warrants outstanding of 32,561,418 and 32,561,418. These securities could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive.

19. Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2023 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the consolidated financial statements.

Exhibit Number	Description

2.1

Stock Purchase Agreement, dated October 1, 2021, by and between Zomedica Inc. and Branford PVT Mid-Hold, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 1, 2021 (File No. 001-38298))

2.2

Asset Purchase Agreement, dated June 14, 2022, by and between Zomedica Inc. Revo Squared LLC, the Principal Member (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 21,2022 (File No. 001-38298))

2.3

Asset Purchase Agreement, dated July 15, 2022, by and between Zomedica Inc. and Assisi Animal Health LLC, the Principal Member (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2022 (File No. 001-38298))

2.4

Stock Purchase Agreement dated September 4, 2023 by and between Zomedica Inc., the sellers party thereto, and SMP VG Holdco Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2023 (File No. 001-38298))

2.5

LLC Membership Interest Purchase Agreement dated October 4, 2023 by and between Zomedica Inc. and Qorvo US, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2023 (File No. 001-38298))

3.1

Articles of Amalgamation of Zomedica Corp. and all amendments thereto, as well as all Certificates issued in respect thereto (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2021 (File No. 001-38298))

3.2

Amended and Restated By-Law No. 1 (2nd Version) of Zomedica Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2020 (File No. 001-38298))

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

10.7

Consulting Agreement, effective June 17, 2022, by and between Zomedica Corp. and Dr. Stephanie Morley (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the commission on August 15, 2022 (File No. 001-38298))

10.8

Lease Agreement, effective April 1, 2022, by and between Zomedica Inc. and ULF Northfield Business Center (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the commission on August 15, 2022 (File No. 001-38298))

10.9+

Consulting Agreement, effective March 1, 2022, by and between Zomedica Inc. and Johnny D. Powers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the commission on May 10, 2022 (File No. 001-38298))

10.10

Lease Agreement, effective July 1, 2022, by and between Zomedica Inc. and Lebow 1031 Legacy, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the commission on November 14, 2022 (File No. 001-38298))

10.11	License Agreement, effective November 1, 2021, by and between The Wheelership LLC and Assisi Animal Health, as assumed by Zomedica Inc. effective July 15, 2022

Exhibit Number	Description

10.12	Form of Indemnity
10.13**

Structured Monitoring Products, Inc. Distribution Agreement dated January 13, 2023 by and between Zomedica Inc. and Structured Monitoring Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 20, 2023)

10.14***

BAW Sensor Supply Agreement by and among Qorvo Biotechnologies, LLC, Zomedica Inc. and Zomedica Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2023 (File No. 001-38298))

10.15

First Amendment to Multi-Tenant Industrial Triple Net Lease entered into as of May 10, 2023 by and between ULF Northfield Business Center LLC and Zomedica Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2023 (File No. 001-38298))

10.16

First Amendment to BAW Supply Agreement dated October 4, 2023 by and among Qorvo Biotechnologies, LLC, Qorvo US, Inc., Zomedica Inc. and Zomedica Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2023 (File No. 001-38298))

10.17

Separation Agreement, dated March 16, 2023, among Zomedica Inc., Zomedica Corp., and Ann Cotter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2023 (File No. 001-38298)

10.18+

Offer letter, dated March 14, 2023, among Zomedica Inc., Zomedica Corp., and Peter Donato (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2023 (File No. 001-38298)

10.19+**	Amendment to Executive Employment Agreement of Larry C. Heaton dated April 1, 2024
10.20+**	Amendment to Offer letter of Peter Donato dated April 1, 2024
21.1**	List of Subsidiaries
23.2**	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
97.1	Zomedica Inc. Clawback Policy
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

#	The registrant has received confidential treatment for certain portions of this exhibit.
+	Indicates management contract or compensatory plan.
*	Furnished herewith.
**	Filed herewith.
***	Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2024.

ZOMEDICA CORP.

By:	/s/ Larry Heaton
Name:	Larry Heaton
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Heaton
Larry Heaton	Chief Executive Officer	April 1, 2024
(principal executive officer)
/s/ Peter Donato
Peter Donato	Chief Financial Officer, Corporate Secretary	April 1, 2024
(principal financial and accounting officer)

/s/ Chris MacLeod
Chris MacLeod	Director	April 1, 2024

/s/ Rodney Williams
Rodney Williams	Director	April 1, 2024

/s/ Jeffrey Rowe
Jeffrey Rowe	Director	April 1, 2024

/s/ Johnny D. Powers
Johnny D. Powers	Director	April 1, 2024

/s/ Robert Cohen
Robert Cohen	Director	April 1, 2024

/s/Sean Whelan
Sean Whelan	Director	April 1, 2024

/s/Pam Nichols
Pam Nichols	Director	April 1, 2024