Form 10-Q
period 2024-03-31
Zomedica Corp.
filed 2024-05-09
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024.

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

As of May 9, 2024, 979,949,668 shares of the registrant’s common shares, without par value, were issued and outstanding.

ZOMEDICA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2024

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Zomedica Corp.

Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023

(United States Dollars in Thousands)

	As of
	March 31,	December 31,
	2024	2023
Assets

Current assets
Cash and cash equivalents	$10,939	$12,952
Available-for-sale securities	72,023	77,545
Trade receivables, net	1,649	1,197
Inventory, net	5,062	5,123
Prepaid expenses and deposits	1,616	2,064
Other receivables	780	1,001
Total current assets	92,069	99,882

Prepaid expenses and deposits	243	250
Property and equipment, net	23,971	22,828
Right-of-use asset	2,253	2,466
Goodwill	61,580	61,580
Intangible assets, net	54,802	55,364
Non current available-for-sale securities	7,964	10,005
Other assets	819	822
Total assets	$243,701	$253,197

Liabilities and shareholders’ equity

Current liabilities
Accounts payable and accrued liabilities	$6,676	$7,668
Accrued income taxes	66	65
Current portion of lease obligations	847	916
Customer contract liabilities	260	276
Other current liabilities	159	107
Total current liabilities	8,008	9,032

Lease obligations	1,657	1,814
Deferred tax liabilities	955	1,138
Customer contract liabilities	279	252
Other liabilities	907	944
Total liabilities	$11,806	$13,180

Commitments and contingencies (Note 14)

Shareholders’ equity
Unlimited common shares, no par value; 979,949,668 issued and outstanding at March 31, 2024 and December 31, 2023	$380,973	$380,973
Additional paid-in capital	31,030	29,929
Accumulated deficit	(180,093)	(170,933)
Accumulated comprehensive income (loss)	(15)	48
Total shareholders' equity	231,895	240,017

Total liabilities and shareholders’ equity	$243,701	$253,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2024 and 2023

(Unaudited) (United States Dollars in Thousands, Except for Per Share Data)

	For the Three Months Ended March 31,
	2024	2023

Net revenue	$6,262	$5,482
Cost of revenue	2,145	1,647
Gross profit	4,117	3,835

Expenses
General and administrative	8,625	7,013
Research and development	1,771	918
Selling and marketing	4,107	3,416
Loss from operations	(10,386)	(7,512)
Interest income	1,093	1,412
Interest expense	—	(50)
Gain on disposal of assets	12	—
Other income (loss)	84	(1)
Foreign exchange loss	(129)	(26)
Loss before income taxes	(9,326)	(6,177)
Income tax (benefit) expense	(166)	208
Net loss	(9,160)	(6,385)
Unrealized gain (loss), change in fair value of available-for-sale securities, net of tax	(11)	283
Change in foreign currency translation	(52)	3
Net loss and comprehensive loss	$(9,223)	$(6,099)

Weighted average number of common shares - basic and diluted	979,949,668	979,949,668

Loss per share - basic and diluted (Note 16)	(0.009)	(0.007)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2024 and 2023

(Unaudited) (United States Dollars in Thousands)

	For the Three Months Ended March 31, 2024
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2023	979,949,668	$380,973	$29,929	$(170,933)	$48	$240,017
Stock-based compensation	—	—	1,101	—	—	1,101
Net loss	—	—	—	(9,160)	—	(9,160)
Other comprehensive loss	—	—	—	—	(63)	(63)
Balance at March 31, 2024	979,949,668	$380,973	$31,030	$(180,093)	$(15)	$231,895

	For the Three Months Ended March 31, 2023
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2022	979,949,668	$380,973	$23,666	$(136,404)	$(843)	$267,392
Stock-based compensation	—	—	1,765	—	—	1,765
Net loss	—	—	—	(6,385)	—	(6,385)
Other comprehensive income	—	—	—	—	286	286
Balance at March 31, 2023	979,949,668	$380,973	$25,431	$(142,789)	$(557)	$263,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Cash Flows for the Three Ended March 31, 2024 and 2023

(Unaudited) (United States Dollars in Thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,160)	$(6,385)
Adjustments for:
Depreciation	334	164
Amortization - intangible assets	1,597	1,199
Gain on disposal of property and equipment	(12)	—
Stock-based compensation	1,101	1,765
Non cash portion of rent benefit	2	(1)
Accretion/amortization of available-for-sale securities	(543)	(654)
Deferred tax expense	(184)	—
Change in assets and liabilities, net of acquisitions:
Purchased inventory	60	(731)
Prepaid expenses and deposits	450	(1,022)
Trade receivables	(452)	144
Other receivables	322	263
Accounts payable and accrued liabilities	(1,133)	721
Accrued income tax	1	46
Other current liabilities	52	(16)
Customer contract liabilities	10	116
Other liabilities	(35)	134
Net cash used in operating activities	$(7,590)	$(4,257)

Cash flows from investing activities:
Securities (purchased) matured	$7,988	$(8,072)
Investment in debt security (at fair value)	—	(1,750)
Investment in property and equipment	(2,335)	(970)
Acquisition of intangibles	(28)	(4,000)
Net cash provided by (used in) investing activities	$5,625	$(14,792)

Decrease in cash and cash equivalents	$(1,965)	$(19,049)
Effect of exchange rate changes on cash	(48)	3
Cash and cash equivalents, beginning of year	12,952	27,399
Cash and cash equivalents, end of period	$10,939	$8,353

Noncash activities:
Change in fair value of available-for-sale securities, net of tax	$(11)	$283
Property and equipment accrued for in accounts payable	$151	$3
Transfer of property and equipment into intangibles	$1,007	$354
Transfer of inventory into property and equipment	$2	$732

Supplemental cash flow information:
Interest received on available-for-sale securities	$708	$783

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

The accounting policies set out below have been applied consistently in the consolidated financial statements. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein.

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

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

Comparative Figures

To better align with the way in which we measure and track our business, we have changed the categorization of products within our segmentation of revenue. A portion of the products in our Therapeutic Device segment were previously designated as instruments and trodes in our form 10Q for the three months ended March 31, 2023. These products have since been renamed to be capital and consumables to better align with our other platforms and to provide a more consistent baseline for comparison of the product lines within. Capital refers to the devices we sell within our PulseVet®, Revo Squared®, TRUVIEW™ and VetGuardian® product lines. Consumables continues to include our TRUFORMA® cartridges as it did last year and now includes our PulseVet trodes as well as our Assisi® products. There have been no changes to the overall sales numbers for our Diagnostics and Therapeutic Device segments, only the product names making up the total.

To provide further clarity on the way in which we present our operating expenses, we have broken up our SG&A spend into distinct and separate General and Administrative and Selling and Marketing line items on the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024. The consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 have been adjusted to conform to the current year presentation of operating expenses. The change in presentation had no effect on the reported results of operations and does not affect previously reported cash flows from operating activities in the consolidated statements of cash flows.

To better align with the way in which we track our business, we’ve combined construction in progress into property and equipment, net for the three months ended March 31, 2024. The consolidated balance sheets for the year ended December 31, 2023 have been adjusted to conform to the current year presentation of property and equipment, net. The change in presentation had no effect on the reported results in our balance sheets and does not affect previously reported cash flows from investing activities in the consolidated statements of cash flows.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The key amendments include: (a) introduce a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker(“CODM”), (b) extend certain annual disclosures to interim periods, (c) clarify single reportable segment entities must apply ASC 280 in its entirety, (d) permit more than one measure of segment profit or loss to be reported under certain conditions, and (e) require disclosure of the title and position of the CODM. This ASU is effective for public entities with fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of reviewing the impact of this ASU and has not yet determined the impact of the adoption of this ASU on its consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. As of March 31, 2024 and 2023, the Company's balances exceeded federally insured limits by approximately $2,183 and $5,049.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivables are recorded net of an allowance for credit losses and have payment terms of 30 days. Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries, and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. For the three months ended March 31, 2024 and 2023, our allowances were $85 and $47, respectively, and were recorded net in trade receivables. While we believe that our allowance for credit losses is adequate and represents our best estimate as of March 31, 2024, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to these estimates.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the sum of estimated undiscounted future cash flows

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

associated with the asset or group of assets is less than its carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value

Revenue Recognition

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

Disaggregated revenue for the three months ended March 31, 2024 and 2023 is as follows:

	For the Three Months Ended March 31,

	Diagnostics		Therapeutic Devices		Consolidated
	2024	2023	2024	2023	2024	2023
Capital	$450	$217	$1,774	$1,493	$2,224	$1,710
Consumables	294	182	3,716	3,567	4,010	3,749
Other	-	-	28	23	28	23
Total revenue	$744	$399	$5,518	$5,083	$6,262	$5,482

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

5. Investment Securities

The following represents the Company’s investment securities as of March 31, 2024 and December 31, 2023 (in thousands):

Balance at March 31, 2024	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$24,983	$527	$(26)	$25,484
Corporate notes / bonds	39,077	349	(70)	39,356
Money market funds	5,133	-	-	5,133
U.S. govt. agencies	9,080	152	(18)	9,214
U.S. treasuries	7,467	184	(21)	7,630
Total investment securities	$85,740	$1,212	$(135)	$86,817

Balance at December 31, 2023	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$15,681	$285	$20	$15,986
Corporate notes / bonds	45,954	614	(75)	46,493
Money market funds	5,374	-	-	5,374
U.S. govt. agencies	18,076	122	(33)	18,165
U.S. treasuries	10,282	156	(36)	10,402
Total investment securities	$95,367	$1,177	$(124)	$96,420

Accretion / (amortization) refers to the discounts and premiums incurred on bonds and notes purchased and are included within interest income on our consolidated income statement.

Accrued interest receivable, related to the above investment securities, amounted to $521 and $690 for the three months ended March 31, 2024 and 2023 and are included within Other Receivables on our consolidated balance sheets.

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

Contractual maturities of investment securities as of March 31, 2024 are as follows (in thousands):

	Acquisition Cost	Estimated Fair Value
Original maturities of 90 days or less	$6,824	$6,830
Original maturities of 91-365 days	70,926	72,023
Original maturities of 366+ days	7,990	7,964
Total investment securities	$85,740	$86,817

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

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

In accordance with the fair value hierarchy described above, the following table shows the fair value of our investments as of March 31, 2024 and December 31, 2023:

Balance at March 31, 2024	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$-	$25,484	$-	$25,484
Corporate notes / bonds	-	39,356	-	39,356
Money market funds	5,133	-	-	5,133
U.S. govt. agencies	9,214	-	-	9,214
U.S. treasuries	7,630	-	-	7,630
Total investment securities	$21,977	$64,840	$-	$86,817

Balance at December 31, 2023	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$-	$15,986	$-	$15,986
Corporate notes / bonds	-	46,493	-	46,493
Money market funds	5,374	-	-	5,374
U.S. govt. agencies	18,165	-	-	18,165
U.S. treasuries	10,402	-	-	10,402
Total investment securities	$33,941	$62,479	$-	$96,420

The following tables shows our investments as of March 31, 2024 and December 31, 2023 and their respective balance sheet classifications:

Balance at March 31, 2024	Cash & Cash Equiv.	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$-	$25,484	$-	$25,484
Corporate notes / bonds	-	31,392	7,964	39,356
Money market funds	5,133	-	-	5,133
U.S. govt. agencies	-	9,214	-	9,214
U.S. treasuries	1,697	5,933	-	7,630
Total investment securities	$6,830	$72,023	$7,964	$86,817

Balance at December 31, 2023	Cash & Cash Equiv.	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$-	$15,986	$-	$15,986
Corporate notes / bonds	-	36,973	9,520	46,493
Money market funds	5,374	-	-	5,374
U.S. govt. agencies	-	17,680	485	18,165
U.S. treasuries	3,496	6,906	-	10,402
Total investment securities	$8,870	$77,545	$10,005	$96,420

Unrealized gains on our investments have not been recorded into income as we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our debt securities is largely due to the rising interest rate environment driven by current market conditions that have resulted in higher credit spreads. The credit ratings associated with our debt securities are mostly unchanged, are highly rated, and the debtors continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded through March 31, 2024.

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

In addition, Zomedica Inc. has agreed to pay Revo Squared aggregate earn-out payments ranging from $0 to $4,000 based on the achievement of milestones related to future net sales from Revo Squared Products. One-time earn-out payments of $2,000 each will be payable upon net sales from Revo Squared Products exceeding $5,000 and $10,000 during any calendar year ending on or prior to December 31, 2027. The fair value of the earnout liability was adjusted from $2,000 to $540 at March 31, 2024. Fair value of the earnout was determined using Level 3 inputs.

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

Zomedica Inc. paid Assisi a purchase price of $18,293 in cash, which was subject to adjustments based on, among other things, the value of Assisi’s inventory and prepaid expenses at the closing of the acquisition. A portion of the purchase price ($1,400) was deposited into a third-party escrow account. The balance of the escrow account was released to seller on the 18-month anniversary of the Closing Date as there were no indemnification claims. The Company also issued to Assisi a ten-year warrant to purchase an aggregate of 22,000,000 of the Company’s common shares at a per share exercise price equal to $0.252. The warrants may be exercised on a cash or cashless basis, at the election of the warrant holder.

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

In connection with the Acquisition, the Company converted $2,750 in convertible debt and accrued interest of $171 owed by SMP to the Company into equity totaling 28.7% outstanding equity of SMP, which has an implied value of $5,095 based upon the SMP’s enterprise value of $18,000. Zomedica paid a purchase price of $12,952 for the balance of 71.3% equity of SMP. The cash purchase price was funded through a $250 deposit previously paid to SMP and $12,702 of cash on hand. At closing, Zomedica deposited $1,295 in escrow. $215 was released at 90 days as there were no adjustments to the working capital, cash, indebtedness, and transaction expenses. The remaining balance will be released 18 months following the date of closing less the amount of any pending or prior indemnification claims.

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

The previously held equity interests were remeasured to its fair value as of the acquisition date. The Company computed the fair value based upon the SMP’s enterprise value of $18,000 and the fair value of previously held 28.7% equity interests were determined to be $5,095. The Company recognized an amount of $2,174 as a gain on the fair valuation of Company’s previously held equity interest in SMP and was included in other income (loss) in our Form 10-K as part of our consolidated statements of operations and comprehensive loss for the period ended December 31, 2023.

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

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

8. Inventory

	March 31, 2024			December 31, 2023
	Diagnostics	Therapeutic Devices	Consolidated	Diagnostics	Therapeutic Devices	Consolidated
Raw materials	$1,659	$1,940	$3,599	$1,801	$2,026	$3,827
Finished goods	74	451	525	141	256	397
Purchased inventory	330	628	958	331	617	948
Total	2,063	3,019	5,082	2,273	2,899	5,172

Reserves	(20)	—	(20)	(49)	—	(49)
Net inventory	$2,043	$3,019	$5,062	$2,224	$2,899	$5,123

9. Prepaid Expenses and Deposits

	March 31,	December 31,
	2024	2023
Deposits	$550	$919
Prepaid marketing	190	259
Prepaid insurance	258	436
Other	861	700
Total prepaid expenses and deposits	$1,859	$2,314

10. Property and Equipment

	March 31,	December 31,
	2024	2023

Machinery and office equipment	$9,721	$9,142
Furniture and equipment	224	224
Laboratory equipment	969	1,073
Leasehold improvements	1,962	1,953
Construction in progress	13,373	12,481
	26,249	24,873

Accumulated depreciation and amortization	2,278	2,045
Net property and equipment	$23,971	$22,828

Depreciation expense for the three months ended March 31, 2024 and 2023 was $334 and $164, respectively.

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

11. Goodwill and Intangible Assets

	Diagnostics	Therapeutic Devices	Total
Goodwill - December 31, 2021	$-	$43,288	$43,288

Acquisitions	6,528	14,329	20,857
Adjustment to Purchase Price Allocations	(458)	292	(166)
Impairment	-	-	-

Goodwill - December 31, 2022	$6,070	$57,909	$63,979

Acquisitions	9,796	-	9,796
Adjustment to Purchase Price Allocations	-	-	-
Impairment	-	(12,195)	(12,195)

Goodwill - December 31, 2023	$15,866	$45,714	$61,580

Acquisitions	-	-	-
Adjustment to Purchase Price Allocations	-	-	-
Impairment	-	-	-

Goodwill - March 31, 2024	$15,866	$45,714	$61,580

The following table summarizes our intangible assets, net of accumulated amortization:

	March 31,	December 31,
	2024	2023

Computer software	$2,776	$1,741
Customer relationships	26,851	26,850
Licenses	8,042	8,042
Technology	25,050	25,050
Trademarks	16	16
Tradename	2,850	2,850
Website	962	962
	66,547	65,511

Accumulated amortization	11,745	10,147
Net intangibles	$54,802	$55,364

Included within intangibles are $563 in licenses associated with future exclusivity to sell products should we determine that they have both market viability and are a complementary fit within our suite of offerings. As these relationships are still in the exploratory phase with no revenue stream to match expenses against nor a guarantee that this exclusivity will ever be used, we are considering these to be indefinite lived as of March 31, 2024. This accounts for the difference between the net intangibles as found within our consolidated balance sheets and the amortization table below. We will continue to assess the commercialization status and relationship with these companies on a quarterly basis and will adjust our amortization schedules accordingly.

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

The estimated future amortization of intangible assets is as follows:

2024	$4,841
2025	6,307
2026	5,842
2027	5,615
2028 and beyond	31,634
Total	$54,239

Amortization expense for the three months ended March 31, 2024 and 2023 was $1,597 and $1,199, respectively.

12. Stock-Based Compensation

During the three months ended March 31, 2024 and 2023, the Company issued 795,000 and 6,710,000 stock options to purchase an aggregate of 795,000 and 6,710,000 common shares. These options also vest over a period of four years and have an expiration period of 10 years.

The continuity of stock options for the three months ended March 31, 2024 and 2023 are as follows:

	Number of	Weighted Avg
	Options	Exercise Price
Balance at December 31, 2023	93,349,943	$0.3338
Stock options granted	795,000	0.1535
Stock options forfeited	1,092,500	0.2557
Vested stock options expired	435,000	0.9408
Balance at March 31, 2024	92,617,443	$0.3303
Vested at March 31, 2024	44,713,274	$0.3474

	Number of	Weighted Avg
	Options	Exercise Price
Balance at December 31, 2022	84,112,443	$0.3602
Stock options granted	6,710,000	0.2431
Stock options forfeited	705,000	0.4063
Vested stock options expired	462,500	0.1546
Balance at March 31, 2023	89,654,943	$0.3449
Vested at March 31, 2023	27,066,474	$0.3484

For the three months ended March 31, 2024 and 2023, the Company recorded $1,101 and $1,765 of stock-based expense.

13. Income Taxes

The Company is in an overall domestic net deferred tax liability position for the three months ended March 31, 2024. Management has assessed that the future taxable income resulting from the deferred tax liability position will result in partial utilization of the Company's US federal and state net operating loss carryforwards and has therefore concluded a valuation allowance of $10,023 is currently necessary. Due to the uncertainty of realizing any tax benefits as of March 31, 2024 due to historical losses, a full valuation allowance remains necessary to fully offset our Canadian deferred tax assets.

14. Commitments and Contingencies

From time to time, the Company may be exposed to claims and legal actions in the normal course of business. As of March 31, 2024, and continuing as of May 9, 2024, the Company is not aware of any pending or threatened material litigation claims against the Company.

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

As of March 31, 2024, none of the future development milestones related to the above agreement have been met. The Company has assessed the probability of meeting the above milestones and has determined that an accrual is not necessary as of March 31, 2024 and December 31, 2023.

On January 17, 2023, the Company entered into a series of agreements with Qorvo Biotechnologies, LLC. Other than the obligation to purchase a minimum quantity of BAW sensors during the term of the BAW Sensor Supply Agreement, the obligations under these agreements were terminated upon the acquisition of Qorvo Biotechnologies, LLC on October 4, 2023.

15. Segment Information

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

The following is a reconciliation of consolidated revenue, cost of revenue, and gross profit amongst our reportable segments for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	Diagnostics		Therapeutic Devices		Consolidated
	2024	2023	2024	2023	2024	2023
Net revenue	$744	$399	$5,518	$5,083	$6,262	$5,482
Cost of revenue	583	338	1,562	1,309	2,145	1,647
Gross profit	$161	$61	$3,956	$3,774	$4,117	$3,835

16. Loss Per Share

	For the Three Months Ended March 31,
	2024	2023
Numerator
Net loss for the period	$(9,160)	$(6,385)

Denominator
Weighted average shares - basic	979,949,668	979,949,668

Loss per share - basic and diluted	$(0.009)	$(0.007)

Zomedica Corp.
Notes to the Consolidated Financial Statements
(United States Dollars in Thousands)

As of March 31, 2024 and 2023, the Company had stock options outstanding of 92,617,443 and 89,654,943 and warrants outstanding of 32,561,418 for both periods. These securities could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive.

17. Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2024 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

(All amounts are expressed in thousands unless otherwise indicated)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto for the quarter ended March 31, 2024. This report contains forward-looking statements or forward-looking information (collectively, “forward-looking statements”) made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as the safe harbor provisions of applicable Canadian securities legislation, that are based on management’s beliefs and assumptions and involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.

Forward-looking statements can also be identified by words such as “future”, “anticipates”, “believes”, “projects”, “estimates”, “expects”, “intends”, “plans”, “predicts”, “will”, “should”, “would”, “could”, “can”, “may”, or similar terms. Forward-looking statements are not guarantees of future performance and Zomedica’s actual results may differ significantly from the results discussed in the forward-looking statements. Zomedica cautions that these statements are subject to numerous important risks, uncertainties, assumptions, and other factors, some of which are beyond Zomedica’s control. These risks could cause Zomedica’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to adverse macroeconomic conditions; changes in consumer confidence and spending in response to economic volatility; our ability to develop and commercialize our products; our ability to integrate our acquisitions successfully into our business; supply chain disruptions that increase our costs and impair our ability to manufacture our products; our ability to attract and keep senior management and key scientific personnel; our ability to obtain and maintain intellectual property protection; our ability to maintain the listing of our common shares on the NYSE American exchange; the accuracy of our estimates regarding expenses, future revenues, and capital requirements; and the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2023. The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements.

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

Components of Revenue and Costs and Expenses

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

Cost of Revenue

Cost of revenue consisted primarily of the cost of raw materials used in the assembly of: PulseVet capital and consumables; TRUFORMA capital and consumables; Assisi consumables; TRUVIEW capital and consumables; and VetGuardian capital and services. We expense all inventory obsolescence provisions related to normal manufacturing changes as cost of revenue.

Operating Expenses

Our current operating expenses consist of three components — general and administrative expenses, research and development expenses, and selling and marketing expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages, and overhead costs incurred to support our business as a publicly traded company. The functions involved include Accounting, Business Development, Finance, HR, Information Technology, Investor Relations, Legal, and portions of other functional areas. Included within these support costs are significant public company expenses such as stock exchange fees, annual meeting expenses, and audit, tax, Sarbanes-Oxley, and other compliance costs.

Research and Development Expenses

Research and development expenses consist of salaries and related expenses for R&D personnel, fees paid to consultants and outside service providers, travel costs, and materials used in clinical trials and general research and development. These costs are primarily focused on leveraging our recent acquisition of Qorvo into new assay development for our TRUFORMA® platform, expanding capabilities and usability within existing products, and exploring new market opportunities.

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

Canadian Taxes

In Canada, due to the uncertainty of realizing any tax benefits as of March 31, 2024, we continue to record a full valuation allowance against our Canadian deferred tax assets.

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

While our significant accounting policies are more fully described in Note 3 of the notes to our consolidated financial statements included within our Annual Report on Form 10-K, management has identified the following as “Critical Accounting Policies and Estimates”: Intangible Assets and Business Combinations; Impairment Testing; Valuation and Payback of Property and Equipment; and Revenue Recognition and Liabilities Due to Customers. We believe that the estimates and assumptions involved in these accounting policies may have the greatest potential impact on our financial statements.

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

On March 31, 2024, the carrying value of our Diagnostic instruments was $10,189. Significant assumptions included in the realization model are the rate of placement and expected utilization over the life of the instrument. The effect of a 25% reduction in the estimated revenues associated with annual placements of instruments would increase the payback period on March 31, 2024 from 3.03 years to 3.86 years.

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

On March 31, 2024, the estimated value of our Therapeutic Device customer contract liability was $539. If the expected return rate was increased by 2%, the effect on current year reduction in sales and customer liability would have been approximately $59.

Results of Consolidated Operations

Our results of operations for the three months ended March 31, 2024 and 2023 are as follows:

Revenue

Revenue for the three months ended March 31, 2024 was $6,262, compared to $5,482 for the three months ended March 31, 2023, an increase of $780 or 14%.

The increase in sales was primarily due to growth of our existing PulseVet® and TRUFORMA® products and the continued performance of our VetGuardian® products which had just recently launched as of the three months ended March 31, 2023. In general, we expect revenue to increase in subsequent periods as we increase our sales, marketing, and commercialization efforts.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2024 was $2,145, compared to $1,647 for the three months ended March 31, 2023, an increase of $498 or 30%.

The increase in cost of revenue was primarily driven by increased manufacturing expense as a result of increased unit sales. We anticipate that costs of revenue will continue to increase in subsequent periods in accordance with increased unit sales as described above.

Gross Profit

Gross profit margin for the three months ended March 31, 2024 was 66%, compared to 70% for the three months ended March 31, 2023.

The decrease in gross profit margin percentage was primarily due to the continued integration of products and new launches along with product mix impacts associated with sales of these new offerings.

General and Administrative

General and administrative expense for the three months ended March 31, 2024 was $8,625, compared to $7,013 for the three months ended March 31, 2023, an increase of $1,612 or 23%.

The increase in general and administrative expenses was primarily driven by proxy and special meeting costs and professional fees for specialized accounting and development work. While we expect future general and administrative expense to increase, we expect it to decrease proportionally with sales and related product expansion.

Research and Development

Research and development expense for the three months ended March 31, 2024 was $1,771, compared to $918 for the three months ended March 31, 2023, an increase of $853 or 93%.

The increase in research and development expenses was primarily driven by the continued buildup of internal capabilities to develop, test, and manufacture our next generation of diagnostic products. We anticipate that R&D costs will increase as we maintain and enhance our current product lines and continue to develop new products.

Selling and Marketing

Selling and marketing expense for the three months ended March 31, 2024 was $4,107, compared to $3,416 for the three months ended March 31, 2023, an increase of $691 or 20%.

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

Net Loss

Net loss for the three months ended March 31, 2024 was $9,160, compared to a loss of $6,385 for the three months ended March 31, 2023, an increase of $2,775 or 43%.

The increase in net loss was attributed to the matters described above. We expect to continue to record net losses in future periods until such time as we have sufficient revenue from product sales to offset our operating expenses.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below

	For the Three Months Ended March 31,
	2024	2023	Change
Cash used in operating activities	$(7,590)	$(4,257)	$(3,333)	78%
Cash provided by (used in) investing activities	5,625	(14,792)	20,417	(138)%
(Decrease) increase in cash and cash equivalents	(1,965)	(19,049)	17,084	(90)%
Effect of exchange rate changes on cash	(48)	3	(51)	(1,700)%
Cash and cash equivalents, beginning of period	12,952	27,399	(14,447)	(53)%
Cash and cash equivalents, end of period	$10,939	$8,353	$2,586	31%

Net cash used in operating activities for the three months ended March 31, 2024 was $7,590, compared to $4,257 for the three months ended March 31, 2023, an increase in cash used of $3,333 or 78%. The increase in cash used in operating activities primarily resulted from the losses noted above and lower non-cash stock compensation.

Net cash provided by investing activities for the three months ended March 31, 2024 was $5,625, compared to cash used of $14,792 for the three months ended March 31, 2023. The decrease in cash used in investing activities primarily resulted from a significant reduction in spend on available for sale securities as compared to 2022 offset by the acquisition related buildup of construction in progress.

Liquidity, Capital Resources, and Financial Condition

We have incurred losses and negative cash flows from operations since our inception in May 2015. As of March 31, 2024, we had an accumulated deficit of $180,093. We have funded our working capital requirements primarily through the sale of our equity and equity-related securities and the exercise of stock options and warrants.

As of March 31, 2024, the Company had working capital (defined as current assets minus current liabilities) of $84,061.

Short-Term Cash Requirements

We believe that our existing cash is sufficient to fund our expected short-term needs. We currently have fixed obligations in association with our building leases and quarterly inventory orders. We also have payment obligations associated with our on-going clinical studies, and we expect that we have sufficient cash to cover these requirements. We do not expect that our operations will require significant increases in our short-term cash needs and our short-term cash requirements have not changed materially since the 2023 Form 10-K.

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

The Company’s long-term cash requirements have not changed materially since the 2023 Form 10-K.

U.S. Taxes

As of March 31, 2024, we had deferred tax assets for net operating loss carryforwards for U.S. federal income tax purposes of $12,577 and non-capital loss carryforwards for Canada of $9,581, which will begin to expire in fiscal year 2035. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. In 2021, we concluded that, due to the limitations under Section 382, our U.S. federal income tax net operating loss carryforwards, as well as R&D credit carryforwards, for the periods prior to February 11, 2021 have been limited to zero. We therefore have derecognized $3,814 of this asset, reducing the carryforward of these amounts to $8,763.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of our disclosure controls

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report was made under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer.

Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below and in Part II, Item 9A "Controls and Procedures" of our 2023 Annual Report. The material weakness has not been remediated as of March 31, 2024.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2024,

utilizing the criteria discussed in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2024. Based on management's assessment, we have concluded that our internal control over financial reporting was not effective as of March 31, 2024, due to the material weakness described below.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2023.

Item 6. Exhibits.

The exhibits listed on the accompanying index to exhibits immediately preceding the exhibits are filed as part of, or hereby incorporated by reference into, this Quarterly Report.

EXHIBIT INDEX

Exhibit No.	Description

10.1+

Amendment to Executive Employment Agreement of Larry C. Heaton dated April 1, 2024 (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Commission on April 1, 2024 (File No. 001-38298))

10.2+	Amendment to Offer letter Peter Donato dated April 1, 2024 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K filed with the Commission on April 1, 2024 (File No. 001-38298))
10.3+**	Offer letter, dated November 6, 2023, among Zomedica Inc., Zomedica Corp., and Russell Kevin Klass
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL (1).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

+	Indicates management contract or compensatory plan.
*	Furnished herewith
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2024.

Zomedica Corp.

By:	/s/ Larry Heaton
Name:	Larry Heaton
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter Donato
Name:	Peter Donato
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)