Form 10-Q
period 2024-06-30
Zomedica Corp.
filed 2024-08-14
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024.

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

As of August 14, 2024, 979,949,668 shares of the registrant’s common shares, without par value, were issued and outstanding.

ZOMEDICA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

June 30, 2024

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Zomedica Corp.

Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023

(United States Dollars in Thousands)

	June 30,	December 31,
	2024	2023
Assets

Current assets
Cash and cash equivalents	$7,939	$12,952
Available-for-sale securities	71,569	77,545
Trade receivables, net	1,383	1,197
Inventory, net	5,507	5,123
Prepaid expenses and deposits	2,100	2,064
Other receivables	724	1,001
Total current assets	89,222	99,882

Prepaid expenses and deposits	197	250
Property and equipment, net	24,979	22,828
Right-of-use asset	2,042	2,466
Goodwill	45,556	61,580
Intangible assets, net	53,218	55,364
Non current available-for-sale securities	3,482	10,005
Other assets	1,185	822
Total assets	$219,881	$253,197

Liabilities and shareholders’ equity

Current liabilities
Accounts payable	$2,323	$2,068
Accrued income taxes	131	65
Current portion of lease obligations	740	916
Customer contract liabilities	271	276
Accrued expenses and other current liabilities	4,370	5,707
Total current liabilities	7,835	9,032

Lease obligations	1,552	1,814
Deferred tax liabilities	759	1,138
Customer contract liabilities	282	252
Other liabilities	736	944
Total liabilities	$11,164	$13,180

Commitments and contingencies (Note 15)

Shareholders’ equity
Unlimited common shares, no par value; 979,949,668 issued and outstanding at June 30, 2024 and December 31, 2023	$380,973	$380,973
Additional paid-in capital	31,832	29,929
Accumulated deficit	(204,024)	(170,933)
Accumulated comprehensive (loss) income	(64)	48
Total shareholders' equity	208,717	240,017

Total liabilities and shareholders’ equity	$219,881	$253,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited) (United States Dollars in Thousands, Except for Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$6,131	$6,020	$12,393	$11,502
Cost of revenue	1,769	1,972	3,914	3,619
Gross profit	4,362	4,048	8,479	7,883

Expenses
General and administrative	7,976	6,850	16,601	13,863
Research and development	1,506	859	3,277	1,777
Selling and marketing	3,923	3,081	8,030	6,497
Impairment expense	16,024	—	16,024	—
Loss from operations	(25,067)	(6,742)	(35,453)	(14,254)
Interest income	1,038	1,460	2,131	2,872
Interest expense	—	(62)	—	(112)
(Loss) gain on disposal of assets	(51)	1	(39)	1
Other income (loss), net	52	—	136	(1)
Foreign exchange (loss) gain	(46)	17	(175)	(9)
Loss before income taxes	(24,074)	(5,326)	(33,400)	(11,503)
Income tax (benefit) expense	(143)	(77)	(309)	131
Net loss	(23,931)	(5,249)	(33,091)	(11,634)
Unrealized gain (loss), change in fair value of available-for-sale securities, net of tax	9	(8)	(2)	275
Change in foreign currency translation	(58)	(47)	(110)	(44)
Net loss and comprehensive loss	$(23,980)	$(5,304)	$(33,203)	$(11,403)

Weighted average number of common shares - basic and diluted	979,949,668	979,949,668	979,949,668	979,949,668

Loss per share - basic and diluted (Note 16)	$(0.024)	$(0.005)	$(0.034)	$(0.012)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Shareholders’ Equity for the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited) (United States Dollars in Thousands)

	Three Months Ended June 30, 2024
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at March 31, 2024	979,949,668	$380,973	$31,030	$(180,093)	$(15)	$231,895
Stock-based compensation	—	—	859	—	—	859
Stock issuance costs	—	—	(57)	—	—	(57)
Net loss	—	—	—	(23,931)	—	(23,931)
Other comprehensive loss	—	—	—	—	(49)	(49)
Balance at June 30, 2024	979,949,668	$380,973	$31,832	$(204,024)	$(64)	$208,717

	Six Months Ended June 30, 2024
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2023	979,949,668	$380,973	$29,929	$(170,933)	$48	$240,017
Stock-based compensation	—	—	1,960	—	—	1,960
Stock issuance costs	—	—	(57)	—	—	(57)
Net loss	—	—	—	(33,091)	—	(33,091)
Other comprehensive loss	—	—	—	—	(112)	(112)
Balance at June 30, 2024	979,949,668	$380,973	$31,832	$(204,024)	$(64)	$208,717

	Three Months Ended June 30, 2023
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at March 31, 2023	979,949,668	$380,973	$25,431	$(142,789)	$(557)	$263,058
Stock-based compensation	—	—	1,725	—	—	1,725
Net loss	—	—	—	(5,249)	—	(5,249)
Other comprehensive loss	—	—	—	—	(55)	(55)
Balance at June 30, 2023	979,949,668	$380,973	$27,156	$(148,038)	$(612)	$259,479

	Six Months Ended June 30, 2023
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2022	979,949,668	$380,973	$23,666	$(136,404)	$(843)	$267,392
Stock-based compensation	—	—	3,490	—	—	3,490
Net loss	—	—	—	(11,634)	—	(11,634)
Other comprehensive income	—	—	—	—	231	231
Balance at June 30, 2023	979,949,668	$380,973	$27,156	$(148,038)	$(612)	$259,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023

(Unaudited) (United States Dollars in Thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(33,091)	$(11,634)
Adjustments for:
Depreciation	685	340
Amortization - intangible assets	3,223	2,492
Impairment loss	16,024	—
Loss on disposal of property and equipment	39	1
Stock-based compensation	1,960	3,490
Non cash portion of rent benefit	(14)	(5)
Accretion/amortization of available-for-sale securities	(1,112)	(1,247)
Equity in earnings of nonconsolidated entities	75	—
Deferred tax expense	(379)
Change in assets and liabilities, net of acquisitions:
Purchased inventory	(652)	(1,561)
Prepaid expenses and deposits	10	297
Trade receivables	(187)	(52)
Other receivables	412	14
Accounts payable	148	331
Accrued income tax	66	(114)
Accrued expenses and other current liabilities	(1,333)	(851)
Customer contract liabilities	25	157
Other liabilities	(208)	409
Net cash used in operating activities	(14,309)	(7,933)

Cash flows from investing activities:
Securities matured	13,463	17,178
Investment in nonconsolidated entities	(437)	—
Investment in debt security (at fair value)	—	(1,750)
Investment in property and equipment	(3,559)	(2,833)
Acquisition of intangibles	(70)	(4,066)
Net cash provided by investing activities	9,397	8,529

(Decrease) Increase in cash and cash equivalents	(4,912)	596
Effect of exchange rate changes on cash	(101)	(44)
Cash and cash equivalents, beginning of year	12,952	27,399
Cash and cash equivalents, end of period	$7,939	$27,951

Noncash activities:
Change in fair value of available-for-sale securities, net of tax	$(2)	$275
Property and equipment accrued for in accounts payable	62	27
Transfer of property and equipment into intangibles	1,007	1,219
Transfer of inventory into property and equipment	261	668

Supplemental cash flow information:
Interest received on available-for-sale securities	$1,274	$1,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

1. Nature of Operations

Zomedica Corp. (“Zomedica” or the “Company”) is a veterinary health company creating products for companion animals by focusing on the unmet needs of clinical veterinarians.  The Company consists of the parent company, Zomedica Corp., its wholly owned U.S subsidiary, Zomedica Inc., and the wholly owned subsidiaries of Zomedica Inc.

2. Basis of Preparation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries.  Intercompany transactions and balances between consolidated businesses have been eliminated. The accounting policies set out below have been applied consistently in the condensed consolidated financial statements.

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The Company’s management believes the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 1, 2024 (“2023 Form 10-K”).

3. Significant Accounting Policies

Basis of Measurement

The condensed consolidated financial statements have been prepared on the historical cost basis except as otherwise noted.

Business Combinations

We account for business combinations in accordance with ASC 805, Business Combinations (“ASC 805”), if the acquired assets assumed and liabilities incurred constitute a business.  We consider acquired companies to constitute a business if the acquired net assets and processes have the ability to create outputs in the form of revenue.  For acquired companies constituting a business, we recognize the identifiable assets acquired and liabilities assumed at their acquisition-date fair values and recognize any excess of total consideration paid over the fair value of the identifiable net assets as goodwill.

Estimates and Assumptions

In preparing these condensed financial statements, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate.  These estimates and assumptions are subject to an inherent degree of uncertainty.  We are not presently aware of any events or circumstances that would require us to update such estimates and assumptions or revise the carrying value of our assets or liabilities.  Our estimates may change, however, as new events occur, and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements.

Functional and Reporting Currencies

The functional currency for Canada and our subsidiaries in the United States and Switzerland is U.S. dollars, which is also our reporting currency.  The functional currency, as determined by management, for our Japanese subsidiary is Japanese Yen.  Japanese Yen is translated for financial reporting purposes, with translation gains and losses recorded as a component of other comprehensive income or loss.  In respect of transactions denominated in currencies other than the Company’s and its wholly owned operating subsidiaries’

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

functional currencies, the monetary assets and liabilities are remeasured at the period end rates.  Revenue and expenses are measured at rates of exchange prevailing on the transaction dates.  All exchange gains or losses resulting from these transactions are recognized in the consolidated statements of operations.

Comparative Figures

To provide further clarity on how we present our operating expenses, we have broken down our selling, general and administrative spend into distinct and separate “General and administrative” and “Selling and marketing” line items on the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024.  The consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 have been adjusted to conform to the current year presentation of operating expenses.  The change in presentation had no effect on the reported results of operations and does not affect previously reported cash flows from operating activities in the consolidated statements of cash flows.

To better align with the way we track our business, we’ve combined construction in progress into property and equipment, net, for the six months ended June 30, 2024.  The consolidated balance sheets for the year ended December 31, 2023 have been adjusted to conform to the current year presentation of property and equipment, net.  The change in presentation had no effect on the reported results in our balance sheets and does not affect previously reported cash flows from investing activities in the consolidated statements of cash flows.

To further enhance the transparency of our financial reporting, we have reclassified “Accounts payable” as its own line item, separating it from “Accounts payable and accrued liabilities.” Furthermore, we combined the accrued liabilities portion of “Accounts payable and accrued liabilities” with amounts previously included in “Other current liabilities” into a new line item, “Accrued expenses and other current liabilities”, to provide a comprehensive view of these obligations as of June 30, 2024. This presentation is supported by the footnote “Accrued Expenses and Other Current Liabilities” in the “Notes to the Condensed Consolidated Financial Statements.” The consolidated balance sheets for the year ended December 31, 2023, have been adjusted to align with the current presentation. The change in presentation had no impact on the reported results in our balance sheets and does not affect previously reported cash flows from operating activities in the consolidated statements of cash flows. Refer to Note 10 for further details.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.  This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.  The key amendments include: (a) introducing a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), (b) extending certain annual disclosures to interim periods, (c) clarifying that single reportable segment entities must apply ASC 280 in its entirety, (d) permitting more than one measure of segment profit or loss to be reported under certain conditions, and (e) requiring disclosure of the title and position of the CODM.  This ASU is effective for public entities with fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  Early adoption is permitted.  The Company is in the process of reviewing the impact of this ASU and has not yet determined the impact of the adoption of this ASU on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.  This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.  The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions.  This ASU is effective for public entities with fiscal years beginning after December 15, 2024.  The guidance will be applied on a prospective basis with the option to apply the standard retrospectively.  Early adoption is permitted.  The Company is in the process of reviewing the impact of this ASU and has not yet determined the impact of the adoption of this ASU on its consolidated financial statements.

Segment Reporting

The Company reports segment information based on the “management” approach.  The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.  The Company’s reportable segments consist of Diagnostics and Therapeutic Devices.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

Cash and Cash Equivalents

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents.  As of June 30, 2024 and December 31, 2023, the Company's cash balances exceeded federally insured limits by approximately $392 and $1,308.

Investment Securities

Our investment securities, which are comprised of corporate bonds/notes and US treasuries, are accounted for in accordance with ASC 320, Investments – Debt Securities (“ASC 320”).  The Company considers all of its securities for which there is a determinable fair market value, and there are no restrictions on the Company’s ability to sell within the next twelve months, as available for sale.  We classify these securities as both current and non-current depending on their time to maturity.  Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of comprehensive loss.

Accounts Receivable and Allowance for Credit Losses

Accounts receivables are recorded net of an allowance for credit losses and have payment terms of 30 days.  Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries, and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions.  As of June 30, 2024 and December 31, 2023, our allowances were $91 and $103, respectively, and were recorded net in trade receivables.  While we believe that our allowance for credit losses is adequate and represents our best estimate as of June 30, 2024, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to these estimates.

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

Property and Equipment

Property and equipment are carried at historical cost less accumulated depreciation and any accumulated impairment losses.  Property and equipment acquired in a business combination are recorded at fair value as of the date of acquisition. Maintenance and repair expenditures that do not improve or extend the life are expensed in the period incurred.  Depreciation is recognized so as to write off the cost less their residual values over their useful lives, using the straight-line method.  The estimated useful lives, residual values and depreciation methods are reviewed at the end of each year, with the effect of any changes in estimate accounted for on a prospective basis.  An item of property and equipment is derecognized upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. Any gain or loss arising on the disposal or retirement of an item of property and equipment is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in profit or loss.

Intangible Assets

Expenditures related to the planning and operation of the Company’s website are expensed as incurred.  Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life.

Costs related to acquired customer relationships, developed technology, licenses, trademarks, and tradenames are capitalized and amortized over the estimated useful life.  Intangible assets with finite useful lives that are acquired separately are carried at cost, less accumulated amortization and accumulated impairment losses.  Amortization is recognized on a straight-line basis over their estimated useful lives.  The estimated useful lives and amortization methods are reviewed at the end of each year, with the effect of any changes in estimate being accounted for on a prospective basis.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

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

The Company also enters into contracts with customers where it receives payment for the consumable products and does not receive additional or separate consideration for the use of the point of care instrument furnished by the Company for the clinical veterinarian’s use.  For these contracts, the Company considers the guidance under ASC 842, Leases (“ASC 842”), in order to determine if the furnishing of the point of care instrument to the customer during the period of use creates an embedded lease.  If the point of care instrument is identified as a lease, it is classified as an operating lease as it does not meet any of the finance lease criteria per ASC 842.  In these arrangements, the consumable products are classified as non-lease components.  The Company allocates revenue to these lease and non-lease components based on standalone selling prices or, if not available, a cost-plus approach.  Revenue related to the lease component is recognized ratably over the term of the contract.  Revenue related to the non-lease components is recognized when control of the product has been transferred to the customer.

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

Disaggregated revenue for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,
	Diagnostics		Therapeutic Devices		Consolidated
	2024	2023	2024	2023	2024	2023
Capital	$125	$67	$1,605	$1,893	$1,730	$1,960
Consumables	294	182	4,067	3,849	4,361	4,031
Other	-	-	40	29	40	29
Total revenue	$419	$249	$5,712	$5,771	$6,131	$6,020

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

	Six Months Ended June 30,
	Diagnostics		Therapeutic Devices		Consolidated
	2024	2023	2024	2023	2024	2023
Capital	$575	$284	$3,379	$3,386	$3,954	$3,670
Consumables	588	364	7,783	7,416	8,371	7,780
Other	-	-	68	52	68	52
Total revenue	$1,163	$648	$11,230	$10,854	$12,393	$11,502

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), on a tax jurisdictional basis.  The Company files income tax returns in Canada and the province of Alberta and its subsidiaries file income tax returns in Switzerland, Japan, the United States and various states within, including in Michigan where the Company’s headquarters are located.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their financial statement reported amounts using enacted tax rates and laws in effect in the year in which the differences are expected to reverse.  A valuation allowance is provided against deferred tax assets when it is determined to be more likely than not that the deferred tax asset will not be realized.

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

Comprehensive Loss

Our comprehensive loss is reported in accordance with ASC 220, Income Statement — Reporting Comprehensive Income (“ASC 220”).  Comprehensive loss is net loss plus certain items that are recorded directly to shareholders’ equity.  The Company has recorded a currency translation adjustment associated with the translation of its Japanese subsidiary to the reporting currency.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

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

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

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

5. Investment Securities

The following represents the Company’s investment securities as of June 30, 2024 and December 31, 2023 (in thousands):

Balance at June 30, 2024	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$24,942	$739	$(27)	$25,654
Corporate notes / bonds	35,960	339	(81)	36,218
Money market funds	5,632	—	—	5,632
U.S. govt. agencies	6,476	12	(13)	6,475
U.S. treasuries	6,660	49	(5)	6,704
Total investment securities	$79,670	$1,139	$(126)	$80,683

Balance at December 31, 2023	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$15,681	$285	$20	$15,986
Corporate notes / bonds	45,954	614	(75)	46,493
Money market funds	5,374	—	—	5,374
U.S. govt. agencies	18,076	122	(33)	18,165
U.S. treasuries	10,282	156	(36)	10,402
Total investment securities	$95,367	$1,177	$(124)	$96,420

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

Accretion / (amortization) refers to the discounts and premiums incurred on bonds and notes purchased and are included within Interest income on our consolidated statements of operations and comprehensive loss.

Accrued interest receivable, related to the above investment securities, as of  June 30, 2024 and December 31, 2023 amounted to $451 and $586, respectively, and is included in Other receivables on our consolidated balance sheets. Contractual maturities of investment securities as of June 30, 2024 are as follows (in thousands):

	Acquisition Cost	Estimated Fair Value
Original maturities of 90 days or less	$5,632	$5,632
Original maturities of 91-365 days	70,537	71,569
Original maturities of 366+ days	3,501	3,482
Total investment securities	$79,670	$80,683

6. Fair Value Measurements

In accordance with FASB ASC 820, Fair Value Measurement (“ASC 820”), the Company measures its cash and cash equivalents and investments at fair value on a recurring basis.  The Company also measures certain assets and liabilities at fair value on a non-recurring basis when applying acquisition accounting.

ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

In accordance with the fair value hierarchy described above, the following table shows the fair value of our investments as of June 30, 2024 and December 31, 2023:

Balance at June 30, 2024	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$—	$25,654	$—	$25,654
Corporate notes / bonds	—	36,218	—	36,218
Money market funds	5,632	—	—	5,632
U.S. govt. agencies	6,475	—	—	6,475
U.S. treasuries	6,704	—	—	6,704
Total investment securities	$18,811	$61,872	$—	$80,683

Balance at December 31, 2023	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$—	$15,986	$—	$15,986
Corporate notes / bonds	—	46,493	—	46,493
Money market funds	5,374	—	—	5,374
U.S. govt. agencies	18,165	—	—	18,165
U.S. treasuries	10,402	—	—	10,402
Total investment securities	$33,941	$62,479	$—	$96,420

The following tables shows our investments as of June 30, 2024 and December 31, 2023 and their respective balance sheet classifications:

Balance at June 30, 2024	Cash & Cash Equivalents	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$—	$25,654	$—	$25,654
Corporate notes / bonds	—	32,736	3,482	36,218
Money market funds	5,632	—	—	5,632
U.S. govt. agencies	—	6,475	—	6,475
U.S. treasuries	—	6,704	—	6,704
Total investment securities	$5,632	$71,569	$3,482	$80,683

Balance at December 31, 2023	Cash & Cash Equivalents	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$—	$15,986	$—	$15,986
Corporate notes / bonds	—	36,973	9,520	46,493
Money market funds	5,374	—	—	5,374
U.S. govt. agencies	—	17,680	485	18,165
U.S. treasuries	3,496	6,906	—	10,402
Total investment securities	$8,870	$77,545	$10,005	$96,420

Unrealized gains on our investments have not been recorded into income as we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis.  The decline in fair value of our debt securities is largely due to the rising interest rate environment driven by current market conditions that have resulted in higher credit spreads.  The credit ratings associated with our debt securities are mostly unchanged, are highly rated, and the debtors continue to make timely principal and interest payments.  As a result, there were no credit or non-credit impairment charges recorded through June 30, 2024.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

7. Business Combinations

All of the Company’s acquisitions of businesses have been accounted for under ASC 805.  Accordingly, the assets of the acquired companies reflect the fair values and have been included in the Company’s Condensed Financial Statements from their respective dates of acquisition.

The results of operations of Revo Squared LLC, Assisi Animal Health, LLC, Structured Monitoring Products, Inc, and Qorvo Biotechnologies, LLC have been included in the Company’s Condensed Financial Statements since the dates of acquisition on June 14, 2022, July 15, 2022, September 4, 2023, and October 4, 2023 respectively.

2022 Acquisitions

Asset Purchase Agreement with Revo Squared LLC

On June 14, 2022, Zomedica Corp. and its wholly owned subsidiary Zomedica Inc. entered into an Asset Purchase Agreement with Revo Squared LLC (“Revo Squared”) and its majority member pursuant to which Zomedica Inc. agreed to acquire substantially all of the assets of Revo Squared. Revo Squared, based in Marietta, Georgia, was in the business of developing, manufacturing, marketing, distributing, and selling diagnostic imaging products and services for use in animal health, including its SuperView™, Sonoview® Color ultrasound, Sonoview Mini/Mini Plus ultrasound, and Microview® product offerings.

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

In addition, Zomedica Inc. has agreed to pay Revo Squared aggregate earn-out payments ranging from $0 to $4,000 based on the achievement of milestones related to future net sales from Revo Squared Products. One-time earn-out payments of $2,000 each will be payable upon net sales from Revo Squared Products exceeding $5,000 and $10,000 during any calendar year ending on or prior to December 31, 2027.  The fair value of the earnout liability was adjusted from $2,000 to $374 at June 30, 2024.  Fair value of the earnout was determined using Level 3 inputs.

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

Asset Purchase Agreement with Assisi Animal Health LLC

On July 15, 2022, Zomedica Corp. and its wholly owned subsidiary Zomedica Inc. entered into an Asset Purchase Agreement with Assisi Animal Health LLC (“Assisi”), its wholly owned subsidiary, AAH Holdings LLC, and certain of Assisi’s members (collectively the “Seller”) pursuant to which Zomedica Inc. agreed to acquire substantially all of the assets related to the Assisi® product lines.  The Sellers were in the business of developing, manufacturing, marketing, distributing and selling animal health products which use targeted Pulsed Electromagnetic Field (PEMF) therapy to decrease pain and inflammation, accelerate healing, and reduce anxiety that include the Assisi Loop®, Assisi Loop Lounge®, Assisi DentaLoop® and Calmer Canine™ product lines.

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

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
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

The previously held equity interests were remeasured to its fair value as of the acquisition date.  The Company computed the fair value based upon the SMP’s enterprise value of $18,000 and the fair value of previously held 28.7% equity interests were determined to be $5,095.  The Company recognized an amount of $2,174 as a gain on the fair valuation of Company’s previously held equity interest in SMP and was included in other income (loss) in our 2023 Form 10-K as part of our consolidated statements of operations and comprehensive loss for the period ended December 31, 2023.

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

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
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

The following table summarizes the fair value amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

	Initial	Measurement
	Allocation of	Period	Updated
	Consideration	Adjustments	Allocation
Inventory, net	$1,674	$(201)	$1,473
Other receivables	52	—	52
Property and equipment, net	6,495	201	6,696
Right-of-use asset	1,202	—	1,202
Other assets	19	—	19
Total assets acquired	9,442	—	9,442

Accounts payable and accrued liabilities	594	—	594
Current portion of lease obligations	249	—	249
Lease obligations	953	—	953
Total liabilities assumed	1,796	—	1,796

Net assets acquired, excluding goodwill	7,646	—	7,646

Net assets acquired	$7,646	$—	$7,646

The Company incurred $499 in acquisition costs that were expensed in the period incurred and are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

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

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

8. Inventory

	June 30, 2024			December 31, 2023
	Diagnostics	Therapeutic Devices	Consolidated	Diagnostics	Therapeutic Devices	Consolidated
Raw materials	$1,945	$2,542	$4,487	$1,801	$2,026	$3,827
Finished goods	49	507	556	141	256	397
Purchased inventory	272	263	535	331	617	948
Total	2,266	3,312	5,578	2,273	2,899	5,172

Less: reserves	(71)	—	(71)	(49)	—	(49)
Net inventory	$2,195	$3,312	$5,507	$2,224	$2,899	$5,123

9. Prepaid Expenses and Deposits

	June 30,	December 31,
	2024	2023
Deposits	$261	$919
Prepaid marketing	356	259
Prepaid insurance	653	436
Other	1,027	700
Total prepaid expenses and deposits	$2,297	$2,314

10. Accrued Expenses and Other Current Liabilities

	June 30,	December 31,
	2024	2023
Accrued employee compensation and benefits	$2,526	$4,131
Accrued taxes	911	1,069
Accrued professional services	767	145
Other	166	362
Total accrued expenses and other current liabilties	$4,370	$5,707

11. Property and Equipment

	June 30,	December 31,
	2024	2023
Machinery and office equipment	$9,921	$9,142
Furniture and equipment	224	224
Laboratory equipment	913	1,073
Leasehold improvements	1,982	1,953
Construction in progress	14,553	12,481
	27,593	24,873

Less: accumulated depreciation and amortization	(2,614)	(2,045)
Net property and equipment	$24,979	$22,828

Depreciation expense related to property and equipment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense	$351	$176	$685	$340

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

During the three months ended June 30, 2024, in line with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company conducted a review of its property and equipment for recoverability. This assessment was prompted by broader reviews within our reporting units. It was concluded that the carrying values of our plant and equipment assets were fully recoverable, resulting in no impairment charge being recognized as of June 30, 2024.

12. Goodwill and Intangible Assets

The following table provides a rollforward of the carrying amount of goodwill by segment:

	Diagnostics	Therapeutic Devices	Total
Goodwill - December 31, 2023	$15,866	$45,714	$61,580

Acquisitions	—	—	—
Adjustment to Purchase Price Allocations	—	—	—
Impairment	(15,866)	(158)	(16,024)

Goodwill - June 30, 2024	$(0)	$45,556	$45,556

During the three months ended June 30, 2024, the Company concluded it was more likely than not that the fair values of certain of its reporting units had declined below their carrying values due to slowed sales growth projections and the allocation of operating expenses. The Company completed an interim goodwill impairment analysis in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The difference between the reporting units’ carrying values and fair values was recognized as impairment charges.

The Company recognized $16,024 in non-cash impairment charges related to its goodwill during the six months ended June 30, 2024. This amount represented the full impairment of the goodwill in two reporting units in the Diagnostics segment and the partial impairment of goodwill in one reporting unit in the Therapeutic Devices segment. This charge is recorded under “Impairment expense” in our consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2024.

As part of our interim impairment analysis during the second quarter of 2024, the Company also evaluated its amortizable intangible assets for recoverability under ASC 360. The results of the assessment confirmed that the fair values of these assets continued to exceed their carrying amounts. As a result, no impairment charges were recognized.

The following table summarizes our intangible assets, net of accumulated amortization:

	June 30,	December 31,
	2024	2023
Computer software	$2,819	$1,741
Customer relationships	26,850	26,850
Licenses	8,042	8,042
Technology	25,050	25,050
Trademarks	16	16
Tradename	2,850	2,850
Website	962	962
	66,589	65,511

Less: accumulated amortization	(13,371)	(10,147)
Net intangibles	$53,218	$55,364

Included within intangibles are $563 in licenses associated with future exclusivity to sell products should we determine that they have both market viability and are a complementary fit within our suite of offerings. As these relationships are still in the exploratory phase with no revenue stream to match expenses against nor a guarantee that this exclusivity will ever be used, we are considering these to be indefinite lived as of June 30, 2024. This accounts for the difference between the net intangibles as found within our consolidated balance sheets and the amortization table below. We will continue to assess the commercialization status and relationship with these companies on a quarterly basis and will adjust our amortization schedules accordingly.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

The estimated future amortization of intangible assets is as follows:

2024	$3,216
2025	6,317
2026	5,852
2027	5,625
2028	5,575
2029 and thereafter	26,071
Total	$52,656

Amortization expense associated with intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization expense	$1,626	$1,293	$3,223	$2,492

13. Stock-Based Compensation

The Zomedica Amended and Restated Stock Option Plan ( the “Plan”) was amended and restated on June 15, 2022, and provides incentives through the grant of stock options which may be granted to the directors, officers, and employees of the Company.  The Plan is administered by the board of directors of the Company, and the aggregate number of shares reserved for issuance under the Plan shall not, at the time of the stock option grant, exceed ten percent of the total number of issued and outstanding shares (calculated on a non-diluted basis).  If any stock options granted under this Plan shall expire or terminate for any reason without having been exercised in full, they shall be available for the purposes of granting new stock options under this Plan.

During the six months ended June 30, 2024 and 2023, the Company issued 3,925,000 and 8,165,000 stock options to purchase an aggregate of 3,925,000 and 8,165,000 common shares. These options vest over a period of four years and have an expiration period of 10 years.

The continuity of stock options for the six months ended June 30, 2024 and 2023 are as follows:

	Number of	Weighted Avg
	Options	Exercise Price
Balance at December 31, 2023	93,349,943	$0.3338
Stock options granted	3,925,000	0.1452
Stock options forfeited	2,490,000	0.2350
Vested stock options expired	612,500	0.7990
Balance at June 30, 2024	94,172,443	$0.3255
Vested at June 30, 2024	46,188,274	$0.3517

	Number of	Weighted Avg
	Options	Exercise Price
Balance at December 31, 2022	84,112,443	$0.3602
Stock options granted	8,165,000	0.1998
Stock options forfeited	2,095,000	0.3441
Vested stock options expired	727,500	1.1228
Balance at June 30, 2023	89,454,943	$0.3397
Vested at June 30, 2023	30,045,224	$0.3497

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

The Company recorded the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense	$859	$1,725	$1,960	$3,490

As of June 30, 2024, the total unrecognized compensation cost related to nonvested awards was $4,298, which is expected to be recognized over a weighted-average period of 2.3 years.

14. Income Taxes

The Company is in an overall domestic net deferred tax liability position for the six months ended June 30, 2024. Management has assessed that the future taxable income resulting from the deferred tax liability position will result in partial utilization of the Company's US federal and state net operating loss carryforwards and has therefore concluded a valuation allowance of $15,524 is currently necessary. Due to the uncertainty of realizing any tax benefits as of June 30, 2024 due to historical losses, a full valuation allowance remains necessary to fully offset our Canadian deferred tax assets.

15. Commitments and Contingencies

From time to time, the Company may be exposed to claims and legal actions in the normal course of business. As of June 30, 2024, and continuing as of August 14, 2024, the Company is not aware of any pending or threatened material litigation claims against the Company.

On May 10, 2018, the Company entered into a Development, Commercialization and Exclusive Distribution Agreement. As part of the agreement, the Company is required to make the following future milestone payments:

●	$3,500 in cash payments upon the achievement of future development milestones;

●	$3,500 in equity, determined by dividing the amount due by the volume-weighted average price of the Company’s common stock on the NYSE American exchange over the 10 trading days prior to the achievement of each milestone event.

As of June 30, 2024, none of the future development milestones related to the above agreement have been met. The Company has assessed the probability of meeting the above milestones and has determined that an accrual is not necessary as of June 30, 2024 and December 31, 2023.

On January 17, 2023, the Company entered into a series of agreements with Qorvo Biotechnologies, LLC. Other than the obligation to purchase a minimum quantity of BAW sensors during the term of the BAW Sensor Supply Agreement, the obligations under these agreements were terminated upon the acquisition of Qorvo Biotechnologies, LLC on October 4, 2023.

On April 4, 2023, the Company entered into a Development and License Agreement with Brisby Inc.  Under the terms of this agreement, Brisby grants the Company a license to use, develop, manufacture, have manufactured, offer for sale, sell, and import certain Brisby products, such as the Smart Pet Pad and the Intelligent Pet Bed, along with any future developments of these products.

As part of this agreement, the Company is required to make the following milestone payments:

●	$3,500 in cash payments, split between license fees and equity interest, upon the achievement of future development milestones, inclusive of development milestones and commercial sales;

●	$750 in warrants upon the first commercial sale of the Smart Pet Pad, determined by dividing the amount due by the closing price of the Company's common stock on the date of such first commercial sale, as reported on the NYSE American exchange, with a term of 10 years;

●	$750 in warrants upon the first commercial sale of the Intelligent Pet Bed, determined by dividing the amount due by the closing price of the Company's common stock on the date of such first commercial sale, as reported on the NYSE American exchange, with a term of 10 years;

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

●	$5,000 in warrants upon reaching $15,000 in annual net sales of the licensed products, determined by dividing the amount due by the closing price of the Company's common stock on the date that net sales reach $15,000, as reported on the NYSE American exchange.

As of June 30, 2024, the Company has made $1,563 in cash payments for milestones achieved under this agreement and holds a 19.50% equity stake in Brisby Inc. The remaining cash payments, totaling $1,937, are due upon the achievement of future development milestones and the first commercial sales of the Smart Pet Pad and the Intelligent Pet Bed.

The Company’s investment in Brisby Inc. is accounted for under the equity-method in accordance with ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”), and is included in “Other assets” on our consolidated balance sheets.

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

The following is a reconciliation of consolidated revenue, cost of revenue, and gross profit amongst our reportable segments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	Diagnostics		Therapeutic Devices		Consolidated
	2024	2023	2024	2023	2024	2023
Net revenue	$419	$249	$5,712	$5,771	$6,131	$6,020
Cost of revenue	462	406	1,307	1,566	1,769	1,972
Gross (loss) profit	$(43)	$(157)	$4,405	$4,205	$4,362	$4,048

	Six Months Ended June 30,
	Diagnostics		Therapeutic Devices		Consolidated
	2024	2023	2024	2023	2024	2023
Net revenue	$1,163	$648	$11,230	$10,854	$12,393	$11,502
Cost of revenue	1,045	744	2,869	2,875	3,914	3,619
Gross (loss) profit	$118	$(96)	$8,361	$7,979	$8,479	$7,883

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

17. Loss Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net loss for the period	$(23,931)	$(5,249)	$(33,091)	$(11,634)

Denominator
Weighted average shares - basic	979,949,668	979,949,668	979,949,668	979,949,668

Loss per share - basic and diluted	$(0.024)	$(0.005)	$(0.034)	$(0.012)

As of June 30, 2024, and 2023, the Company had stock options outstanding of 94,172,443 and 89,454,943, respectively, and warrants outstanding of 32,561,418 for both periods. These securities could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive.

18. Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2024 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

(All amounts are expressed in thousands unless otherwise indicated)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto for the quarter ended June 30, 2024. This report contains forward-looking statements or forward-looking information (collectively, “forward-looking statements”) made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as the safe harbor provisions of applicable Canadian securities legislation, that are based on management’s beliefs and assumptions and involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.

Forward-looking statements can also be identified by words such as “future”, “anticipates”, “believes”, “projects”, “estimates”, “expects”, “intends”, “plans”, “predicts”, “will”, “should”, “would”, “could”, “can”, “may”, or similar terms. Forward-looking statements are not guarantees of future performance and Zomedica’s actual results may differ significantly from the results discussed in the forward-looking statements. Zomedica cautions that these statements are subject to numerous important risks, uncertainties, assumptions, and other factors, some of which are beyond Zomedica’s control. These risks could cause Zomedica’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to adverse macroeconomic conditions; changes in consumer confidence and spending in response to economic volatility; our ability to develop and commercialize our products; our ability to integrate our acquisitions successfully into our business; supply chain disruptions that increase our costs and impair our ability to manufacture our products; our ability to attract and keep senior management and key scientific personnel; our ability to obtain and maintain intellectual property protection; our ability to maintain the listing of our common shares on the NYSE American exchange; the accuracy of our estimates regarding expenses, future revenues, and capital requirements; and the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements.

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

Cost of Revenue

Cost of revenue consisted primarily of the cost of raw materials used in the assembly of: PulseVet® capital and consumables; TRUFORMA® capital and consumables; Assisi consumables; TRUVIEW™ capital and consumables; and VetGuardian® capital and services. We expense all inventory obsolescence provisions related to normal manufacturing changes as cost of revenue.

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

Canadian Taxes

In Canada, due to the uncertainty of realizing any tax benefits as of June 30, 2024, we continue to record a full valuation allowance against our Canadian deferred tax assets.

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

Comprehensive Loss

Our comprehensive loss is reported in accordance with ASC 220, Income Statement — Reporting Comprehensive Income (“ASC 220”).  Comprehensive loss is net loss plus certain items that are recorded directly to shareholders’ equity.

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

While our significant accounting policies are more fully described in Note 3 of the notes to our consolidated financial statements included within our 2023 Form 10-K, management has identified the following as “Critical Accounting Policies and Estimates”: Intangible Assets and Business Combinations; Impairment Testing; Valuation and Payback of Property and Equipment; and Revenue Recognition and Liabilities Due to Customers. We believe that the estimates and assumptions involved in these accounting policies may have the greatest potential impact on our financial statements.

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

During the three months ended June 30, 2024, the Company determined that triggering events occurred, which required interim testing for impairment in accordance with ASC 350.  We elected to perform a quantitative analysis as part of our interim goodwill impairment test. As of June 30, 2024, our analysis of the PulseVet reporting unit indicated that its fair value exceeded its carrying amount, including goodwill, by 56%. Our analysis of the Revo Squared, SMP and Assisi reporting units indicated that their respective fair values were below their carrying amounts, including goodwill, by 64%, 80% and 3%, respectively. This was driven by slowed future sales growth projections and the allocation of operating expenses. As a result, a goodwill impairment charge of $16,024 was recorded for the three and six months ended June 30, 2024, as part of the Company’s interim goodwill impairment test.

The carrying values of goodwill for the PulseVet and Assisi reporting units at June 30, 2024, were $43.4 million and $2.2 million, respectively.  Following the impairment recorded in the current period, there are no longer carrying values of goodwill for the Revo Squared or SMP reporting units.

The implied fair value for each reporting unit was calculated on a standalone basis using a weighted combination of the income approach and market approach.  The implied fair values of each reporting unit were added together along with our unallocated assets to get an indicated value of total equity.  This indicated value was compared to the total market capitalization as of June 30, 2024. This implied a control premium of 52.0%.  This control premium is in line with the control premiums observed in the last five years in the Medical, Dental, and Hospital Equipment and Supplies industry, which have historically been significantly higher than the aggregate control premiums across all other industries. As a result, the market capitalization reconciliation analysis provided support for the reasonableness of the fair values estimated for each individual reporting unit.

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

As of June 30, 2024, the carrying value of our Diagnostic instruments was $10,330. Significant assumptions included in the realization model are the rate of placement and expected utilization over the life of the instrument. A 25% reduction in the estimated revenues associated with annual placements of instruments would increase the payback period from 2.93 years to 3.81 years as of June 30, 2024.

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

As of June 30, 2024, the estimated value of our Therapeutic Device customer contract liability was $553. If the expected return rate had increased by 2%, the effect on current year’s reduction in sales and customer liability would have been approximately $61.

Results of Consolidated Operations

Our results of operations for the three and six months ended June 30, 2024 and 2023 are as follows:

Revenue

Revenue for the three months ended June 30, 2024 was $6,131, compared to $6,020 for the three months ended June 30, 2023, an increase of  $111, or 2%. Revenue for the six months ended June 30, 2024 was $12,393, compared to $11,502 for the six months ended June 30, 2023, an increase of $891, or 8%.

The increase in sales for the three months ended June 30, 2024 was primarily due to growth of our TRUFORMA® products, including the impact of launching new assays since the comparative period. The increase in sales for the six months ended June 30, 2024 was primarily due to the growth of our existing PulseVet® and TRUFORMA® products, as well as the continued performance of our VetGuardian® products, which had just recently launched during the six months ended June 30, 2023. In general, we expect revenue to increase in subsequent periods as we increase our sales, marketing, and commercialization efforts.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2024 was $1,769, compared to $1,972 for the three months ended June 30, 2023, a decrease of $203, or 10%. Cost of revenue for the six months ended June 30, 2024 was $3,914, compared to $3,619 for the six months ended June 30, 2023, an increase of $295, or 8%.

The decrease in cost of revenue for the three months ended June 30, 2024 was primarily due to non-recurring manufacturing costs incurred during the prior period, as well as lower costs realized from the further integration of our Minnesota manufacturing facility acquired during the second half of 2023. The increase in cost of revenue for the six months ended June 30, 2024 was driven primarily by increased manufacturing expense resulting from higher unit sales. We anticipate that costs of revenue will continue to increase in subsequent periods in line with increased unit sales as described above.

Gross Profit

Gross profit margin for the three months ended June 30, 2024 was 71%, compared to 67% for the three months ended June 30, 2023. Gross profit margin for the six months ended June 30, 2024 was 68%, compared to 69% for the six months ended June 30, 2023.

The increase in gross profit margin percentage for the three months ended June 30, 2024 was primarily due to non-recurring manufacturing costs incurred during the prior period as well as improvements associated with the integration of our Minnesota manufacturing facility. The decrease in profit margin percentage for the six months ended June 30, 2024 was primarily due to the integration of products and new launches, along with product mix impacts associated with the sales of these new offerings.

General and Administrative

General and administrative expense for the three months ended June 30, 2024 was $7,976, compared to $6,850 for the three months ended June 30, 2023, an increase of $1,126, or 16%. General and administrative expense for the six months ended June 30, 2024 was $16,601, compared to $13,863 for the six months ended June 30, 2023, an increase of $2,738, or 20%.

The increase in general and administrative expenses for both comparative periods was driven primarily by proxy and special meeting costs, professional fees for specialized accounting and development work, as well as increased amortization expense associated with acquisitions made in the second half of 2023. These increases were partially offset by lower stock-based compensation expense in both comparative periods. While we expect future general and administrative expense to increase, we anticipate it to decrease proportionally with sales and related product expansion.

Research and Development

Research and development expense for the three months ended June 30, 2024 was $1,506, compared to $859 for the three months ended June 30, 2023, an increase of $647, or 75%. Research and development expense for the six months ended June 30, 2024 was $3,277, compared to $1,777 for the six months ended June 30, 2023, an increase of $1,500, or 84%.

The increase in research and development expenses for both comparative periods was driven primarily by the continued buildup of internal capabilities to develop, test, and manufacture our next generation of diagnostic products. We anticipate that R&D costs will increase as we maintain and enhance our current product lines and continue to develop new products.

Selling and Marketing

Selling and marketing expense for the three months ended June 30, 2024 was $3,923, compared to $3,081 for the three months ended June 30, 2023, an increase of $842, or 27%. Selling and marketing expense for the six months ended June 30, 2024 was $8,030, compared to $6,497 for the six months ended June 30, 2023, an increase of $1,533, or 24%.

The increase in selling and marketing expenses for both comparative periods was driven primarily by salaries and commissions, associated with increased hiring campaigns and increased marketing campaigns / attendance at tradeshows to build brand awareness and recognition of our expanding suite of products. We expect future selling and marketing expense to increase in line with product expansion and growth in our commercialization efforts.

Impairment Expense

Impairment expense for the three months ended June 30, 2024 was $16,024, compared to $0 for the three months ended June 30, 2023, an increase of $16,024, or 100%. Impairment expense for the six months ended June 30, 2024 was $16,024, compared to $0 for the six months ended June 30, 2023, an increase of $16,024, or 100%.

The increase in the impairment expense for both comparative periods was attributable to the goodwill impairment recognized during the three months ended June 30, 2024, driven by slowed future sales growth projections and the allocation of operating expenses.

Net Loss

Net loss for the three months ended June 30, 2024 was $23,931 compared to a net loss of $5,249 for the three months ended June 30, 2023, an increase of $18,682, or 356%. Net loss for the six months ended June 30, 2024 was $33,091, compared to a net loss of  $11,634 for the six months ended June 30, 2023, an increase of $21,457, or 184%.

The increase in net loss was attributed to the matters described above. We expect to continue to record net losses in future periods until such time as we have sufficient revenue from product sales to offset our operating expenses.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below

	Six Months Ended June 30,
	2024	2023	Change
Cash used in operating activities	$(14,309)	$(7,933)	$(6,376)	80%
Cash provided by investing activities	9,397	8,529	868	10%
(Decrease) increase in cash and cash equivalents	(4,912)	596	(5,508)	(924)%
Effect of exchange rate changes on cash	(101)	(44)	(57)	130%
Cash and cash equivalents, beginning of period	12,952	27,399	(14,447)	(53)%
Cash and cash equivalents, end of period	$7,939	$27,951	$(20,012)	(72)%

Net cash used in operating activities for the six months ended June 30, 2024 was $14,309, compared to $7,933 for the six months ended June 30, 2023, an increase in cash used of $6,376, or 80%. The increase in cash used in operating activities resulted primarily from the losses noted above and lower non-cash stock compensation in the current period compared to the prior period.

Net cash provided by investing activities for the six months ended June 30, 2024 was $9,397, compared to $8,529 for the six months ended June 30, 2023, an increase in cash provided of $868, or 10%. The increase in cash provided by investing activities resulted primarily from non-recurring payments for Qorvo licenses during the six months ended June 30, 2023, partially offset by lower maturity of available-for-sale securities and increased capital expenditures for the six months ended June 30, 2024.

Liquidity, Capital Resources, and Financial Condition

We have incurred losses and negative cash flows from operations since our inception in May 2015. As of June 30, 2024, we had an accumulated deficit of $204,024. We have funded our working capital requirements primarily through the sale of our equity and equity-related securities and the exercise of stock options and warrants.

As of June 30, 2024, the Company had working capital (defined as current assets minus current liabilities) of $81,387.

Short-Term Cash Requirements

We believe that our existing cash is sufficient to fund our expected short-term needs. We currently have fixed obligations in association with our building leases and quarterly inventory orders. We also have payment obligations associated with our on-going clinical studies, and we expect that we have sufficient cash to cover these requirements. We do not expect that our operations will require significant increases in our short-term cash needs, and our short-term cash requirements have not changed materially since the 2023 Form 10-K.

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

U.S. Taxes

As of June 30, 2024, we had deferred tax assets for net operating loss carryforwards for U.S. federal income tax purposes of $14,069 and non-capital loss carryforwards for Canada of $9,581, which will begin to expire in fiscal year 2035. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. In 2021, we concluded that, due to the limitations under Section 382, our U.S. federal income tax net operating loss carryforwards, as well as R&D credit carryforwards, for the periods prior to February 11, 2021 have been limited to zero. We therefore have derecognized $3,814 of this asset, reducing the carryforward of these amounts to $10,225.

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

Other Matters: Adoption of Stock Appreciation Rights Plan

On August 12, 2024, the Board of Directors of Zomedica Corp. (the “Company”) adopted the Zomedica Corp. 2024 Stock Appreciation Rights Plan (the “SAR Plan”).  The SAR Plan will be administered by the Board of Directors of the Company (the “Board”); the Board may delegate administration of the SAR Plan to a committee of the Board.  Up to 10% of the issued and outstanding shares of common stock of the Company (calculated on a non-diluted basis) is available for the grant of stock appreciation rights (“SARs”) under the SAR Plan, subject to adjustment as provided in the SAR Plan.  This is a limit on the number of SARs that can be issued under the SAR Plan; however, no shares are issued under the SAR Plan upon the exercise of a SAR and awards are settled solely in cash.

The Board may make SAR awards to employees, consultants and directors of the Company or any affiliate of the Company, including Zomedica Inc.  The exercise price of a SAR will be determined by the Board, but will not be less than the fair market value of one share of common stock on the grant date.  The Board will also determine the term of the SAR, which may not exceed ten years, and establish the vesting provisions of each SAR.  Upon exercise of a SAR, the participant will receive a cash payment equal to the excess of the fair market value of a share of common stock on the exercise date over the exercise price of the SAR.

Following termination of a participant’s service with the Company, the participant may exercise any vested SARs within 90 days or the expiration date of the SAR, if earlier.  The exercise period is extended to 12 months if the separation from service is due to death or disability of the participant, or the expiration date of the SAR, if earlier.

The Board also adopted a form of stock appreciation rights agreement for employees, and a form of stock appreciation rights agreement for directors.

The foregoing description of the SAR Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the SAR Plan, the form of stock appreciation rights agreement for employees and the form of stock appreciation rights agreement for directors, copies of which are filed as Exhibit 10.3 and 10.4, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below and in Part II, Item 9A, "Controls and Procedures" of our 2023 Form 10-K. The material weakness has been remediated as of June 30, 2024.

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

Our management including our principal executive officer and principal financial and accounting officer, performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2024, utilizing the criteria discussed in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of June 30, 2024. Based on management's assessment, we have concluded that our internal control over financial reporting was effective as of June 30, 2024, due to the remediation of the material weakness described below.

Prior Year Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Part II, Item 9A, "Controls and Procedures" of our 2023 Form 10-K, we identified the following weakness in internal controls:

As of December 31, 2023, there was a material weakness relating to the timeliness and precision of management's review controls around financial projections relevant to the evaluation of goodwill impairment relating to our Assisi product line.

Remediation status for material weakness in internal control over financial reporting

During the three months ended June 30, 2024, we implemented our remediation plan around the previously disclosed material weakness in relation to our annual impairment test of goodwill.

The Company completed a cross-functional review of year-to-date results and revised them as appropriate, including revising our estimates on the allocation of operating expenses not directly attributable to a specific reporting unit. To achieve the revised estimates, the Company and third-party consultants developed modeling that enabled transparent allocations of expenses to each reporting unit. All inputs and assumptions into the valuation model were reviewed with the appropriate responsible Company personnel. The Company ensured that the outputs of the valuation model are consistent and reasonable with known business conditions. The results of the analysis and impacts were appropriately and timely reviewed, ensuring consensus on the accounting conclusions. Based on the actions taken, as well as the evaluation of the design of the control, management concluded that the material weakness was remediated as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

Other than as discussed above, during the three months ended June 30, 2024 there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

10.2+	Amendment to Offer letter Peter Donato dated April 1, 2024 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K filed with the Commission on April 1, 2024 (File No. 001-38298))
10.3+	Stock Appreciation Rights Agreement (Employees)
10.4+	Stock Appreciation Rights Agreement (Directors)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL (1).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

+	Indicates management contract or compensatory plan.
*	Furnished herewith
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2024.

Zomedica Corp.

By:	/s/ Larry Heaton
Name:	Larry Heaton
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter Donato
Name:	Peter Donato
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)