Form 10-Q
period 2024-09-30
Zomedica Corp.
filed 2024-11-07
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024.

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

As of November 7, 2024, 979,949,668 shares of the registrant’s common shares, without par value, were issued and outstanding.

ZOMEDICA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2024

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Zomedica Corp.

Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023

(United States Dollars in Thousands)

	September 30,	December 31,
	2024	2023
Assets

Current assets
Cash and cash equivalents	$9,747	$12,952
Available-for-sale securities	67,128	77,545
Trade receivables, net	1,759	1,197
Inventory, net	5,429	5,123
Prepaid expenses and deposits	2,579	2,064
Other receivables	628	1,001
Total current assets	87,270	99,882

Prepaid expenses and deposits	196	250
Property and equipment, net	25,540	22,828
Right-of-use asset	1,828	2,466
Goodwill	45,556	61,580
Intangible assets, net	51,616	55,364
Non current available-for-sale securities	966	10,005
Other assets	1,143	822
Total assets	$214,115	$253,197

Liabilities and shareholders’ equity

Current liabilities
Accounts payable	$2,376	$2,068
Accrued income taxes	96	65
Current portion of lease obligations	632	916
Customer contract liabilities	293	276
Accrued expenses and other current liabilities	4,667	5,707
Total current liabilities	8,064	9,032

Lease obligations	1,445	1,814
Deferred tax liabilities	694	1,138
Customer contract liabilities	260	252
Other liabilities	808	944
Total liabilities	$11,271	$13,180

Commitments and contingencies (Note 15)

Shareholders’ equity
Unlimited common shares, no par value; 979,949,668 issued and outstanding at September 30, 2024 and December 31, 2023	$380,973	$380,973
Additional paid-in capital	32,292	29,929
Accumulated deficit	(210,721)	(170,933)
Accumulated comprehensive income	300	48
Total shareholders' equity	202,844	240,017

Total liabilities and shareholders’ equity	$214,115	$253,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited) (United States Dollars in Thousands, Except for Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$6,997	$6,347	$19,390	$17,849
Cost of revenue	1,937	1,985	5,851	5,604
Gross profit	5,060	4,362	13,539	12,245

Expenses
General and administrative	6,765	6,115	23,366	19,977
Research and development	1,845	867	5,122	2,645
Selling and marketing	3,890	3,328	11,920	9,826
Impairment expense	—	—	16,024	—
Loss from operations	(7,440)	(5,948)	(42,893)	(20,203)
Interest income	977	1,437	3,108	4,309
Interest expense	—	(64)	—	(175)
(Loss) gain on disposal of assets	(134)	14	(173)	15
Other (loss) income, net	(111)	2,195	25	2,195
Foreign exchange loss	(16)	(45)	(191)	(54)
Loss before income taxes	(6,724)	(2,411)	(40,124)	(13,913)
Income tax benefit	(27)	(1,920)	(336)	(1,790)
Net loss	(6,697)	(491)	(39,788)	(12,123)
Unrealized gain, change in fair value of available-for-sale securities, net of tax	225	244	223	520
Change in foreign currency translation	139	(19)	29	(62)
Net loss and comprehensive loss	$(6,333)	$(266)	$(39,536)	$(11,665)

Weighted average number of common shares - basic and diluted	979,949,668	979,949,668	979,949,668	979,949,668

Loss per share - basic and diluted (Note 17)	$(0.01)	$(0.00)	$(0.04)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Shareholders’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited) (United States Dollars in Thousands)

	Three Months Ended September 30, 2024
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at June 30, 2024	979,949,668	$380,973	$31,832	$(204,024)	$(64)	$208,717
Stock-based compensation	—	—	473	—	—	473
Stock issuance costs	—	—	(13)	—	—	(13)
Net loss	—	—	—	(6,697)	—	(6,697)
Other comprehensive income	—	—	—	—	364	364
Balance at September 30, 2024	979,949,668	$380,973	$32,292	$(210,721)	$300	$202,844

	Nine Months Ended September 30, 2024
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2023	979,949,668	$380,973	$29,929	$(170,933)	$48	$240,017
Stock-based compensation	—	—	2,433	—	—	2,433
Stock issuance costs	—	—	(70)	—	—	(70)
Net loss	—	—	—	(39,788)	—	(39,788)
Other comprehensive income	—	—	—	—	252	252
Balance at September 30, 2024	979,949,668	$380,973	$32,292	$(210,721)	$300	$202,844

	Three Months Ended September 30, 2023
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at June 30, 2023	979,949,668	$380,973	$27,156	$(148,035)	$(612)	$259,482
Stock-based compensation	—	—	1,668	—	—	1,668
Net loss	—	—	—	(491)	—	(491)
Other comprehensive income	—	—	—	—	225	225
Balance at September 30, 2023	979,949,668	$380,973	$28,824	$(148,526)	$(387)	$260,884

	Nine Months Ended September 30, 2023
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2022	979,949,668	$380,973	$23,666	$(136,403)	$(845)	$267,391
Stock-based compensation	—	—	5,158	—	—	5,158
Net loss	—	—	—	(12,123)	—	(12,123)
Other comprehensive income	—	—	—	—	458	458
Balance at September 30, 2023	979,949,668	$380,973	$28,824	$(148,526)	$(387)	$260,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023

(Unaudited) (United States Dollars in Thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(39,788)	$(12,123)
Adjustments for:
Depreciation	1,102	538
Amortization - intangible assets	4,834	3,890
Impairment loss	16,024	—
Loss (gain) on disposal of property and equipment	173	(15)
Gain on conversion of notes receivable	—	(2,174)
Stock-based compensation	2,433	5,158
Non cash portion of rent benefit	(15)	(2)
Accretion/amortization of available-for-sale securities	(1,608)	(1,716)
Equity in earnings of nonconsolidated entities	116	—
Deferred tax expense	(444)	(1,960)
Change in assets and liabilities, net of acquisitions:
Purchased inventory	(660)	(1,350)
Prepaid expenses and deposits	(460)	616
Trade receivables	(562)	(737)
Other receivables	570	193
Accounts payable	308	(547)
Accrued income tax	31	(73)
Deferred tax liabilities	—	—
Accrued expenses and other current liabilities	(1,048)	(524)
Customer contract liabilities	25	137
Other liabilities	(136)	(271)
Net cash used in operating activities	(19,105)	(10,960)

Cash flows from investing activities:
Securities matured	21,091	33,240
Investment in nonconsolidated entities	(437)	—
Investment in debt security (at fair value)	—	(1,750)
Investment in property and equipment	(4,637)	(9,304)
Acquisition of intangibles	(79)	(4,120)
Investment in acquisitions, net of cash acquired (SMP)	—	(12,660)
Net cash provided by investing activities	15,938	5,406

Cash flows from financing activities:
Stock issuance costs paid	(70)	—
Net cash used in financing activities	(70)	—

Decrease in cash and cash equivalents	(3,237)	(5,554)
Effect of exchange rate changes on cash	32	(62)
Cash and cash equivalents, beginning of year	12,952	27,399
Cash and cash equivalents, end of period	$9,747	$21,783

Noncash activities:
Change in fair value of available-for-sale securities, net of tax	$223	$520
Property and equipment accrued for in accounts payable	94	24
Transfer of property and equipment into intangibles	1,007	2,839
Transfer of inventory into property and equipment	354	582

Supplemental cash flow information:
Interest received on available-for-sale securities	$1,755	$2,550

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

Estimates and Assumptions

In preparing these condensed consolidated financial statements, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate.  These estimates and assumptions are subject to an inherent degree of uncertainty.  We are not presently aware of any events or circumstances that would require us to update such estimates and assumptions or revise the carrying value of our assets or liabilities.  Our estimates may change, however, as new events occur, and additional information is obtained. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements.

Functional and Reporting Currencies

The functional currency for Canada and our subsidiaries in the United States and Switzerland is U.S. dollars, which is also our reporting currency.  The functional currency, as determined by management, for our Japanese subsidiary is Japanese Yen.  Japanese Yen is translated for financial reporting purposes, with translation gains and losses recorded as a component of other comprehensive income or loss.  In respect of transactions denominated in currencies other than the Company’s and its wholly owned operating subsidiaries’ functional currencies, the monetary assets and liabilities are remeasured at the period end rates.  Revenue and expenses are measured at

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

rates of exchange prevailing on the transaction dates.  All exchange gains or losses resulting from these transactions are recognized in the consolidated statements of operations.

Comparative Figures

To better align with the way we track our business, we’ve combined construction in progress into property and equipment, net, for the nine months ended September 30, 2024.  The consolidated balance sheets for the year ended December 31, 2023 have been adjusted to conform to the current year presentation of property and equipment, net.  The change in presentation had no effect on the reported results in our balance sheets and does not affect previously reported cash flows from investing activities in the consolidated statements of cash flows.

To further enhance the transparency of our financial reporting, we have reclassified “Accounts payable” as its own line item, separating it from “Accounts payable and accrued liabilities.” Furthermore, we combined the accrued liabilities portion of “Accounts payable and accrued liabilities” with amounts previously included in “Other current liabilities” into a new line item, “Accrued expenses and other current liabilities”, to provide a comprehensive view of these obligations as of September 30, 2024. This presentation is supported by Note 10, “Accrued Expenses and Other Current Liabilities”, in the Notes to the Condensed Consolidated Financial Statements. The consolidated balance sheets for the year ended December 31, 2023, have been adjusted to align with the current presentation. The change in presentation had no impact on the reported results in our balance sheets and does not affect previously reported cash flows from operating activities in the consolidated statements of cash flows. Refer to Note 10 for further details.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents.  As of September 30, 2024 and December 31, 2023, the Company's cash balances exceeded federally insured limits by approximately $1,468 and $1,308.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivables are recorded net of an allowance for credit losses and have payment terms of 30 days.  Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries, and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions.  As of September 30, 2024 and December 31, 2023, our allowances were $165 and $103, respectively, and were recorded net in trade receivables.  While we believe that our allowance for credit losses is adequate and represents our best estimate as of September 30, 2024, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to these estimates.

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

Included in property and equipment is construction in progress (“CIP”), which consists of property and equipment that are purchased or constructed and require time before being ready for their intended use. CIP is recorded at acquisition cost, including directly attributable installation costs. No depreciation is recorded on CIP until assets are complete and ready for use, at which point CIP balances are transferred to the appropriate property and equipment accounts, and depreciation begins in accordance with our policy.

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

Disaggregated revenue for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,
	Diagnostics		Therapeutic Devices		Consolidated
	2024	2023	2024	2023	2024	2023
Capital	$168	$177	$2,073	$1,673	$2,241	$1,850
Consumables	339	190	4,370	4,292	4,709	4,482
Other	-	-	47	15	47	15
Total revenue	$507	$367	$6,490	$5,980	$6,997	$6,347

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

	Nine Months Ended September 30,
	Diagnostics		Therapeutic Devices		Consolidated
	2024	2023	2024	2023	2024	2023
Capital	$743	$461	$5,452	$5,058	$6,195	$5,519
Consumables	927	555	12,153	11,710	13,080	12,265
Other	-	-	115	65	115	65
Total revenue	$1,670	$1,016	$17,720	$16,833	$19,390	$17,849

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

5. Investment Securities

The following represents the Company’s investment securities as of September 30, 2024 and December 31, 2023:

Balance at September 30, 2024	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$14,456	$459	$15	$14,930
Corporate notes / bonds	46,437	426	83	46,946
Money market funds	5,741	—	—	5,741
U.S. govt. agencies	3,441	18	—	3,459
U.S. treasuries	2,708	51	—	2,759
Total investment securities	$72,783	$954	$98	$73,835

Balance at December 31, 2023	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$15,681	$285	$20	$15,986
Corporate notes / bonds	45,954	614	(75)	46,493
Money market funds	5,374	—	—	5,374
U.S. govt. agencies	18,076	122	(33)	18,165
U.S. treasuries	10,282	156	(36)	10,402
Total investment securities	$95,367	$1,177	$(124)	$96,420

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

Accretion / (amortization) refers to the discounts and premiums incurred on bonds and notes purchased and are included within Interest income on our consolidated statements of operations and comprehensive loss.

Accrued interest receivable, related to the above investment securities, as of  September 30, 2024 and December 31, 2023 amounted to $500 and $586, respectively, and is included in Other receivables on our consolidated balance sheets. Contractual maturities of investment securities as of September 30, 2024 are as follows (in thousands):

	Acquisition Cost	Estimated Fair Value
Original maturities of 90 days or less	$5,741	$5,741
Original maturities of 91-365 days	66,077	67,128
Original maturities of 366+ days	965	966
Total investment securities	$72,783	$73,835

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

Earnout liability: The Company has reported the fair value of the earnout liability within “Other liabilities” on the consolidated balance sheet.  See footnote 7 for additional details.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

In accordance with the fair value hierarchy described above, the following table shows the fair value of our investments as of September 30, 2024 and December 31, 2023:

Balance at September 30, 2024	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$—	$14,930	$—	$14,930
Corporate notes / bonds	—	46,946	—	46,946
Money market funds	5,741	—	—	5,741
U.S. govt. agencies	3,459	—	—	3,459
U.S. treasuries	2,759	—	—	2,759
Total investment securities	$11,959	$61,876	$—	$73,835

Balance at December 31, 2023	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$—	$15,986	$—	$15,986
Corporate notes / bonds	—	46,493	—	46,493
Money market funds	5,374	—	—	5,374
U.S. govt. agencies	18,165	—	—	18,165
U.S. treasuries	10,402	—	—	10,402
Total investment securities	$33,941	$62,479	$—	$96,420

The following tables shows our investments as of September 30, 2024 and December 31, 2023 and their respective balance sheet classifications:

Balance at September 30, 2024	Cash & Cash Equivalents	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$—	$14,930	$—	$14,930
Corporate notes / bonds	—	46,946	—	46,946
Money market funds	5,741	—	—	5,741
U.S. govt. agencies	—	2,493	966	3,459
U.S. treasuries	—	2,759	—	2,759
Total investment securities	$5,741	$67,128	$966	$73,835

Balance at December 31, 2023	Cash & Cash Equivalents	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$—	$15,986	$—	$15,986
Corporate notes / bonds	—	36,973	9,520	46,493
Money market funds	5,374	—	—	5,374
U.S. govt. agencies	—	17,680	485	18,165
U.S. treasuries	3,496	6,906	—	10,402
Total investment securities	$8,870	$77,545	$10,005	$96,420

Unrealized gains on our investments have not been recorded into income as we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis.  The decline in fair value of our debt securities is largely due to the rising interest rate environment driven by current market conditions that have resulted in higher credit spreads.  The credit ratings associated with our debt securities are mostly unchanged, are highly rated, and the debtors continue to make timely principal and interest payments.  As a result, there were no credit or non-credit impairment charges recorded through September 30, 2024.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

7. Business Combinations

All of the Company’s acquisitions of businesses have been accounted for under ASC 805.  Accordingly, the assets of the acquired companies reflect the fair values and have been included in the Company’s Condensed Consolidated Financial Statements from their respective dates of acquisition.

The results of operations of Revo Squared LLC, Assisi Animal Health, LLC, Structured Monitoring Products, Inc, and Qorvo Biotechnologies, LLC have been included in the Company’s Condensed Consolidated Financial Statements since the dates of acquisition on June 14, 2022, July 15, 2022, September 4, 2023, and October 4, 2023 respectively.

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

In addition, Zomedica Inc. has agreed to pay Revo Squared aggregate earn-out payments ranging from $0 to $4,000 based on the achievement of milestones related to future net sales from Revo Squared Products. One-time earn-out payments of $2,000 each will be payable upon net sales from Revo Squared Products exceeding $5,000 and $10,000 during any calendar year ending on or prior to December 31, 2027.  The fair value of the earnout liability was adjusted from $2,000 to $447 at September 30, 2024.  Fair value of the earnout was determined using Level 3 inputs.

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

The following table summarizes the final fair value amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

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

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

8. Inventory

	September 30, 2024			December 31, 2023
	Diagnostics	Therapeutic Devices	Consolidated	Diagnostics	Therapeutic Devices	Consolidated
Raw materials	$2,046	$2,628	$4,674	$1,801	$2,026	$3,827
Finished goods	34	250	284	141	256	397
Purchased inventory	200	278	478	331	617	948
Total	2,280	3,156	5,436	2,273	2,899	5,172

Less: reserves	(7)	—	(7)	(49)	—	(49)
Net inventory	$2,273	$3,156	$5,429	$2,224	$2,899	$5,123

9. Prepaid Expenses and Deposits

	September 30,	December 31,
	2024	2023
Deposits	$244	$919
Prepaid marketing	488	259
Prepaid insurance	610	436
Other	1,433	700
Total prepaid expenses and deposits	$2,775	$2,314

10. Accrued Expenses and Other Current Liabilities

	September 30,	December 31,
	2024	2023
Accrued employee compensation and benefits	$2,834	$4,131
Accrued taxes	949	1,069
Accrued professional services	642	145
Other	242	362
Total accrued expenses and other current liabilties	$4,667	$5,707

11. Property and Equipment

	September 30,	December 31,
	2024	2023
Machinery and office equipment	$10,083	$9,142
Furniture and equipment	223	224
Laboratory equipment	857	1,073
Leasehold improvements	3,083	1,953
Construction in progress	14,298	12,481
	28,544	24,873

Less: accumulated depreciation and amortization	(3,004)	(2,045)
Net property and equipment	$25,540	$22,828

Depreciation expense related to property and equipment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation expense	$417	$198	$1,102	$538

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

During the nine months ended September 30, 2024, in line with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company conducted a review of its property and equipment for recoverability. This assessment was prompted by broader reviews within our reporting units. It was concluded that the carrying values of our plant and equipment assets were fully recoverable, resulting in no impairment charge being recognized as of September 30, 2024.

12. Goodwill and Intangible Assets

The following table provides a rollforward of the carrying amount of goodwill by segment:

	Diagnostics	Therapeutic Devices	Total
Goodwill - December 31, 2023	$15,866	$45,714	$61,580

Acquisitions	—	—	—
Adjustment to Purchase Price Allocations	—	—	—
Impairment	(15,866)	(158)	(16,024)

Goodwill - September 30, 2024	$(0)	$45,556	$45,556

During the nine months ended September 30, 2024, the Company concluded it was more likely than not that the fair values of certain of its reporting units had declined below their carrying values due to slowed sales growth projections and the allocation of operating expenses. The Company completed an interim goodwill impairment analysis in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The difference between the reporting units’ carrying values and fair values was recognized as impairment charges.

The Company recognized $0 and $16,024 in non-cash impairment charges related to its goodwill during the three and nine months ended September 30, 2024. This amount represented the full impairment of the goodwill in two reporting units in the Diagnostics segment and the partial impairment of goodwill in one reporting unit in the Therapeutic Devices segment. This charge is recorded under “Impairment expense” in our consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2024.

As part of our interim impairment analysis during the nine months ended September 30, 2024, the Company also evaluated its amortizable intangible assets for recoverability under ASC 360. The results of the assessment confirmed that the fair values of these assets continued to exceed their carrying amounts. As a result, no impairment charges were recognized.

The following table summarizes our intangible assets, net of accumulated amortization:

	September 30,	December 31,
	2024	2023
Computer software	$2,827	$1,741
Customer relationships	26,850	26,850
Licenses	8,042	8,042
Technology	25,050	25,050
Trademarks	16	16
Tradename	2,850	2,850
Website	962	962
	66,597	65,511

Less: accumulated amortization	(14,981)	(10,147)
Net intangibles	$51,616	$55,364

Included within intangibles are $563 in licenses associated with future exclusivity to sell products should we determine that they have both market viability and are a complementary fit within our suite of offerings. As these relationships are still in the exploratory phase with no revenue stream to match expenses against nor a guarantee that this exclusivity will ever be used, we are considering these to be indefinite lived as of September 30, 2024. This accounts for the difference between the net intangibles as found within our consolidated

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

balance sheets and the amortization table below. We will continue to assess the commercialization status and relationship with these companies on a quarterly basis and will adjust our amortization schedules accordingly.

The estimated future amortization of intangible assets is as follows:

2024	$1,605
2025	6,319
2026	5,854
2027	5,627
2028	5,577
2029 and thereafter	26,071
Total	$51,053

Amortization expense associated with intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization expense	$1,611	$1,398	$4,834	$3,890

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

During the nine months ended September 30, 2024 and 2023, the Company issued 4,325,000 and 9,275,000 stock options to purchase an aggregate of 4,325,000 and 9,275,000 common shares, respectively. These options vest over a period of four years and have an expiration period of 10 years.

The continuity of stock options for the nine months ended September 30, 2024 and 2023 are as follows:

	Number of	Weighted Avg
	Options	Exercise Price
Balance at December 31, 2023	93,349,943	$0.3338
Stock options granted	4,325,000	0.1450
Stock options forfeited	9,457,500	0.2102
Vested stock options expired	1,355,500	0.4861
Balance at September 30, 2024	86,861,943	$0.3355
Vested at September 30, 2024	47,347,774	$0.3520

	Number of	Weighted Avg
	Options	Exercise Price
Balance at December 31, 2022	84,112,443	$0.3602
Stock options granted	9,275,000	0.2327
Stock options forfeited	2,507,500	0.3292
Vested stock options expired	1,002,500	0.9126
Balance at September 30, 2023	89,877,443	$0.3397
Vested at September 30, 2023	31,648,974	$0.3476

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

The Company recorded the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation expense	$473	$1,668	$2,433	$5,158

As of September 30, 2024, the total unrecognized compensation cost related to nonvested awards was $2,727, which is expected to be recognized over a weighted-average period of 2.0 years.

14. Income Taxes

The Company is in an overall domestic net deferred tax liability position for the nine months ended September 30, 2024. Management has assessed that the future taxable income resulting from the deferred tax liability position will result in partial utilization of the Company's US federal and state net operating loss carryforwards and has therefore concluded a valuation allowance of $15,302 is currently necessary. Due to the uncertainty of realizing any tax benefits as of September 30, 2024 due to historical losses, a full valuation allowance remains necessary to fully offset our Canadian deferred tax assets.

15. Commitments and Contingencies

From time to time, the Company may be exposed to claims and legal actions in the normal course of business. As of September 30, 2024, and continuing as of November 7, 2024, the Company is not aware of any pending or threatened material litigation claims against the Company.

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

As of September 30, 2024, none of the future development milestones related to the above agreement have been met. The Company has assessed the probability of meeting the above milestones and has determined that an accrual is not necessary as of September 30, 2024 and December 31, 2023.

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

As of September 30, 2024, the Company has made $1,563 in cash payments for milestones achieved under this agreement and holds a 19.50% equity stake in Brisby Inc. The remaining cash payments, totaling $1,937, are due upon the achievement of future development milestones and the first commercial sales of the Smart Pet Pad and the Intelligent Pet Bed.

The Company’s investment in Brisby Inc. is accounted for under the equity method in accordance with ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”), and is included in “Other assets” on our consolidated balance sheets.

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

The following is a reconciliation of consolidated revenue, cost of revenue, and gross profit amongst our reportable segments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	Diagnostics		Therapeutic Devices		Consolidated
	2024	2023	2024	2023	2024	2023
Net revenue	$507	$367	$6,490	$5,980	$6,997	$6,347
Cost of revenue	396	476	1,541	1,509	1,937	1,985
Gross (loss) profit	$111	$(109)	$4,949	$4,471	$5,060	$4,362

	Nine Months Ended September 30,
	Diagnostics		Therapeutic Devices		Consolidated
	2024	2023	2024	2023	2024	2023
Net revenue	$1,670	$1,016	$17,720	$16,833	$19,390	$17,849
Cost of revenue	1,441	1,220	4,410	4,384	5,851	5,604
Gross (loss) profit	$229	$(204)	$13,310	$12,449	$13,539	$12,245

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

17. Loss Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net loss for the period	$(6,697)	$(491)	$(39,788)	$(12,123)

Denominator
Weighted average shares - basic	979,949,668	979,949,668	979,949,668	979,949,668

Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.04)	$(0.01)

As of September 30, 2024, and 2023, the Company had stock options outstanding of 86,861,943 and 89,877,443, respectively, and warrants outstanding of 32,561,418 for both periods. These securities could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive.

18. Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2024 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

(All amounts are expressed in thousands unless otherwise indicated)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto for the quarter ended September 30, 2024. This report contains forward-looking statements or forward-looking information (collectively, “forward-looking statements”) made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as the safe harbor provisions of applicable Canadian securities legislation, that are based on management’s beliefs and assumptions and involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.

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

Components of Revenue and Costs and Expenses

Revenue

Our revenue consisted of consumables sold in the U.S. and internationally associated with our Assisi® products; capital and consumables sold in the U.S and internationally associated with our PulseVet® platform; consumables sold in the U.S associated with our TRUFORMA®  platform; subscriptions and services sold in the U.S. associated with our TRUVIEW™ products; and capital and service agreements sold in the U.S. and internationally associated with our VetGuardian®  products.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages, stock-based compensation, and overhead costs incurred to support our business as a publicly traded company. The functions involved include Accounting, Business Development, Finance, HR, Information Technology, Investor Relations, Legal, and portions of other functional areas. Included within these support costs are significant public company expenses such as stock exchange fees, annual meeting expenses, and audit, tax, Sarbanes-Oxley, and other compliance costs.

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

Selling and Marketing Expenses

Selling and marketing expenses consist of personnel costs (including salaries and related benefits) and costs associated with sales and marketing activities (including conference and tradeshow attendance, sponsorships, and general advertising and promotional activities).

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

Canadian Taxes

In Canada, due to the uncertainty of realizing any tax benefits as of September 30, 2024, we continue to record a full valuation allowance against our Canadian deferred tax assets.

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

During the nine months ended September 30, 2024, the Company determined that triggering events occurred, which required interim testing for impairment in accordance with ASC 350.  We elected to perform a quantitative analysis as part of our interim goodwill impairment test. Our analysis of the PulseVet reporting unit indicated that its fair value exceeded its carrying amount, including goodwill, by 56%. Our analysis of the Revo Squared, SMP and Assisi reporting units indicated that their respective fair values were below their carrying amounts, including goodwill, by 64%, 80% and 3%, respectively. This was driven by slowed future sales growth projections and the allocation of operating expenses. As a result, a goodwill impairment charge of $16,024 was recorded for the three and nine months ended September 30, 2024, as part of the Company’s interim goodwill impairment test.

The carrying values of goodwill for the PulseVet and Assisi reporting units at September 30, 2024, were $43.4 million and $2.2 million, respectively.  Following the impairment recorded in the current period, there are no longer carrying values of goodwill for the Revo Squared or SMP reporting units.

The implied fair value for each reporting unit was calculated on a standalone basis using a weighted combination of the income approach and market approach.  The implied fair values of each reporting unit were added together along with our unallocated assets to get an indicated value of total equity.  This indicated value was compared to the total market capitalization as of September 30, 2024. This implied a control premium of 59.3%.  This control premium is in line with the control premiums observed in the last five years in the Medical, Dental, and Hospital Equipment and Supplies industry, which have historically been significantly higher than the aggregate control premiums across all other industries. As a result, the market capitalization reconciliation analysis provided support for the reasonableness of the fair values estimated for each individual reporting unit.

While the Company continues to believe its estimates of fair value are reasonable, changes in assumptions concerning future financial results, an increase in the discount rate, or other underlying assumptions could significantly impact the fair value of the reporting units. The Company could be required to record an impairment charge in future periods. Additionally, future declines in the overall market value of the Company’s equity may result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.

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

As of September 30, 2024, the carrying value of our Diagnostic instruments was $10,268. Significant assumptions included in the realization model are the rate of placement and expected utilization over the life of the instrument. A 25% reduction in the estimated revenues associated with annual placements of instruments would increase the payback period from 2.66 years to 3.53 years as of September 30, 2024.

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

As of September 30, 2024, the estimated value of our Therapeutic Device customer contract liability was $553. If the expected return rate had increased by 2%, the effect on current year’s reduction in sales and customer liability would have been approximately $90.

Results of Consolidated Operations

Our results of operations for the three and nine months ended September 30, 2024 and 2023 are as follows:

Revenue

Revenue for the three months ended September 30, 2024 was $6,997, compared to $6,347 for the three months ended September 30, 2023, an increase of  $650, or 10%. Revenue for the nine months ended September 30, 2024 was $19,390, compared to $17,849 for the nine months ended September 30, 2023, an increase of $1,541, or 9%.

The increase in sales for the three months ended September 30, 2024, was primarily due to growth in both consumables and capital sales in our existing PulseVet® products, as well as growth in TRUFORMA®  products, including the impact of launching new assays during the comparative period. The increase in sales for the nine months ended September 30, 2024, was primarily due to growth in both consumables and capital sales in our PulseVet® products, as well as growth in TRUFORMA® products, partially attributable to the launch of new assays during the comparative period, and the continued performance of VetGuardian®, which had only recently launched during the nine months ended September 30, 2023. In general, we expect revenue to increase in subsequent periods as we increase our sales, marketing, and commercialization efforts.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2024 was $1,937, compared to $1,985 for the three months ended September 30, 2023, a decrease of $48, or 2%. Cost of revenue for the nine months ended September 30, 2024 was $5,851, compared to $5,604 for the nine months ended September 30, 2023, an increase of $247, or 4%.

The decrease in cost of revenue for the three months ended September 30, 2024, was primarily due to lower costs realized from the further integration of our Minnesota manufacturing facility, acquired in the second half of 2023, partially offset by increased manufacturing expenses driven by higher unit sales. The increase in cost of revenue for the nine months ended September 30, 2024, was primarily driven by increased manufacturing expenses resulting from higher unit sales. We anticipate that cost of revenue will continue to increase in future periods in line with the expected growth in unit sales, as described above.

Gross Profit

Gross profit margin for the three months ended September 30, 2024 was 72%, compared to 69% for the three months ended September 30, 2023. Gross profit margin for the nine months ended September 30, 2024 was 70%, compared to 69% for the nine months ended September 30, 2023.

The increase in gross profit margin percentage for both the three and nine months ended September 30, 2024, was primarily due to improvements associated with the integration of our Minnesota manufacturing facility, as well as the further absorption of fixed costs driven by increased unit sales.

General and Administrative

General and administrative expense for the three months ended September 30, 2024 was $6,765, compared to $6,115 for the three months ended September 30, 2023, an increase of $650, or 11%. General and administrative expense for the nine months ended September 30, 2024 was $23,366, compared to $19,977 for the nine months ended September 30, 2023, an increase of $3,389, or 17%.

The increase in general and administrative expenses for the three months ended September 30, 2024, was primarily driven by professional fees for specialized accounting and development work, higher than usual adjustments to the Revo Squared earnout liability in the prior comparative period, and increased amortization expense associated with acquisitions made in the second half of 2023. These increases were partially offset by lower stock-based compensation expense, including the impact of forfeitures related to the departure of our former Chief Financial Officer during the current period. The increase in general and administrative expenses for the nine months ended September 30, 2024, was primarily driven by professional fees for specialized accounting and development work, increased amortization expense associated with acquisitions made in the second half of 2023, proxy and special meeting costs, and higher than usual adjustments to the Revo Squared earnout liability in the prior comparative period. These increases were partially offset by lower stock-based compensation expense. While we expect future general and administrative expenses to increase, we anticipate they will decrease proportionally relative to sales and related product expansion.

Research and Development

Research and development expense for the three months ended September 30, 2024 was $1,845, compared to $867 for the three months ended September 30, 2023, an increase of $978, or 113%. Research and development expense for the nine months ended September 30, 2024 was $5,122, compared to $2,645 for the nine months ended September 30, 2023, an increase of $2,477, or 94%.

The increase in research and development expenses for both comparative periods was driven primarily by the continued buildup of internal capabilities to develop, test, and manufacture our next generation of diagnostic products. We anticipate that R&D costs will increase as we maintain and enhance our current product lines and continue to develop new products.

Selling and Marketing

Selling and marketing expense for the three months ended September 30, 2024 was $3,890, compared to $3,328 for the three months ended September 30, 2023, an increase of $562, or 17%. Selling and marketing expense for the nine months ended September 30, 2024 was $11,920, compared to $9,826 for the nine months ended September 30, 2023, an increase of $2,094, or 21%.

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

Impairment Expense

No impairment expense was recognized for either the three months ended September 30, 2024, or the three months ended September 30, 2023. For the nine months ended September 30, 2024, impairment expense was $16,024, compared to $0 for the nine months ended September 30, 2023. The increase was due to the goodwill impairment recognized earlier in the year, driven by slowed future sales growth projections and the allocation of operating expenses.

Other (Loss) Income

Other expense for the three months ended September 30, 2024 was $111, compared to Other income of $2,195 for the three months ended September 30, 2023, a net change of $2,306. Other income for the nine months ended September 30, 2024 was $25, compared to $2,195 for the nine months ended September 30, 2023, a decrease of $2,170, or 99%. The change in both comparative periods was primarily due to a gain of $2,174 on the fair valuation of the Company’s previously held equity interest in SMP, which was recognized during the three and nine months ended September 30, 2023.

Net Loss

Net loss for the three months ended September 30, 2024 was $6,697 compared to a net loss of $491 for the three months ended September 30, 2023, an increase of $6,206, or 1264%. Net loss for the nine months ended September 30, 2024 was $39,788, compared to a net loss of  $12,123 for the nine months ended September 30, 2023, an increase of $27,665, or 228%.

The net loss for each comparative period was attributed to the matters described above, as well as to tax-related benefits recognized during the three and nine months ended September 30, 2023, which were attained as part of the SMP acquisition. We expect to continue recording net losses in future periods until we have sufficient revenue from product sales to offset our operating expenses.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	Nine Months Ended September 30,
	2024	2023	Change
Cash used in operating activities	$(19,105)	$(10,960)	$(8,145)	74%
Cash provided by investing activities	15,938	5,406	10,532	195%
Cash used in financing activities	(70)	—	(70)	n/a
Decrease in cash and cash equivalents	(3,237)	(5,554)	2,317	(42)%
Effect of exchange rate changes on cash	32	(62)	94	(152)%
Cash and cash equivalents, beginning of period	12,952	27,399	(14,447)	(53)%
Cash and cash equivalents, end of period	$9,747	$21,783	$(12,036)	(55)%

Net cash used in operating activities for the nine months ended September 30, 2024 was $19,105, compared to $10,960 for the nine months ended September 30, 2023, an increase in cash used of $8,145, or 74%. The increase in cash used in operating activities resulted primarily from the increase in net loss noted above, excluding the impact of non-cash charges, including stock-based compensation, impairment expense, and amortization of intangible assets.

Net cash provided by investing activities for the nine months ended September 30, 2024 was $15,938, compared to $5,406 for the nine months ended September 30, 2023, an increase in cash provided of $10,532, or 195%. The increase in cash provided by investing activities resulted primarily from cash paid as a part of the SMP acquisition during the prior period, which did not recur and decreased capital expenditures for the nine months ended September 30, 2024, partially offset by lower maturity of available-for-sale securities.

Net cash used in financing activities for the nine months ended September 30, 2024, was $70, compared to $0 for the nine months ended September 30, 2023, an increase of $70. The increase was attributable to stock option issuance costs paid during the third quarter of 2024.

Liquidity, Capital Resources, and Financial Condition

We have incurred losses and negative cash flows from operations since our inception in May 2015. As of September 30, 2024, we had an accumulated deficit of $210,721. We have funded our working capital requirements primarily through the sale of our equity and equity-related securities and the exercise of stock options and warrants.

As of September 30, 2024, the Company had working capital (defined as current assets minus current liabilities) of $79,206.

Short-Term Cash Requirements

We believe that our existing cash is sufficient to fund our expected short-term needs. We currently have fixed obligations in association with our building leases and quarterly inventory orders. We also have payment obligations associated with our on-going clinical studies, and we believe that we have sufficient cash to cover these requirements. We do not expect that our operations will require significant increases in our short-term cash needs, and our short-term cash requirements have not changed materially since the 2023 Form 10-K.

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

U.S. Taxes

As of September 30, 2024, we had deferred tax assets for net operating loss carryforwards for U.S. federal income tax purposes of $15,214 and non-capital loss carryforwards for Canada of $9,581, which will begin to expire in fiscal year 2035. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. In 2021, we concluded that, due to the limitations under Section 382, our U.S. federal income tax net operating loss carryforwards, as well as R&D credit carryforwards, for the periods prior to February 11, 2021 have been limited to zero. We therefore have derecognized $3,814 of this asset, reducing the carryforward of these amounts to $11,400.

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

Based upon the evaluation as of December 31, 2023, our principal executive officer and principal financial and accounting officer concluded that, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below and in Part II, Item 9A, "Controls and Procedures" of our 2023 Form 10-K. The material weakness has been remediated as of September 30, 2024.

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

Our management including our principal executive officer and principal financial and accounting officer, performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2024, utilizing the criteria discussed in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of September 30, 2024. Based on management's assessment, we have concluded that our internal control over financial reporting was effective as of September 30, 2024, due to the remediation of the material weakness described below.

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

Remediation status for material weakness in internal control over financial reporting

During the second quarter of 2024, we implemented our remediation plan around the previously disclosed material weakness in relation to our annual impairment test of goodwill.

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

For the three months ended September 30, 2024, management continued to monitor the effectiveness of the revised internal controls and confirmed that no further issues or material weaknesses have arisen. Based on this ongoing assessment, management concluded that our disclosure controls and procedures over financial reporting were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

Other than as discussed above, during the three months ended September 30, 2024 there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

EXHIBIT INDEX

Exhibit No.	Description

10.1+	Consulting Agreement, dated August 14, 2024, between Zomedica Inc. and Peter Donato (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on August 14, 2024).
10.2+	Separation Agreement, dated August 14, 2024, between Zomedica Inc. and Peter Donato (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Commission on August 14, 2024).
10.3+	Stock Appreciation Rights Agreement (Employees)
10.4+	Stock Appreciation Rights Agreement (Directors)
10.5+	Stock Appreciation Rights Plan
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance and Corporate Controller, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Vice President of Finance and Corporate Controller, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL (1).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

+	Indicates management contract or compensatory plan.
*	Furnished herewith
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2024.

Zomedica Corp.

By:	/s/ Larry Heaton
Name:	Larry Heaton
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Zuehlke
Name:	Michael Zuehlke
Title:	Vice President of Finance and Corporate Controller
(Principal Financial and Accounting Officer)