Form 10-K
period 2024-12-31
Zomedica Corp.
filed 2025-03-13
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

Or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-38298

ZOMEDICA CORP.

(Exact name of registrant as specified in its charter)

Alberta, Canada	N/A
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1101 Technology Drive, Suite 100, Ann Arbor, MI	48108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (734) 369-2555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	ZOMDF	OTCQB

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

As of June 30, 2024, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $140.6 million based on the last reported sale price of the common shares on the NYSE American on June 28, 2024.

The number of the registrant’s common shares outstanding as of March 13, 2025, was 979,949,668.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2025 annual meeting of shareholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2024 are incorporated by reference in Part III of this Form 10-K.

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

Forward-looking statements can also be identified by words such as “future”, “anticipates”, “believes”, “projects”, “estimates”, “expects”, “intends”, “plans”, “predicts”, “will”, “should”, “would”, “could”, “can”, “may”, or similar terms. Forward-looking statements are not guarantees of future performance and Zomedica’s actual results may differ significantly from the results discussed in the forward-looking statements. Zomedica cautions that these statements are subject to numerous important risks, uncertainties, assumptions, and other factors, some of which are beyond Zomedica’s control. These risks could cause Zomedica’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to adverse macroeconomic conditions; geopolitical tensions; laws and policies resulting from change in federal government administration; changes in consumer confidence and spending in response to economic volatility; our ability to develop and commercialize our products; our ability to integrate our acquisitions successfully into our business; supply chain disruptions that increase our costs and impair our ability to manufacture our products; our ability to attract and keep senior management and key scientific personnel; our ability to obtain and maintain intellectual property protection; the accuracy of our estimates regarding expenses, future revenues, and capital requirements; and those risks discussed in Part 1, Item 1A of this Form 10-K under the heading “Risk Factors”, which are incorporated herein by reference.

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

On October 1, 2021, Zomedica Inc. acquired all of the issued and outstanding shares of Branford PVT Acquiror, Inc. from Branford PVT Mid-Hold, LLC. Branford PVT Acquiror, Inc. held all the shares of PVT Holdings, Inc., which in turn, held all the membership interests of Pulse Veterinary Technologies, LLC. Pulse Veterinary Technologies, LLC, held all the equity interests of HMT High Medical Technologies (Japan) Co. Ltd. and PVT NeoPulse Acquisition GmbH, which held all the equity of NeoPulse GmbH. Effective July 1, 2022, Branford PVT Acquiror, Inc., PVT Holdings, Inc., and Pulse Veterinary Technologies, LLC, were merged into Zomedica Inc. HMT High Medical Technologies (Japan) Co. Ltd. and PVT NeoPulse Acquisition GmbH are now wholly owned subsidiaries of Zomedica Inc.

On September 4, 2023, Zomedica Inc. acquired all of the issued and outstanding shares of Structured Monitoring Products, Inc. (“SMP”), a Florida corporation, and on October 4, 2023, Zomedica Inc. acquired all of the outstanding membership interests of Qorvo Biotechnologies, LLC (“QBT”), a Delaware limited liability company. QBT was renamed Zomedica Biotechnologies, LLC on November 13, 2023.

On March 4, 2025, the Company was notified by NYSE American that, as a result of its previously disclosed noncompliance with Section 1003(f)(v) of the NYSE American Company Guide, whereby its common shares had been trading for a substantial period at a low price per share, NYSE American suspended trading in Company’s common shares. NYSE American further indicated that it would apply to the Securities and Exchange Commission (“SEC”) to delist the common shares upon completion of all applicable procedures. As a result, the Company’s common shares were delisted from NYSE American effective at the close of trading on March 4, 2025.

The Company had applied to have its common shares quoted on the OTC Markets’ OTCQB® market tier, an electronic quotation service operated by OTC Markets Group Inc. for eligible securities traded over-the-counter. The Company received approval, and trading of its common shares commenced on the OTCQB Market at the open of business on March 5, 2025, under the trading symbol “ZOMDF”.

Zomedica has one corporate subsidiary, Zomedica, Inc., a Delaware corporation, which has the following four wholly owned subsidiaries:

●	Structured Monitoring Products, Inc.
●	Zomedica Biotechnologies, LLC
●	HMT High Medical Technologies (Japan), and
●	PVT NeoPulse Acquisition GmbH

PVT NeoPulse Acquisition GmbH has one wholly owned subsidiary, NeoPulse GmbH. The results and operations of Zomedica, Zomedica Inc. and all its subsidiaries are included in its consolidated financial statements.

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

We have grown primarily through acquisitions of companies and products designed to build revenue streams, infrastructure, manufacturing, research, development, and commercial capabilities. Through these acquisitions and our internal efforts, we have:

-	expanded our product portfolio to include new product platforms and new product offerings in existing product platforms;
-	acquired a significant patent portfolio;
-	acquired and expanded robust marketing and social media programs;
-	developed the commercial team to include field sales, inside sales, and professional services veterinarians;
-	acquired and expanded relationships with domestic animal health distributors and online retailers;
-	acquired and expanded a robust set of international subsidiary and distribution channels;
-	expanded manufacturing and distribution capability and capacity at our Global Manufacturing & Distribution Center, South, in Roswell, Georgia;
-	acquired an R&D, manufacturing and distribution center, North, in Plymouth, Minnesota to expand availability of assays and to lower our cost of goods sold for our TRUFORMA® line of diagnostic instruments;
-	launched a total of 15 assays for our TRUFORMA product platform, including the first assays for equine diagnostics;
-	launched the VETGuardian® zero-touch vital signs remote monitoring system;
-	launched the TRUVIEW® digital microscopy platform;
-	launched VETIGEL®, a fast-acting hemostatic gel licensed from Cresilon, Inc., designed to stop bleeding in seconds without applied pressure; and
-	grown revenue from $0 in 2020 to $4.1 million in 2021, $18.9 million in 2022, $25.2 million in 2023, and $27.3 million in 2024.

Our intent is to leverage this infrastructure and commercial capability to continue to grow our existing products, launch new products complementary to our existing products, and acquire new products to market to veterinarians and pet parents through their preferred method of purchasing, to provide a straightforward pathway to profitability for the Company as expeditiously as possible.

We are currently commercializing six product lines, consisting of diagnostic and therapeutic devices, that meet our objectives of improving the quality of care for the pet and the satisfaction of the pet parent, as well as the workflow, cashflow and profitability of the veterinarian’s practice.

Diagnostic Products:

-	Our TRUFORMA Bulk Acoustic Wave (BAW) point of care diagnostic platform is marketed with full diagnostic panels that include the only assays of these types available at the point of care to test for feline optimized TSH, canine and equine endogenous ACTH, canine Free T4, and the Company’s first multiplex cartridge which combines assays for canine cobalamin and folate; along with assays for canine NT-proBNP, canine progesterone, equine insulin, equine cortisol, canine TSH, canine cortisol, canine pancreatic lipase, and canine and feline total T4. In 2024, we launched assays for equine cortisol, equine insulin, canine NT-proBNP, and canine progesterone. We are continuing to invest in the development of additional assays which we believe will increase the utility of the TRUFORMA platform for our customers over time.

-	The TRUVIEW digital cystoscopy platform, launched in mid-year 2023, offers best in class image quality and remains the only system available that offers automated slide preparation within the instrument. Unlike other microscopes in the field, the TRUVIEW platform not only smears and stains blood, but also stains all other cell harvests, eliminating human error in the slide preparation process. The TRUVIEW system saves veterinarian staff time, while improving the quality of the prepared slide. In addition to providing images for veterinarian review at the point of care, the system also offers remotely performed interpretation within two hours of request by the Company’s staff of board-certified pathologists.

-	The VETGuardian zero-touch vital signs remote monitoring system, launched in January 2023 in collaboration with SMP, enables contact-free, continuous monitoring of pets' vital signs, including temperature, pulse, and respiration ("TPR”) without harnesses or wired leads on the pet, allowing pet patients to rest comfortably during recovery at veterinary facilities. Veterinarians receive real-time notifications should the vital signs fall outside their customizable range, and they can remotely observe patient data from anywhere via a smart device.

Therapeutic Device Products:

-	Our PulseVet® electrohydraulic shockwave therapy platform, acquired in October of 2021, utilizes sound waves to treat a variety of musculoskeletal conditions in horses and small animals, including tendon and ligament injuries, difficult to heal wounds and bones, osteoarthritis, and more. Historically, this treatment has been used primarily to treat horses, but since the introduction of the X-trode handpiece enabling it to be used with small animals without the need for sedation, it is now being marketed to small animal veterinarians. Preliminary research for utilizing shock wave therapy for pulmonary indications such as exercise induced pulmonary hemorrhage (EIPH) and asthma in horses has shown promising results and will continue to be evaluated.

-	Our Assisi Loop® line of products, acquired in July of 2022, including the Assisi Loop®, Assisi Loop Lounge®, Assisi EquiLoop™, and DentaLoop® devices, treat pain and inflammation through the delivery of targeted pulsed electromagnetic field focused energy (tPEMF™). Our Assisi Calmer Canine® devices utilize tPEMF™ to treat separation anxiety in dogs. These products are marketed through traditional animal health distributors, online animal product retailers, animal health retail outlets and online directly from the Company.

-	VETIGEL® hemostatic gel, launched in January 2025 under license from Cresilon, Inc., is a fast-working hemostatic gel that can stop bleeding in seconds without the need for applied pressure. VETIGEL® can be used on a variety of procedures.

Market for Companion Animal Diagnostics and Therapeutic Devices

Currently, approximately 70% of U.S. households own pets, with 74% of those pets being dogs and/or cats. The level of pet ownership increased markedly during the pandemic with 23 million new pets being adopted. Younger consumers continue to drive two trends which create resiliency in animal health – the humanization of pets as well as the premiumization of their care, with the average cost of owning a pet now estimated at $1,500 per year. According to a survey conducted by Cowen in June of 2022 on the post COVID 19 impact on consumer behavior, only 8% of respondents who indicated they will cut spending in the face of economic uncertainty cited pet care expenses as an area they would cut. This response ranked lower than all other categories other than baby products and “other”.

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

The development of companion animal diagnostics and therapeutic devices continues to evolve, and we believe the focus will be on the following:

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

Product Portfolio

Diagnostic Products:

TRUFORMA® Platform

Our TRUFORMA® platform utilizes patented Bulk Acoustic Wave (BAW) technology to provide a non-optical and fluorescence-free system for the detection of disease at the point of care. We believe that the BAW technology enables us to develop unique assays that allow for precise and repeatable testing of companion animals at the point-of-care with results provided within 25 minutes.

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

We are currently marketing our diagnostic instrument and related assays for:

-	TSH - canine and feline, the only feline optimized TSH assay available
-	Total T4 - canine and feline
-	Free T4 - canine, the only Free T4 assay available at the point of care
-	eACTH – canine and equine, the only endogenous ACTH available at the point of care
-	Cortisol (Quantitative) – canine and equine, quantitative cortisol assay available at the point of care
-	cPL (Quantitative) – canine pancreatic lipase for the diagnosis and monitoring of canine pancreatic dysfunction
-	Cobalamin and folate (multiplex) – canine assays for detection of non-infectious GI Disease
-	Insulin – equine, quantitative insulin available at the point of care
-	NT-proBNP – canine, quantitative NT-proBNP available at the point of care
-	Progesterone – canine, quantitative progesterone available at the point of care

Through the acquisition of QBT on October 4, 2023, Zomedica acquired all rights to the TRUFORMA product line for both human and animal applications. As part of this transaction, we acquired R&D, manufacturing and distribution facilities and manufacturing equipment, employees, know-how, and inventory of both finished goods and component parts. Following this acquisition, we have full control of development and manufacturing for the TRUFORMA platform. We intend to build a robust development pipeline of assays over the next several years to expand the TRUFORMA menu of diagnostic offerings for small animal and equine veterinarians in the years ahead. Our goal is to build a steady stream of new assays that will establish a consistent cadence of launches to build the menu of assays for the TRUFORMA instrument.

TRUVIEW® Digital Microscopy Platform

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

Our proprietary TRUVIEW platform, which launched in the first half of 2023, is intended to assist with a clinic’s critical slide prep needs in several ways, including:

-	freeing up the veterinary technician, who traditionally would have invested 5-10 minutes or more in preparing a slide to capture digital images for pathologic interpretation;

-	providing consistent automated preparation to help reduce errors that make an accurate diagnosis difficult; and

-	improving workflow and allowing more economic control by providing flexibility to the veterinarian in either using the TRUVIEW system and/or their myZomedica® web portal to interpret the slides themselves, or if they choose, sending the images out digitally to be read by one of the Company’s board-certified pathologists. This provides enhanced flexibility and reduced costs to practices versus competitive systems, which often require all slides to be sent out to be interpreted or read by a pathologist, at significantly higher cost than if the veterinarian did their own interpretation.

The TRUVIEW platform provides the veterinarians with the flexibility to read the images themselves if they are confident in the clinical diagnosis, or to submit them to our network of board-certified pathologists for evaluation for an additional fee. Our clinical pathologists typically provide a diagnosis within two hours for slides submitted during business hours.

VETGuardian® Zero-Touch Vital Signs Remote Monitoring Platform

As part of a distribution agreement entered in January of 2023, we acquired non-exclusive rights to distribute and commercialize the VETGuardian zero-touch vital signs remote monitoring system. Having acquired SMP, the makers of the VETGuardian system, in September 2023, we now own all the rights to this system. This system enables contact-free, continuous monitoring of pets' vital signs, including temperature, pulse, and respiration ("TPR"). With its patented doppler technology, the VETGuardian monitor can capture vital signs in real time without harnesses or wired leads on the pet, thus allowing pet patients to rest comfortably during recovery at veterinary facilities. The system is easily set up by clinic staff and connected to the internet using a smartphone app, after which monitoring multiple VETGuardian monitors on a single screen is enabled by connecting to the VETGuardian app through the myZomedica web portal. Veterinarians receive real-time notifications should the vital signs fall outside their customizable range, and they can remotely observe patient data from anywhere via a smart device.

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

In August of 2021, Pulse Veterinary Technologies introduced the X-Trode, a new handpiece which eliminates the need for sedating small animal patients in most cases. We have increased our focus on selling PulseVet products to small animal customers and continued to see encouraging adoption in this market. The small animal market is significantly larger than the equine market, with approximately 12.5 times the number of small animal veterinary practices in the US compared with equine focused veterinary practices. Currently PulseVet products are used actively in approximately half of equine dedicated practices in the U.S.

We are conducting several clinical studies of shock wave therapy, including:

●	CSU study: a study designed to measure efficacy in delaying the onset and progression of osteoarthritis (“OA”) in small animals with the X-Trode. Animals are randomly divided into two groups, with and without shock wave treatment, and are being monitored for pain, functionality, and disease progression for 12 months. This study began in the third quarter of 2022, and data collection is now complete, with data analysis in progress; and

●	Studies designed to measure safety and efficacy in treating pulmonary disease in horses. Historically, shock wave therapy has not been applied to the lungs. However, recent studies by independent equine veterinarians have shown that the lungs can be treated safely. Based on this early research, Zomedica is sponsoring additional studies to evaluate pulmonary indications more fully. The initial study examined the effect of shock wave therapy on exercise induced pulmonary hemorrhage (EIPH, or “Bleeders”) in horses, and has crossed into a second study focused on treating asthma in horses.

Early results have been extremely favorable in asthmatic horses. These studies began in the fourth quarter of 2022 and will continue in 2025. The EIPH study has completed enrollment, and the asthma study is approximately 95% enrolled.

We are also participating in studies that are being conducted by independent investigators, including:

●	Munich study: a randomized, double-blinded, crossover study of 24 dogs that previously had Tibial Plateau Leveling Osteotomy (“TPLO”) surgery and are currently presenting with OA. The animals will be treated with shock wave therapy and monitored for pain and functionality for 12 months. This study began in the first quarter of 2022, continued through 2024, and data collection is now complete, with data analysis in progress.

Assisi® targeted Pulsed Electromagnetic Field Therapy (tPEMF™) line of products.

Our Assisi products, including the Assisi Loop®, Assisi Loop Lounge®, Assisi EquiLoop™, and DentaLoop® devices, treat pain and inflammation through delivery of targeted pulsed electromagnetic field focused energy (tPEMF™). Our Assisi Calmer Canine® devices utilize tPEMF™ to treat separation anxiety in small animals.

Targeted Pulsed Electromagnetic Field (tPEMF™) therapy delivers a micro-current to damaged tissue that is precisely tuned to trigger an animal’s own natural anti-inflammatory process. The electromagnetic signal, which is one-one-thousandth the strength of a cell phone, stimulates cellular repair by upregulating the body’s own production of endogenous nitric oxide (NO).

The biological effect of that induced current is the functional therapeutic component of tPEMF™ technology. Enhancing nitric oxide, the body’s own anti-inflammatory molecule, has several biotherapeutic effects depending on the target tissue and the specific characteristics of the tPEMF™ waveform used.

The Loop products have a finite life defined by battery capacity. Once the battery is expired, typically after 150 treatments, the customer purchases a new device to continue the therapy.

We commercialize the Assisi tPEMF™ products primarily through our network of veterinarian customers. We also offer the products for sale through numerous additional channels, including on our own website to both veterinarians and pet owners, through traditional veterinary distributors such as MWI Animal Health (Division of Cencora), Covetrus, Patterson Veterinary, and others, and through online retail channels such as Amazon and Chewy.

VETIGEL® Hemostatic Gel

As part of the License and Supply Agreement entered into with Cresilon, Inc. in December 2024, we acquired the exclusive right to  distribute VETIGEL hemostatic gel in the United States and a non-exclusive right to distribute VETIGEL hemostatic gel in the rest of the world. VETIGEL hemostatic gel is a single use, prescription product that is distributed in pre-filled syringes. VETIGEL hemostatic gel can stop bleeding in seconds via mechanical action without the need for applied pressure. Gel that comes directly into contact with blood ionically crosslinks, forming a strong mechanical barrier that maintains durable and long term hemostasis at the wound site. VETIGEL hemostatic gel allows the patient to rapidly produce their own stable endogenous bibrin patch at the wound site which can be easily removed without disturbing the fibrin patch. The product is flowable and conforms to difficult-to-reach bleeding sites to rapidly stop high pressure bleeding. We believe that rapidly stopping bleeding can lead to lower operating room costs, decrease in anesthesia time, increased efficiency and better patient outcomes.

License Agreements

TRUFORMA® Platform

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

VETGuardian® Platform

The technology used in our VETGuardian products is licensed to us pursuant to a series of exclusive license agreements with the University of Florida Research Foundation (“UFRF”). The initial license agreements were entered into in February of 2015 between UFRF and SMP. These license agreements provide us with worldwide exclusive rights to the UFRF patents covered under the agreements in all fields other than for use in the research, treatment, monitoring, and other commercial use with humans. Under the license agreements, we have a $5,000 annual license fee and a 4% royalty obligation on the sale of VETGuardian products, with a minimum annual royalty of $50,000.

VETIGEL® Hemostatic Gel

The technology used in our VETIGEL products is licensed to us pursuant to License and Supply Agreement entered into with Cresilon, Inc. in December 2024. This license agreement provides us with exclusive rights to market and sell the VETIGEL products in the United States and non-exclusive rights to market and sell the VETIGEL products in the rest of the world. We do not have the rights to sell to U.S. Government entities and do not have the right to manufacture the VETIGEL products. The proprietary gel is patented by Cresilon, Inc. in the United States with issued and pending patent applications in twenty-six other jurisdictions We paid an upfront license fee of $1.5 million and may be required to pay future payments if certain sales milestones are achieved. In addition, we purchase the VETIGEL products from Cresilon, Inc. and pay a ten percent (10%) royalty on net sales made in the United States and a fifteen percent (15%) royalty on net sales made in the rest of the world.

Research and Development

We engage in development work on our diagnostic and therapeutic device platforms through our internal research and development (R&D) team and in conjunction with our strategic partners. We developed the TRUFORMA® platform in conjunction with QBT. Having acquired QBT in October, 2023, we have developed and launched seven new assays since the acquisition and plan to develop future assays through our now combined R&D team. Having acquired the assets of Revo Squared in July 2022, we are continuing to guide development activities for the TRUVIEW platform with our combined team. Also, having acquired SMP in September, 2023, we are continuing to guide development activities for VETGuardian products with our combined team. We also will engage contract research organizations (CROs) to support development work when needed. In connection with these activities, we have incurred and will continue to incur significant R&D expenses. Our R&D expenses were $7.2 million  for the year ended December 31, 2024, and $5.7 million for the year ended December 31, 2023.

Sales and Marketing

We market our products in the U.S. through use of our own sales force, which, as of December 31, 2024, included 54 sales representatives, including inside sales, Professional Services Veterinarians, Sales Directors, and our Senior Vice President of Sales.

While our products are generally sold directly to veterinary professionals or through on-line orders, we also use third party distributors in the U.S. for certain products, particularly for the Assisi Loop product line, as well as our VETGuardian and in certain cases, our PulseVet® product line. We anticipate leveraging U.S. distributors for more of our products in the future. Internationally, we currently market our Assisi and PulseVet product lines through in-country distributors. We expect to expand this network and launch additional products into these channels in 2025 and beyond.

Our TRUFORMA® platform strategy is (i) to build an installed base of instruments, at no cost to the veterinarian in exchange for a commitment by the customer to utilize the assays, through our Customer Appreciation Program (“CAP”) to drive demand for our assays, and (ii) to bring new assays to market as rapidly as possible, both to increase revenue and to build the value proposition for the TRUFORMA instrument. Consistent with this strategy, our new assays will be a combination of biomarkers previously untestable at the point of care (POC) and/or complementary to their existing in-house diagnostics. We believe that this program will enable us to add future assays more quickly to the platform, with limited additional customer acquisition or training costs, or added service burden. The TRUFORMA system is a natural fit for the equine market, and we introduced our first equine assay in late 2023 with additional equine assays in development representing reference lab quality assays previously unavailable at the POC.

Our PulseVet platform is sold directly to equine and small animal veterinarians in the U.S. and to equine veterinarians in Japan through a wholly owned subsidiary. Outside the United States, we sell PulseVet products primarily through a network of distributors.

PulseVet® products have been widely adopted for some time in the equine market but had limited adoption in the small animal market due to the need to sedate small animals to comfortably provide treatments. In September of 2021 the PulseVet companies launched the X-Trode product for use in the small animal market. We believe that the X-Trode will significantly expand the market opportunity for the use of shock wave technology because small animal veterinarians no longer need to sedate an animal in order to provide a comfortable treatment. Small animal adoption was a key focus of our US field sales force in 2024, and we saw significant interest and increased adoption versus prior years. In 2025, we will continue to explore additional programs to accelerate uptake of PulseVet in the small animal market.

Our Assisi Loop® product line includes the Loop Lounge® line of reusable treatment beds, the DentaLoop® for pain and inflammation of the teeth and gums, and the Calmer Canine® product for separation anxiety. We commercialize these products to veterinarians and end users alike through three channels: 1) we sell these products through our own website to both veterinarians and pet owners, 2) we sell through traditional veterinary distributors such as MWI Animal Health (Division of Cencora), Covetrus, Patterson Veterinary, and others, and 3) we sell through retail channels such as Amazon and Chewy. International distribution is primarily through veterinary distributors.

Zomedica's TRUVIEW® subscription model establishes a contractual arrangement wherein veterinary professionals gain access to advanced diagnostic technology without incurring upfront costs. Through a simple monthly subscription fee, practices can effectively manage and allocate resources for device usage. The subscription includes up to 100 studies with additional studies incurring overages. Remote pathologist image interpretations are available generally within two hours for an additional charge. As there is no transfer of ownership in the agreement, the intentional absence of a conventional warranty aligns with our practice of device ownership and periodic replacement to mitigate disruptions, ensuring continuous diagnostic functionality for the practice. This model adheres to principles of cost predictability, operational flexibility, and equitable billing, providing a legally sound framework for veterinary practices seeking reliable and uninterrupted access to diagnostic solutions.

Zomedica's VETGuardian® growth strategy is underpinned by a distribution network, leveraging the Zomedica salesforce and strategic partnerships with industry distributors like Covetrus and Patterson Veterinary. The VETGuardian system, equipped with monitoring capabilities, cloud connectivity, and an extended warranty option, is the first product of its kind in the veterinary solutions sector. Notably within this space, the VETGuardian system stands out as a unique offering, benefiting from a current lack of direct competition and demonstrating proven market demand. Initially concentrating on US companion animal clinics, the VETGuardian system signifies an opportunity for expansion through thoughtful exploration of untapped segments in the broader animal health market, both domestically and internationally. Its potential for adoption underscores a deliberate approach to influencing the landscape of veterinary care within the industry.

Our VETIGEL® hemostatic gel strategy focuses on driving adoption among veterinarians by highlighting its ability to stop bleeding in seconds without applied pressure, improving procedural efficiency and patient outcomes. We plan to increase market awareness through targeted educational initiatives, including clinical demonstrations, case studies, and practitioner training programs. Our direct sales force will engage with veterinarians to integrate VETIGEL into surgical and emergency care protocols, where rapid hemostasis is critical. By leveraging our existing distribution network and industry relationships, we aim to expand product reach and drive adoption in key veterinary markets. Marketing efforts will emphasize VETIGEL’s ease of use, flowable application, and clinical benefits, reinforcing its value in routine and emergency veterinary procedures. Through these initiatives, we seek to position VETIGEL as a standard-of-care solution for veterinary wound management, enhancing efficiency and improving patient outcomes.

We provide product warranties to customers in the event of defects in our products. The warranty periods vary from 3 months to 24 months depending on the product and covers the cost of temporary units while the customer's unit is being serviced or full replacements depending on the arrangement.

Manufacturing

PulseVet® Platform

We manufacture and assemble our PulseVet system in our Global Manufacturing & Distribution Center, South, in Roswell, Georgia.

Our PulseVet products are assembled by us from readily available components. We distribute our products in North America, South America, Europe, and Asia. We assemble and refurbish our Trodes in our facility in Roswell, Georgia and use a contract manufacturing company in Germany to assemble our products for sale in Japan. Although most components essential to our PulseVet business are generally available from multiple sources, we obtain printed circuit boards (“PCBs”) from two manufacturers. Palladium, a precious metal that is a key component in the production of our Trodes, is heavily mined and sourced from Russia and Ukraine. We have reduced the risk around lead time disruptions by maintaining a higher safety stock level and continuing relationships with multiple precious metal service companies to avoid sole sourcing.

TRUFORMA® Platform

TRUFORMA cartridges are manufactured in and distributed from our facility in Plymouth, Minnesota, which was acquired from Qorvo on October 4, 2023. TRUFORMA instruments are manufactured in and distributed from our facility in Roswell, Georgia.

Assisi® Products

The Assisi line of products is primarily manufactured at our facility in Roswell, Georgia, with certain of the products manufactured by CMO ADM Tronics Unlimited, LLC in New Jersey. Final packaging and distribution are currently managed in our facility in Roswell, Georgia.

TRUVIEW® Digital Microscopy

Our TRUVIEW digital microscopy system is manufactured in and distributed from our facility in Roswell, Georgia.

VETGuardian® Products

Our VETGuardian devices are manufactured in and distributed from our facility in Roswell, Georgia.

VETIGEL® Hemostatic Gel

VETIGEL hemostatic gel is manufactured by Cresilon, Inc., and warehoused and distributed by us from our facility in Plymouth, Minnesota.

Intellectual Property

We rely primarily upon a combination of in-licensed exclusive rights, patents, proprietary know-how, and confidentiality agreements to protect our processes, methods, and other technologies, to preserve any trade secrets, and to operate without infringing on the proprietary rights of other parties, both in the United States and in other countries.

Our Assisi Loop®, PulseVet® and VETGuardian technologies are dependent on intellectual property developed by our strategic partners and licensed to us. We do not own the intellectual property rights that underlie these technology licenses. Our rights to use the licensed technology are subject to the negotiation of, continuation of, and/or compliance with the terms of our licenses. In certain instances, we have continuing sale rights after the termination of the applicable license agreement.

We own a highly active and growing intellectual property portfolio of patents and trademarks. Currently, Zomedica owns 72 issued U.S. patents, and 144 issued international patents in various countries and has 23 pending U.S. patent applications and 26 pending foreign patent applications. This includes US Pat. No. 11,813,043 related to our VETGuardian product acquired as a result of the acquisition of SMP, as well as numerous patents and pending applications related to TRUFORMA® products acquired as a result of the acquisition of QBT (formerly Qorvo Biotechnologies, LLC, now known as Zomedica Biotechnologies, LLC).

Also included are 8 U.S. patents, a pending U.S. patent application, 15 foreign patents, and 3 pending foreign patent applications for the Assisi Loop and Assisi Calmer Canine® products. We also own 6 U.S. patents and 9 pending U.S. patent applications related to the TRUVIEW microscope. Other included U.S. and foreign patents and pending patent applications relate to medical treatment devices, parasite detection, urinary tract infection detection, and identification of cancer cells in blood. With respect to trademarks, Zomedica currently owns 33 registered U.S. trademarks, and 107 registered foreign trademarks, and has 18 pending U.S. trademark applications and 16 pending foreign trademark applications.

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

In the shock-wave market we face competition from laser devices offered by entities such as Companion Animal Health, a division of LiteCure, LLC, K-Laser, and Summus Medical Laser, LLC. Additionally, ELvation Medical GmbH and Curative Sound market Piezo Shockwave systems that compete with the PulseVet® products. ELvation Medical GmbH is sourced from Richard Wolf in Germany.

Assisi® products face competition from Respond Systems Incorporated, which manufactures a line of Pulsing Electro Magnetic Therapy products, primarily in a bed format, which most closely compares to the Assisi Loop Lounge® line of products.

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

Our TRUVIEW® platform, which launched in the first half of 2023, entered a competitive market. Several major competitors offer some type of digital microscopy system ranging from Zoetis’ Imagyst™ for fecal, urine and cytology testing, to Heska’s Element AIM™ which is optimized for fecal and urine testing, to Idexx’ Digital Cytology™  inVue Dx platform.

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

Government Regulation

There are no requirements for U.S. Food and Drug Administration, ("FDA") pre-market approval of medical devices intended for animal use. Animal medical devices and diagnostic aids are, however, subject to the general provisions of the Federal Food, Drug, and Cosmetic Act, ("FDC Act") that relate to misbranding and adulteration. For example, an animal medical device may be considered misbranded if the labeling fails to bear adequate directions for use by the layperson or an animal device is misbranded if it is dangerous to animal or human health when used in the manner prescribed, recommended, or suggested in labeling. The FDA relies on veterinarians and other users to report unsafe animal medical devices. While pre-market approval is not required by the FDA, as we expand into international markets, some jurisdictions may require registration for certain products.

Human Capital

As of December 31, 2024, we had 152 employees. Of our employees, 13 are engaged in R&D activities, 66 are engaged in business development, sales, and marketing activities, 52 are in operations and manufacturing, and 21 are engaged in corporate and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements.

We believe we are only as strong as our employees, and that the employees are an important part of our future success. It is therefore our goal to provide them with an environment and the resources where they can thrive and excel at their job. We offer competitive compensation, participation in equity incentive plans, benefits, and a variety of flexible work arrangements.

Available Information

Our website address is www.zomedica.com. The information contained in, or accessible through, our website is not part of this Annual Report on Form 10-K.

1A. Risk Factors

(All amounts are expressed in thousands unless otherwise indicated)

Risks Related to our Business and Financial Condition

We are a development stage company, have not yet become profitable, and may never become profitable.

We are generating revenues from our products, but we expect to continue to incur significant R&D costs and administrative expenses. Our net loss and comprehensive loss for the years ended December 31, 2024, and December 31, 2023, was $46,942 and $33,638, respectively. Our accumulated deficit as of December 31, 2024, was $217,915. As of December 31, 2024, we had total shareholders’ equity of $195,664. We expect to continue to incur losses for the foreseeable future, as we continue our integration efforts in relation to the Assisi® and Revo Squared asset acquisitions, the acquisitions of Structured Monitoring Products and Qorvo Biotechnologies, and our product development and commercialization activities. Even if we succeed in developing and broadly commercializing our products, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or cease operations.

We have devoted and expect to continue to devote a significant portion of our financial and managerial resources to the development and commercialization of our products and cannot be certain that they will be successfully commercialized.

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

We are subject to risks associated with public health crises, such as pandemics and epidemics, which may have a material adverse effect on our business. Global health outbreaks, such as COVID-19 in the recent past, adversely affected our employees, disrupted our business operations and practices, as well those of our customers, partners, vendors, and suppliers. Future global health outbreaks could have similar or worse effects. Public health measures by government authorities such as travel bans, social-distancing, lockdown measures, vaccination requirements may cause us to incur additional costs, limit our operations, modify our business practices, diminish employee productivity, or disrupt our supply chain, which may have a material adverse effect on our business. To the extent a public health crisis will impact our business, financial condition and results of operations depends on factors outside of our control, including severity, duration. and the measures to contain the health outbreak.

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

We rely on our developmental partners and third-party suppliers and manufacturers to develop and manufacture our products. Global supply chains have been significantly disrupted by the war in the Middle East, the war between Russia and Ukraine, and other factors. Imported or domestic product components could become expensive or experience supply issues due to application of renewed tariffs. In addition, shipping delays have increased, and transportation costs have risen significantly. As a result, component costs have increased, and the supply of materials has become less certain and more unpredictable. Any interruption or delay in the supply of parts and components for our products, or the inability to obtain those parts or components at acceptable prices and within a reasonable amount of time, could increase our costs and delay, prevent or impair our ability to manufacture our products and satisfy customer demand, which could have a material adverse effect on our business, operating results and financial condition.

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

We have entered into strategic relationships that are important to our business, and we expect to enter into similar relationships as part of our growth strategy. These relationships may pose a number of risks, including:

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We are highly dependent upon our senior management, particularly Larry Heaton, our Chief Executive Officer, Scott Jordan, our Chief Financial Officer, Tony Blair, our Chief Operating Officer, Karen DeHaan-Fullerton, our General Counsel, and several of our vice presidents. The loss of services of any of these individuals could delay or prevent the achievement of our business objectives.

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

In the ordinary course of our business, we generate and store sensitive data, including research data, intellectual property and proprietary business information owned or controlled by ourselves or our employees, partners and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. For example, VETGuardian® cannot work without its dedicated cloud backend and, similarly, TRUVIEW® would be greatly inhibited without the myZomedica cloud backend. We utilize external security and infrastructure vendors to manage parts of our data centers. These applications and data encompass a wide variety of business-critical information, including R&D information, commercial information and business and financial information. We face several risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, accidental exposure, unauthorized access, inappropriate modification, and the risk of our being unable to adequately monitor and audit and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf.

Further, to the extent our employees are working away from the office, additional risks may arise as a result of dependance on the networking and security put into place by the employees. The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use, or disclosure, no security measures can be perfect and our information technology and infrastructure may be vulnerable to attacks by hackers, infections by viruses or other malware, breaches due to erroneous actions or inaction by our employees or contractors, malfeasance, or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks, and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such access, breach, or other loss of information could result in legal claims or proceedings. Unauthorized access, loss, or dissemination could also disrupt our operations and damage our reputation, any of which could adversely affect our business.

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

We are considered a smaller reporting company, and as such, are not required to provide the same level of information in our filings that a larger reporting company is. This reduction in the amount and depth of information could adversely affect investor insights and decision making.

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

We may be required to make significant cash payments under our agreement with Brisby, which could impact our liquidity and require us to secure additional financing.

The Company may be required to make significant cash payments under the Brisby agreement, which could impact liquidity and financial flexibility.

Under the terms of the Development and License Agreement with Brisby Inc., the Company was originally obligated to issue warrants upon achieving certain commercial milestones. However, since the Company’s common stock is no longer listed on the NYSE American or an equivalent exchange, Brisby has the right to request cash payments in lieu of warrants. If these milestones are met, the Company may be required to pay up to $6.5 million in cash.

These payments could materially impact the Company’s liquidity, requiring the use of existing cash resources or necessitating additional financing. If the Company does not have sufficient available cash, it may need to seek external funding through equity or debt financing, which may not be available on favorable terms or at all. Failure to meet these obligations could result in penalties under the agreement or adversely affect the Company’s business operations and financial condition.

There is no assurance that the commercial milestones triggering these payments will occur, nor is there certainty regarding the timing of such obligations. However, if these payments become due, they may place a significant strain on the Company’s financial resources.

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

Risks Related to Our Acquisitions of the Structured Monitoring Products Inc. and Qorvo Biotechnologies LLC companies.

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

Because we acquired all the equity interests of SMP and QBT, we own the Acquired Companies subject to all liabilities, including contingent and unknown liabilities. Pursuant to the transaction documents for the acquisition, there are limitations and conditions to our ability to recoup unanticipated losses from the former owner of the PulseVet® Companies. We may also learn additional information about the PulseVet business that could adversely affect us, such as the existence of unknown liabilities, or matters that potentially affect our ability to comply with applicable laws.

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

The manufacture and sale of our products, as well as our R&D processes, are subject to similar and potentially more stringent laws in foreign countries.

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

We have trademark registrations for our company name and composite marks comprised of our company name and/or logo in the U.S., Canada, European Union, the United Kingdom, and Mexico. We also have an allowed application for our name in the U.S. for an expanded listing of diagnostic testing equipment. We have secured registrations for our MYZOMEDICA platform in the U.S., Canada, the European Union, and the United Kingdom.

We have also secured registrations for our in-clinic biosensor testing platform, TRUFORMA, with several product names in the U.S., Canada, the European Union, and the United Kingdom.

We own U.S., German, Swiss, and Japanese trademark registrations and/or applications for the PULSEVET product including PULSEVET, PROPULSE, VERSATRODE, VERSATRON, and X-TRODE.

Our portfolio of trademarks includes both registrations and applications for registrations of the ASSISI, ASSISI LOOP,  ASSISI EQUILOOP, CALMER CANINE, and/or ASSISI DENTALOOP word marks and related logos in the U.S. and various countries worldwide.

Our imaging products trademark portfolio includes trademarks for a stylized fan shaped logo, MICROVIEW, TRUVIEW, and SONOVIEW in the U.S. Trademark applications have been filed in the U.S. for TRUPREP, TRUSOUND, TRUPATH, and SUPERVIEW.

The assets acquired from SMP include a registration for the VETGUARDIAN trademark. We have also filed for the trademarks TRUGUARD and TRUGUARDIAN.

We license the right to use the VETIGEL trademark from Cresilon, Inc.

So far, we have generally been able to acquire trademark registrations for our products, however, if our marks do not qualify for the protection afforded to trademark registration or they are too similar, misleading, or confusing to existing marks, we may not obtain the registrations we seek, which may require us to re-apply with necessary modifications or consider brand name changes, all of which may adversely affect our marketing strategy and require additional financial resources.

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

Our Stock Appreciation Rights (SARs) liability may create volatility in our financial results, which could adversely affect investor confidence and our stock price.

Our Stock Appreciation Rights (SARs) Plan is classified as a liability under U.S. Generally Accepted Accounting Principles (GAAP) because SARs are settled solely in cash and do not result in the issuance of shares. As a liability-classified award, the fair value of the SARs is remeasured at each reporting date, and changes in fair value are recognized as compensation expense in our financial statements. The fair value of SARs is affected by various factors, including fluctuations in our stock price, stock price volatility, and other market-based assumptions.

These periodic remeasurements may cause significant variability in our reported financial results from quarter to quarter, which could complicate comparisons of our financial performance across periods. This variability could adversely affect investor confidence, create uncertainty around our financial results, and negatively impact the market price of our common shares.

Risks Related to Income Taxes

We have generated U.S. NOLs (defined below), but our ability to use these U.S. NOLs is limited and any future U.S. NOLs we generate may be limited or impaired by future ownership changes.

Our U.S. businesses have generated consolidated net operating loss carryforwards (“U.S. NOLs”) for U.S. federal and state income tax purposes of $16,044 as of December 31, 2024. Our ability to utilize any U.S. NOLs after an “ownership change” is subject to the rules of the United States Internal Revenue Code of 1986, as amended (the “Code”) Section 382. An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, five (5%) percent or more of the value of our shares or are otherwise treated as five (5%) percent shareholders under Section 382 of the Code and the Treasury Regulations promulgated thereunder increase their aggregate percentage ownership of the value of our shares by more than 50 percentage points over the lowest percentage of the value of the shares owned by these shareholders over a three year rolling period. An ownership change could also be triggered by other activities, including the sale of our shares that are owned by our five (5%) shareholders.

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

We concluded that, due to the limitations under Section 382 of the Code, it is likely that our U.S. NOL carryforwards for the periods prior to February 11, 2021, totaling $3,814, are limited to zero and are not available to offset taxable income generated in the US in future periods. Our U.S. NOL carryforwards are $12,230 as of December 31, 2024. In the event another ownership change, as defined under Section 382 of the Code occurs in the future, our ability to utilize any U.S. NOLs may be substantially limited. The consequence of this limitation could be the potential loss of a significant future cash flow benefit because we would no longer be able to substantially offset future taxable income with U.S. NOLs. There can be no assurance that such ownership change will not occur in the future.

We have generated net operating loss carryforwards for Canadian income tax purposes, but our ability to use these net operating losses may be limited by our inability to generate future taxable income in Canada.

Our Canadian businesses have generated net operating loss carryforwards of $6,419 (“Canadian NOLs”) for Canadian federal and provincial income tax purposes. These Canadian NOLs can be available to reduce Canadian income taxes that might otherwise be incurred on future Canadian taxable income. However, there can be no assurance that we will generate the taxable income in the future necessary to utilize these Canadian NOLs. Our Canadian NOLs have expiration dates. There can be no assurance that, if and when we generate Canadian taxable income in the future, we will generate such taxable income before our Canadian NOLs expire.

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

We believe we could be classified as a PFIC during our taxable year ended December 31, 2024, and based on current business plans and financial expectations, we believe we may continue to be classified as a PFIC for future taxable years. Once classified as a PFIC with respect to a shareholder, we will, subject to certain exceptions, continue to be treated as a PFIC with respect to such shareholder irrespective of whether we continue to meet the definitional requirements for PFIC classification. If we are a PFIC for any year in which you hold common shares and you are a U.S. holder, then you generally will be required to treat any gain realized upon a disposition of such common shares, or any so-called “excess distribution” received on your common shares, as ordinary income, and to pay an interest charge on a portion of such gain or distribution. In certain circumstances, the sum of the tax and the interest charge may exceed the total amount of proceeds you realize on the disposition or the amount of the excess distribution you receive. Subject to certain limitations, these tax consequences may be mitigated if you make a timely and effective Qualified Electing Fund election, or QEF Election, or a mark-to-market election, or Mark-to-Market Election. Subject to certain limitations, such elections may be made with respect to our common shares. If you are a U.S. holder and make a timely and effective QEF Election, you generally must report on a current basis your share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amount to you, thus giving rise to so-called “phantom income” and to a potential tax liability. However, U.S. holders should be aware that we do not intend to satisfy the record keeping requirements that apply to a “qualified electing fund,” or supply U.S. holders with information that such U.S. holders require to report under the QEF Election rules, in the event that we are a PFIC and a U.S. holder wishes to make a QEF Election. Thus, if you are a U.S. holder, you may not be able to make a QEF Election. If you are a U.S. Holder and make a timely and effective Mark-to-Market Election, you generally must include as ordinary income each year the excess of the fair market value of your common shares over your tax basis therein, thus also possibly giving rise to phantom income and a potential tax liability. Ordinary loss generally is recognized only to the extent of net mark-to-market gains previously included in income. Any holder of our common shares who is a U.S. taxpayer should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of our common shares.

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

Item 2. Properties

Our corporate headquarters are in Ann Arbor, Michigan, where we lease and occupy approximately 18,966 square feet pursuant to leases that expired on January 31, 2025.

Our manufacturing and distribution center, South, is in Roswell, Georgia, where we lease and occupy 18,400 square feet of a 61,500-square-foot building under a lease that expires on April 30, 2027.

Our R&D, manufacturing and distribution center, North, is in Plymouth, Minnesota, where we lease and occupy two spaces totaling approximately 29,938 square feet under leases that expire on February 9, 2028.

Assisi® product distribution and certain operations were in Carlstadt, New Jersey, where we sub-lease 5,185 square feet pursuant to a license agreement that expires on November 30, 2026. As we have transitioned distribution from this location to Roswell, Georgia, we are seeking to sublet this space.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares now trade on the OTCQB® market tier of OTC Markets under the symbol “ZOMDF”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Common Stock Information

As of March 13, 2025, there were 979,949,668 common shares outstanding held of record by approximately 150 holders.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2024. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and forward-looking information under applicable Canadian securities law requirements (collectively, “forward-looking statements”) which are intended to be covered by the safe harbors created thereby. See “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Part I – Item 1A Risk Factors” section and elsewhere in this Annual Report on Form 10-K, as well as, in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

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

We currently have six discrete platforms in our product portfolio:

Diagnostic Products

-	our TRUFORMA® platform, comprising point-of-care diagnostic products for disease states in dogs, cats and horses, providing assays for use at the point-of-care that provide reference lab accuracy, thereby enabling practitioners to diagnose and treat diseases sooner;

-	our TRUVIEW® platform which consists of the TRUVIEW digital cystoscopy instrument providing microscopic images and related pathology services which enable practitioners to receive a Pathologist interpretation of the images;

-	our VETGuardian® platform, which provides continuous wireless monitoring of pets’ vital signs and provides them remotely to veterinarian practice staff, along with alert messaging should the vital signs rise or fall out of range, to assist in rapidly diagnosing issues;

Therapeutic Device Products

-	our world leading PulseVet® platform, which provides for non-invasive electro-hydraulic shock wave treatment for a wide variety of conditions in horses and small animals, including osteoarthritis, tendon and ligament healing, bone healing, chronic pain relief and wound healing, to promote healing and reduce the need for surgery and/or medication; and

-	our Assisi Loop® platform including a series of products that use targeted Pulsed Electromagnetic Field (tPEMFTM) therapy to decrease pain and inflammation and accelerate healing or reduce anxiety.

-	our VETIGEL® product, a fast-acting hemostatic gel that stops bleeding in seconds without applied pressure, enhancing procedural efficiency and improving patient outcomes.

We have focused our development and commercialization efforts on our TRUFORMA, TRUVIEW, VETGuardian, PulseVet, Assisi Loop, and VETIGEL  platforms.

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

Components of Operating Results

Revenue

Our revenue consisted of consumables sold in the U.S. and internationally associated with our Assisi® products; capital and consumables sold in the U.S and internationally associated with our PulseVet® platform; consumables sold in the U.S associated with our TRUFORMA® platform; subscriptions and services sold in the U.S. associated with our TRUVIEW® products; and capital and service agreements sold in the U.S. associated with our VETGuardian® products.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages, stock-based compensation, and overhead costs incurred to support our business as a publicly traded company. The functions involved include Accounting, Business Development, Finance, Human Resources, Information & Innovation Technology, Investor Relations, Legal, and portions of other functional areas. Included within these support costs are significant public company expenses such as stock exchange fees, annual meeting expenses, and audit, tax, Sarbanes-Oxley and other compliance costs.

Research and Development Expenses

Research and development (R&D) expenses consist of salaries and related expenses for R&D personnel, fees paid to consultants and outside service providers, travel costs, and materials used in clinical trials and general R&D. These costs are primarily focused on leveraging our acquisition of Qorvo into new assay development for our TRUFORMA platform, expanding capabilities and usability within existing products, and exploring new market opportunities.

Selling and Marketing Expenses

Selling and marketing expenses consist of personnel costs (including salaries and related benefits) and costs associated with sales and marketing activities (including conference and tradeshow attendance, sponsorships, and general advertising and promotional activities).

U.S. Taxes

As of December 31, 2024, we had net operating loss carryforwards for U.S. federal and state income tax purposes of $16,044 and non-capital loss carryforwards for Canada of $6,419, which will begin to expire in fiscal year 2039. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. In 2021, we concluded that, due to the limitations under Section 382 of the Code, our U.S. federal and state income tax net operating loss carryforwards, as well as R&D credit carryforwards, for the periods prior to February 11, 2021 have been limited to zero. We therefore have derecognized $3,814 of this asset, reducing the carryforward of these amounts to $12,230.

Canadian Taxes

In Canada, due to the uncertainty of realizing any tax benefits as of December 31, 2024, we continue to record a full valuation allowance against our Canadian deferred tax assets.

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

Stock-Based Compensation

Stock-based compensation expense is recognized for awards granted to employees and directors based on the fair value of the awards on the grant date. The Company’s stock-based compensation includes stock options, which are classified as equity awards, and SARs, which are classified as liability awards.

Equity-Classified Awards (Stock Options)

We measure the cost of equity-settled transactions by reference to the fair value of the equity instruments at the grant date. The fair value of stock options is calculated using the Black-Scholes Option Pricing Model and recognized as compensation expense over the vesting period of the award using the graded vesting method. Since our stock-based compensation plans do not require settlement in cash or other assets, stock options are classified as equity awards.

Compensation expense recognized during the period reflects the fair value of stock-based payment awards that are ultimately expected to vest. We account for forfeitures of employee awards as they occur. The expected term of stock options, which represents the period the options are expected to remain outstanding, is estimated based on the average term of the options. The risk-free interest rate is based on the U.S. treasury yield curve at the time of grant for the expected term. We assume a zero dividend yield at the date of grant, as we do not anticipate paying dividends in the foreseeable future. The expected volatility used in valuing stock options is calculated based on the historical price of the Company’s stock. Changes in volatility would result in a corresponding increase or decrease in the fair value of the options.

Liability-Classified Awards (SARs)

The Company accounts for SARs as liability-classified awards because they are settled solely in cash and do not result in the issuance of equity. The fair value of SARs is initially measured at the grant date and subsequently remeasured at each reporting date until settlement. The fair value of SARs is calculated using the Black-Scholes Option Pricing Model and recognized as compensation expense over the vesting period of the award using the straight-line method. Changes in fair value are recognized as compensation expense in the consolidated statement of operations during the period of remeasurement based on the proportion of the vesting period that has elapsed. The expected term of SARs, which represents the period the SARs are expected to remain outstanding, is estimated based on the average term of the SARs. The risk-free interest rate is based on the U.S. treasury yield curve at the time of valuation for the expected term. We assume a zero-dividend yield, as we do not anticipate paying dividends in the foreseeable future. The expected volatility used in valuing SARs is calculated based on the  historical price of the Company’s stock. Changes in volatility would result in a corresponding increase or decrease in the fair value of the SARs.

Upon exercise, SAR participants receive a cash payment equal to the excess of the fair market value of a share of common stock on the exercise date over the exercise price of the SAR. Since SARs are remeasured at each reporting date, volatility in the Company’s stock price may lead to fluctuations in the recognized compensation expense and recorded liability.

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

For the fiscal year ended December 31, 2024, the Company recognized total impairment charges of $16,024, reflecting the outcomes of both interim and annual impairment testing. These charges were primarily related to goodwill associated with certain reporting units and resulted from changes in future sales growth projections and the allocation of operating expenses.

During the six months ended June 30, 2024, the Company determined that triggering events occurred, which required interim testing for impairment in accordance with ASC 350. We elected to perform a quantitative analysis as part of our interim goodwill impairment test. This was driven by changes in future sales growth projections and the allocation of operating expenses. As a result, a goodwill impairment charge of $16,024 was recorded for the six months ended June 30, 2024, as part of the Company’s interim goodwill impairment test.

As part of our annual goodwill impairment test for the fiscal year ended December 31, 2024, we performed a quantitative analysis of our reporting units. Our analysis of the PulseVet® and Assisi® reporting units indicated that their fair values exceeded their carrying amounts, including goodwill, by 12% and 14%, respectively.

For the fiscal year ended December 31, 2023, the Company performed a quantitative analysis as part of our annual goodwill impairment test. Our analysis of the PulseVet and Revo Squared reporting units indicated that their fair values exceeded their carrying amounts, including goodwill, by 6% and 26%, respectively. Our analysis of the Assisi reporting unit indicated that its fair value was below its carrying amount, including goodwill, by 54%, driven by changes to future sales growth projections and an increase in allocated operating expenses. As a result, a goodwill impairment charge of $12,195 was recorded as part of the Company’s 2023 annual goodwill impairment test.

The carrying value of goodwill for the PulseVet and Assisi reporting units as of December 31, 2024, were $43.4 million and $2.2 million, respectively. Following the impairment recorded during the current period, there are no longer any carrying values of goodwill for the Revo Squared or SMP reporting units.

The implied fair value for each reporting unit was calculated on a standalone basis using a weighted combination of the income approach and the market approach. The implied fair values of each reporting unit were summed, along with unallocated assets, to determine the indicated value of total equity. This indicated value was compared to the total market capitalization as of December 31, 2024, implying a control premium of 16.1%. This control premium aligns with those observed in the last five years within the Medical, Dental, and Hospital Equipment and Supplies industry, which have historically been significantly higher than the aggregate control premiums across all other industries. As a result, the market capitalization reconciliation analysis supported the reasonableness of the fair values estimated for each individual reporting unit.

While the Company continues to believe that its estimates of fair value for the remaining reporting units are reasonable, changes in assumptions regarding future financial results, increases in the discount rate, or other underlying factors could significantly impact their fair value. Such changes may require the Company to record an impairment charge in future periods. Additionally, any future decline in the overall market value of the Company’s equity could result in a determination that the fair value of the remaining reporting units has fallen below their carrying value.

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

On December 31, 2024, the carrying value of our Diagnostic instruments was $10,135. Significant assumptions included in the realization model are the rate of placement and expected utilization over the life of the instrument.

The effect of a 25% reduction in the estimated revenues associated with annual placements of instruments would increase the payback period on December 31, 2024 from 4.27 years to 5.77 years.

Revenue Recognition

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

Results of Consolidated Operations

Our results of operations for the years ended December 31, 2024 and 2023 are as follows:

Revenue

Revenue for the year ended December 31, 2024 was $27,285, compared to $25,186 for the year ended December 31, 2023, an increase of $2,099, or 8%.

The increase in revenue was primarily due to growth in both consumables and capital sales in our PulseVet® products, as well as growth in TRUFORMA® products, partially attributable to the launch of new assays during the current period, and the continued performance of VETGuardian® products, which had only recently launched during the prior year ended December 31, 2023. In general, we expect revenue to increase in subsequent periods as we increase our sales, marketing, and commercialization efforts.

Cost of Revenue

Cost of revenue for the year ended December 31, 2024 was $8,198, compared to $7,868 for the year ended December 31, 2023, an increase of $330, or 4%.

The increase in cost of revenue was primarily driven by increased manufacturing expenses resulting from higher unit sales. We anticipate that cost of revenue will continue to increase in future periods in line with the expected growth in unit sales, as described above.

Gross Profit

Gross profit margin for the year ended December 31, 2024 was 70%, compared to 69% for the year ended December 31, 2023.

The increase in gross profit margin percentage was primarily due to the current-year cost reduction realized from one-time restructuring actions taken during the prior year in connection with our transition of TRUFORMA® development following the October 2023 acquisition of QBT, improvements related to the integration of our Minnesota manufacturing facility, as well as the further absorption of fixed costs driven by increased unit sales.

General and Administrative

General and administrative expense for the year ended December 31, 2024 was $29,656, compared to $29,029 for the year ended December 31, 2023, an increase of $627, or 2%.

The increase in general and administrative expenses was primarily driven by professional fees for specialized accounting and development work, increased amortization and depreciation expense associated with acquisitions made in the second half of 2023, proxy and special meeting costs. These increases were partially offset by lower stock-based compensation expense and lower severance expenses related to restructuring actions in the previous year, which were non-recurring. While we expect general and administrative expenses to increase after excluding one-time items incurred during the current year, we anticipate that, relative to sales growth and product expansion, these expenses will decrease proportionally.

Research and Development

Research and development expense for the year ended December 31, 2024 was $7,268, compared to $5,744 for the year ended December 31, 2023, an increase of $1,524, or 27%.

The increase in R&D expenses was primarily driven by the continued buildup of internal capabilities to develop, test, and manufacture our next generation of diagnostic products, which included higher expenses for lab supplies and salaries associated with the QBT acquisition during the second half of 2023. We anticipate that R&D costs will increase as we maintain and enhance our current product lines and continue to develop new products.

Selling and Marketing

Selling and marketing expense for the year ended December 31, 2024 was $17,192, compared to $14,137 for the year ended December 31, 2023, an increase of $3,055, or 22%.

The increase in selling and marketing expenses was driven primarily by salaries and commissions, associated with increased hiring campaigns. We expect future selling and marketing expense to increase in line with product expansion and growth in our commercialization efforts.

Impairment Expense

Impairment expense for the year ended December 31, 2024 was $16,024, compared to $12,195 for the year ended December 31, 2023, an increase of $3,829, or 31%. The increase was due to the goodwill impairment recognized in the current year, driven by changes in future sales growth projections and the allocation of operating expenses.

Other Income

Other income for the year ended December 31, 2024 was $10, compared to $2,080 for the year ended December 31, 2023, a decrease of $2,070. The decrease was primarily due to a gain of $2,174 on the fair valuation of the Company’s previously held equity interest in SMP, which was recognized during the year ended December 31, 2023, but did not recur in the current period.

Net Loss

Net loss for the year ended December 31, 2024 was $46,982, compared to a net loss of $34,529 for the year ended December 31, 2023, an increase of $12,453, or 36%.

The net loss was attributed to the matters described above, as well as to tax-related benefits recognized during the year ended December 31, 2023, which were attained as part of the SMP acquisition. We expect to continue recording net losses in future periods until we have sufficient revenue from product sales to offset our operating expenses.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	Year Ended December 31,
	2024	2023	Change
Cash used in operating activities	$(23,630)	$(15,975)	$(7,655)	48%
Cash provided by investing activities	17,854	1,577	16,277	1032%
Cash used in financing activities	(70)	—	(70)	n/a
Decrease in cash and cash equivalents	(5,846)	(14,398)	8,552	(59)%
Effect of exchange rate changes on cash	(85)	(49)	(36)	73%
Cash and cash equivalents, beginning of period	12,952	27,399	(14,447)	(53)%
Cash and cash equivalents, end of period	$7,021	$12,952	$(5,931)	(46)%

Net cash used in operating activities for the year ended December 31, 2024 was $23,630, compared to $15,975 for the year ended December 31, 2023, an increase in cash used of $7,655, or 48%. The increase in cash used in operating activities resulted primarily from the increase in operating expenses noted above, excluding the impact of non-cash charges, including stock-based compensation, impairment expense, and amortization of intangible assets.

Net cash provided by investing activities for the year ended December 31, 2024 was $17,854, compared to cash provided of $1,577 for the year ended December 31, 2023, a increase in cash provided of $16,277. The increase in cash provided by investing activities resulted primarily from cash paid as a part of the SMP and QBT acquisitions during the prior period, which did not recur, and decreased capital expenditures during the year ended December 31, 2024, partially offset by lower maturity of available-for-sale securities.

Net cash used in financing activities for the year ended December 31, 2024 was $70 as compared to $0 for the year ended December 31, 2023. The increase was attributable to stock option issuance costs paid during the year ended December 31, 2024.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in May 2015. As of December 31, 2024, we had an accumulated deficit of $217,915. We have funded our working capital requirements primarily through the sale of our equity and equity-related securities and the exercise of stock options and warrants.

As of December 31, 2024, the Company had working capital (defined as current assets minus current liabilities) of $72,442.

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

Our future capital requirements depend on many factors, including, but not limited to:

●	the costs and timing of our development and commercialization activities;

●	the cost of manufacturing our existing and future products;
●	the cost of marketing and selling our existing and future products, including marketing, sales, service, customer support and distribution costs;
●	the expenses needed to attract and retain skilled personnel;
●	the costs associated with being a public company;
●	the costs associated with additional business development or mergers and acquisitions activity, including acquisition-related costs, earn-outs or other contingent payments and costs of developing and commercializing any technologies to which we obtain rights;
●	third-party costs associated with the development and commercialization of our existing and future products and the ability of our development partners to satisfy our requirements on a timely basis;
●	the scope and terms of our business plans from time to time, and our ability to realize upon our business plans; and
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

Outstanding Share Data

The only class of outstanding voting equity securities of the Company are the common shares. As of March 13, 2025:

●	There are 979,949,668 common shares issued and outstanding;
●	There are stock options outstanding under our Stock Option Plan to acquire an aggregate of 89,051,943 common shares;
●	There are common share purchase warrants issued in February of 2020 that are outstanding and permit the holders to acquire an aggregate of 197,917 common shares at an exercise price of $0.1500 per share;
●	There are common share purchase warrants issued in July of 2022 that are outstanding and permit the holders to acquire an aggregate of 363,501 common shares at an exercise price of $0.1500 per share;
●	There are common share purchase warrants issued in July of 2022 that are outstanding and permit the holders to acquire an aggregate of 10,000,000 common shares at an exercise price of $0.2201 per share; and
●	There are common share purchase warrants issued in July of 2022 that are outstanding and permit the holders to acquire an aggregate of 22,000,000 common shares at an exercise price of $0.2520 per share.

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

Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, utilizing the criteria discussed in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in internal control over financial reporting

Except as discussed above, there were no changes in internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Shareholders, (“Proxy Statement”), to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

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

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are included in this Annual Report on Form 10-K

(1)-(2) Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Zomedica Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Zomedica Corp. (an Alberta, Canada corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Analysis

As described further in Notes 4 and 12 to the consolidated financial statements, goodwill is evaluated for impairment annually or more frequently when an event occurs or circumstances change indicating the carrying value may not be recoverable. The Company performs a quantitative test to measure the fair values of the reporting units and compares them to their aggregate carrying values, including goodwill. The fair values are estimated using a weighted combination of a discounted cash flow method and a market-based method which include significant assumptions such as financial projections of free cash flow which includes key assumptions of revenue growth, operating income and discount rates. We identified goodwill impairment analysis as a critical audit matter.

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

•We evaluated the design and implementation of relevant controls within the Company’s process to perform the goodwill impairment analysis, including the Company’s control over the selection and review of the reasonableness of assumptions used in determining fair value.

•We evaluated the reasonableness of the Company’s forecasted revenue growth and operating income by comparing these assumptions to historical operating results for the reporting units and relevant available industry and market data.

•We involved valuation specialists to evaluate the reasonableness of the discount rate used in the discounted cash flow model to determine fair value. The valuation specialists compared the discount rates used to value the reporting units to independently developed discount rates derived from publicly available data and re-performed the discounted cash flow calculations.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Southfield, Michigan

March 13, 2025

Zomedica Corp.

Consolidated Balance Sheets

(United States Dollars in Thousands)

	December 31,	December 31,
	2024	2023
Assets

Current assets
Cash and cash equivalents	$7,021	$12,952
Available-for-sale securities	64,332	77,545
Trade receivables, net	2,423	1,197
Inventory, net	5,058	5,123
Prepaid expenses and deposits	2,291	2,064
Other receivables	648	1,001
Total current assets	81,773	99,882

Prepaid expenses and deposits	193	250
Property and equipment, net	24,589	22,828
Right-of-use assets	1,611	2,466
Goodwill	45,556	61,580
Intangible assets, net	52,538	55,364
Noncurrent available-for-sale securities	—	10,005
Other assets	1,100	822
Total assets	$207,360	$253,197

Liabilities and shareholders’ equity

Current liabilities
Accounts payable	$1,929	$2,068
Accrued income taxes	117	65
Current portion of lease obligations	523	916
Customer contract liabilities	331	276
Accrued expenses and other current liabilities	6,431	5,707
Total current liabilities	9,331	9,032

Lease obligations	1,291	1,814
Deferred tax liabilities, net	456	1,138
Customer contract liabilities	219	252
Other liabilities	399	944
Total liabilities	$11,696	$13,180

Commitments and contingencies (Note 17)

Shareholders’ equity
Unlimited common shares, no par value; 979,949,668 issued and outstanding at December 31, 2024 and December 31, 2023	$380,973	$380,973
Additional paid-in capital	32,518	29,929
Accumulated deficit	(217,915)	(170,933)
Accumulated comprehensive income	88	48
Total shareholders' equity	195,664	240,017

Total liabilities and shareholders’ equity	$207,360	$253,197

The accompanying notes are an integral part of these consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Operations and Comprehensive Loss

(United States Dollars in Thousands, Except for Per Share Data)

	Year Ended December 31,
	2024	2023
Net revenue	$27,285	$25,186
Cost of revenue	8,198	7,868
Gross profit	19,087	17,318

Expenses
General and administrative	29,656	29,029
Research and development	7,268	5,744
Selling and marketing	17,192	14,137
Impairment expense	16,024	11,683
Loss from operations	(51,053)	(43,275)
Interest income	3,966	5,458
Interest expense	—	(175)
(Loss) gain on disposal of assets	(210)	24
Other income, net	10	2,080
Foreign exchange (loss) gain	(252)	28
Loss before income taxes	(47,539)	(35,860)
Income tax benefit	(557)	(1,331)
Net loss	(46,982)	(34,529)
Unrealized gain, change in fair value of available-for-sale securities, net of tax	132	936
Change in foreign currency translation	(92)	(45)
Net loss and comprehensive loss	$(46,942)	$(33,638)

Weighted average number of common shares - basic and diluted	979,949,668	979,949,668

Loss per share - basic and diluted (Note 19)	$(0.05)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Shareholders’ Equity

(United States Dollars in Thousands)

			Common	Additional		Accumulated
	Common Stock		Stock	Paid-In	Accumulated	Comprehensive
	Shares	Amount	Subscribed	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2022	979,949,668	$380,973	$—	$23,666	$(136,404)	$(843)	$267,392
Stock-based compensation	—	—	—	6,263	—	—	6,263
Net loss	—	—	—	—	(34,529)	—	(34,529)
Other comprehensive loss	—	—	—	—	—	891	891
Balance at December 31, 2023	979,949,668	$380,973	$-	$29,929	$(170,933)	$48	$240,017
Stock-based compensation	—	—	—	2,659	—	—	2,659
Stock issuance costs	—	—		(70)	—	—	(70)
Net loss	—	—	—	—	(46,982)	—	(46,982)
Other comprehensive income	—	—	—	—	—	40	40
Balance at December 31, 2024	979,949,668	$380,973	$-	$32,518	$(217,915)	$88	$195,664

The accompanying notes are an integral part of these consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Cash Flows

(United States Dollars in Thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(46,982)	$(34,529)
Adjustments for:
Depreciation	1,545	830
Amortization - intangible assets	6,441	5,468
Impairment loss	16,024	11,683
Gain (loss) on disposal of property and equipment	210	(24)
Loss on conversion of notes receivable	—	(2,174)
Stock-based compensation	2,778	6,263
Noncash portion of rent benefit (expense)	(61)	187
Accretion/amortization of available-for-sale securities	(1,991)	(2,209)
Equity in earnings of nonconsolidated entities	159	—
Deferred tax expense	(682)	(1,489)
Change in assets and liabilities, net of acquisitions:
Purchased inventory	(205)	(1,059)
Prepaid expenses and deposits	(178)	1,499
Trade receivables	(1,227)	(617)
Other receivables	603	348
Accounts payable	(200)	384
Accrued income tax	53	(125)
Deferred tax liabilities	—	180
Accrued expenses and other current liabilities	606	30
Customer contract liabilities	22	140
Other liabilities	(545)	(761)
Net cash used in operating activities	(23,630)	(15,975)

Cash flows from investing activities:
Securities matured	25,084	42,775
Investment in nonconsolidated entities	(437)	—
Investment in debt security (at fair value)	—	(1,750)
Investment in property and equipment	(5,212)	(11,339)
Acquisition of intangibles	(1,581)	(4,150)
Investment in acquisitions, net of cash acquired (SMP and QBT)	—	(23,959)
Net cash provided by investing activities	17,854	1,577

Cash flows from financing activities:
Stock issuance costs paid	(70)	—
Net cash used in financing activities	(70)	—

Decrease in cash and cash equivalents	(5,846)	(14,398)
Effect of exchange rate changes on cash	(85)	(49)
Cash and cash equivalents, beginning of year	12,952	27,399
Cash and cash equivalents, end of period	$7,021	$12,952

Noncash activities:
Change in fair value of available-for-sale securities, net of tax	$132	$936
Property and equipment accrued for in accounts payable	163	90
Transfer of property and equipment into intangibles	2,034	3,494
Transfer of inventory into property and equipment	265	696

Supplemental cash flow information:
Interest received on available-for-sale securities	$2,284	$3,317

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

Estimates and Assumptions

In preparing these financial statements, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of industry trends, information provided by our customers and suppliers, and other available external sources, as appropriate. These estimates and assumptions are subject to an inherent degree of uncertainty. We are not presently aware of any events or circumstances that would require us to update such estimates and assumptions or revise the carrying value of our assets or liabilities. However, our estimates may change as new events occur and additional information becomes available. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements.

Functional and Reporting Currencies

The functional currency for Canada and our subsidiaries in the United States and Switzerland is U.S. dollars, which is also our reporting currency.

The functional currency for our Japanese subsidiary, as determined by management, is the Japanese Yen. The Japanese Yen is translated for financial reporting purposes, with translation gains and losses recorded as a component of other comprehensive income or loss.

With respect to transactions denominated in currencies other than the functional currencies of the Company and its wholly owned operating subsidiaries, monetary assets and liabilities are remeasured at the period-end rates. Revenue and expenses are measured at the exchange rates prevailing on the transaction dates. All exchange gains or losses resulting from these transactions are recognized in the consolidated statements of operations and comprehensive loss.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

Comparative Figures

To better align with how we track our business, we have reclassified construction in progress, combining it with property and equipment and presenting the total as “Property and equipment, net” on the consolidated balance sheets for the fiscal year ended December 31, 2024. The consolidated balance sheets for the year ended December 31, 2023, have been adjusted to align with the current presentation. The change had no impact on the reported results in our balance sheets and does not affect previously reported cash flows from investing activities in the consolidated statements of cash flows.

To further enhance the transparency of our financial reporting, we have reclassified “Accounts payable” as its own line item, separating it from “Accounts payable and accrued liabilities.” Furthermore, we combined the accrued liabilities portion of “Accounts payable and accrued liabilities” with amounts previously included in “Other current liabilities” into a new line item, “Accrued expenses and other current liabilities”, to provide a comprehensive view of these obligations as of December 31, 2024. This presentation is supported by Note 10, “Accrued Expenses and Other Current Liabilities”, in the Notes to the Consolidated Financial Statements. The consolidated balance sheets for the year ended December 31, 2023, have been adjusted to align with the current presentation. The change in presentation had no impact on the reported results in our balance sheets and does not affect previously reported cash flows from operating activities in the consolidated statements of cash flows. Refer to Note 10 for further details.

We have corrected an immaterial classification error by revising the presentation of impairment expense, which was previously included in loss before income taxes, to loss from operations for the fiscal year ended December 31, 2024. The consolidated statements of operations and comprehensive loss for the year ended December 31, 2023, have been adjusted to conform to the current year presentation. This correction had no impact on previously reported net loss or cash flows from operating activities in the consolidated statements of cash flows.

Recently Adopted Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires additional disclosures to disaggregate costs and expense line items presented on the face of the consolidated statements of operations and comprehensive loss. These disclosures include: (a) amounts related to purchased inventory, employee compensation, depreciation, amortization, and other significant components of costs and expenses; (b) an explanation of costs and expenses that are not disaggregated quantitatively; and (c) the definition and total amount of selling expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and has not yet determined its effect on the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public entities with fiscal years beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and has not yet determined its effect on the consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The key amendments include: (a) introducing a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), (b) extending certain annual disclosures to interim periods, (c) clarifying that single reportable segment entities must apply ASC 280 in its entirety, (d) permitting more than one measure of segment profit or loss to be reported under certain conditions, and (e) requiring disclosure of the title and position of the CODM. This ASU is effective for public entities with fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance in the fourth quarter of fiscal 2024. The adoption did not have a material impact on the consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. As of December 31, 2024 and 2023, the Company's cash balances exceeded federally insured limits by approximately $1,376 and $1,308.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivables are recorded net of an allowance for credit losses and have payment terms of 30 days. Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries, and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. For the years ended December 31, 2024 and 2023, our allowances were $371 and $103, respectively, and were recorded net in trade receivables. While we believe that our allowance for credit losses is adequate and represents our best estimate as of December 31, 2024, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to these estimates.

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

Estimated useful lives for the principal asset categories are as follows:

Furniture and fixtures	5-7 years
Laboratory equipment	5-7 years
Machinery and equipment	3-20 years
Leasehold improvements	Over shorter of estimated useful life or lease term

Leases

We determine if an arrangement is a lease at inception, in accordance with ASC 842, Leases, (“ASC 842”). All operating lease commitments with a lease term greater than 12 months are recognized as right-of-use (ROU) assets and lease liabilities, measured at the present value of future lease payments. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are expensed on a straight-line basis over the lease term.

We primarily enter into manufacturing and office space leases, which may include options to extend. Our lease agreements do not contain any material residual value guarantees or restrictive covenants.

ROU assets represent our right to control the use of an explicitly or implicitly identified fixed asset for a period of time and lease liabilities represent our obligation to make lease payments arising from the lease. Control of an underlying asset is conveyed to us if we obtain the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset.

Lease liabilities are measured using the rate implicit in the lease, if readily determinable. If not, we use our incremental borrowing rate (IBR) based on available information at lease commencement. Lease payments included in the measurement of lease liabilities consist of fixed payments. Our leases contain non-lease components and activities that do not transfer a good or service to us. These were not considered components of the contract and, therefore, were not included in the net ROU assets or lease liabilities.

The lease term includes the non-cancelable period plus any renewal options that we are reasonably certain to exercise.

Intangible Assets

Definite-lived intangible assets include acquired customer relationships, developed technology, licenses, trademarks, and tradenames. These assets are capitalized at cost and amortized on a straight-line basis over their estimated useful lives. Definite-lived intangible assets, whether acquired in a business combination or separately, are recorded at cost, net of accumulated amortization and any impairment losses. The estimated useful lives and amortization methods are reviewed annually, with any changes applied prospectively.

Expenditures for the planning and ongoing operation of the Company’s website are expensed as incurred. Costs incurred for website application development and infrastructure enhancements are capitalized and amortized over their estimated useful life..

Intangible assets with indefinite useful lives that are acquired separately are carried at cost less accumulated impairment losses. These assets are not amortized but are assessed for impairment at least annually, or more frequently if events or circumstances indicate potential impairment.

E-commerce technology	2 years
Computer software and website	3-5 years
Non-compete agreements	3 years
Tradenames	5-19 years
Developed technology	10-15 years
Customer relationships	11-19 years
Trademarks	15 years
Licenses	Over shorter of estimated useful life or license term

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

Impairment of Long-Lived and Indefinite-Lived Intangible Assets

The Company evaluates long-lived assets, including property, equipment, and definite-lived intangible assets, for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. If the sum of estimated undiscounted future cash flows expected to be generated by an asset or asset group is less than its carrying value, an impairment loss is recognized. The impairment loss is measured as the excess of the asset’s carrying amount over its fair value.

Indefinite-lived intangible assets are tested for impairment at least annually or when impairment indicators arise. If the carrying amount exceeds the fair value, an impairment loss is recognized.

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

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

Disaggregated revenue for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	Diagnostics		Therapeutic Devices		Consolidated
	2024	2023	2024	2023	2024	2023
Capital	$1,137	$609	$8,354	$8,179	$9,491	$8,788
Consumables	1,296	768	16,367	15,545	17,663	16,313
Other	-	-	131	85	131	85
Total revenue	$2,433	$1,377	$24,852	$23,809	$27,285	$25,186

Cost of Revenue

Cost of goods sold consists of overhead, materials, labor, shipping costs, and a portion of depreciation incurred internally to produce and receive the products. Shipping and handling costs incurred by the Company are included in cost of revenue.

Research and Development

Research and development costs related to continued R&D programs are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation, (“ASC 718”). Stock-based compensation expense is recognized for awards granted to employees and directors based on the fair value of the awards on the grant date. The Company’s stock-based compensation includes stock options, which are classified as equity awards, and stock appreciation rights (SARs), which are classified as liability awards.

The Company calculates stock-based compensation for stock options using the fair value method. The fair value of stock options at the grant date is determined using the Black-Scholes Option Pricing Model. The resulting fair value is recognized as compensation expense over the vesting period of the award using the graded vesting method. The Company’s stock option plans do not require the settlement of awards by transferring cash or other assets. Therefore, stock options are classified as equity awards. Compensation expense recognized during the period reflects the fair value of stock-based payment awards that are ultimately expected to vest. In accordance with ASC 718, the Company recognizes forfeitures of employee awards as they occur.

The Company accounts for SARs under ASC 718 as liability-classified awards because they are settled solely in cash and do not result in the issuance of equity. The fair value of SARs is measured at the grant date and remeasured at each reporting date until settlement. Changes in fair value are recognized as compensation expense in the consolidated statement of operations in the period of remeasurement. The fair value of SARs is determined using the Black-Scholes Option Pricing Model,  incorporating significant assumptions such as expected stock price volatility, expected term of the award, and risk-free interest rate.

SARs vest over the defined vesting period, and compensation expense is recognized based on the proportion of the vesting period that has elapsed. Upon exercise, participants receive a cash payment equal to the excess of the fair market value of a share of common stock on the exercise date over the exercise price of the SAR.

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

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

5. Investment Securities

The following represents the Company’s investment securities for the years ended December 31, 2024 and 2023:

Balance at December 31, 2024	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$10,130	$254	$3	$10,387
Corporate notes / bonds	45,336	483	7	45,826
Money market funds	2,766	—	—	2,766
U.S. govt. agencies	1,441	31	(2)	1,470
U.S. treasuries	6,609	41	(1)	6,649
Total investment securities	$66,282	$809	$7	$67,098

Balance at December 31, 2023	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$15,681	$285	$20	$15,986
Corporate notes / bonds	45,954	614	(75)	46,493
Money market funds	5,374	—	—	5,374
U.S. govt. agencies	18,076	122	(33)	18,165
U.S. treasuries	10,282	156	(36)	10,402
Total investment securities	$95,367	$1,177	$(124)	$96,420

Accretion / (amortization) refers to the discounts and premiums incurred on bonds and notes purchased and are included within interest income on our consolidated income statement.

Accrued interest receivable, related to the above investment securities, amounted to $504 and $586 for the years ended December 31, 2024 and 2023 and are included within Other Receivables on our consolidated balance sheets.

Contractual maturities of investment securities as of December 31, 2024 are as follows:

	Acquisition Cost	Estimated Fair Value
Original maturities of 90 days or less	$2,765	$2,766
Original maturities of 91-365 days	63,517	64,332
Original maturities of 366+ days	-	-
Total investment securities	$66,282	$67,098

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our investments as of December 31, 2024 and December 31, 2023:

Balance at December 31, 2024	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$—	$10,387	$—	$10,387
Corporate notes / bonds	—	45,826	—	45,826
Money market funds	2,766	—	—	2,766
U.S. govt. agencies	1,470	—	—	1,470
U.S. treasuries	6,649	—	—	6,649
Total investment securities	$10,885	$56,213	$—	$67,098

Balance at December 31, 2023	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$—	$15,986	$—	$15,986
Corporate notes / bonds	—	46,493	—	46,493
Money market funds	5,374	—	—	5,374
U.S. govt. agencies	18,165	—	—	18,165
U.S. treasuries	10,402	—	—	10,402
Total investment securities	$33,941	$62,479	$—	$96,420

The following table shows these same investments and their respective balance sheet classifications:

Balance at December 31, 2024	Cash & Cash Equivalents	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$—	$10,387	$—	$10,387
Corporate notes / bonds	—	45,826	—	45,826
Money market funds	2,766	—	—	2,766
U.S. govt. agencies	—	1,470	—	1,470
U.S. treasuries	—	6,649	—	6,649
Total investment securities	$2,766	$64,332	$-	$67,098

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

Balance at December 31, 2023	Cash & Cash Equivalents	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$—	$15,986	$—	$15,986
Corporate notes / bonds	—	36,973	9,520	46,493
Money market funds	5,374	—	—	5,374
U.S. govt. agencies	—	17,680	485	18,165
U.S. treasuries	3,496	6,906	—	10,402
Total investment securities	$8,870	$77,545	$10,005	$96,420

Unrealized gains on our investments have not been recorded into income as we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our debt securities is largely due to the rising interest rate environment driven by current market conditions that have resulted in higher credit spreads. The credit ratings associated with our debt securities are mostly unchanged, are highly rated, and the debtors continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded through December 31, 2024.

7. Business Combinations

All of the Company’s acquisitions of businesses have been accounted for under ASC 805. Accordingly, the assets of the acquired companies reflect the fair values and have been included in the Company’s Consolidated Financial Statements from their respective dates of acquisition. The results of operations of Revo Squared LLC, Assisi Animal Health, LLC, Structured Monitoring Products, Inc., and Qorvo Biotechnologies, LLC have been included in the Company’s Consolidated Financial Statements since the dates of acquisition on June 14, 2022, July 15, 2022, September 4, 2023, and October 4, 2023 respectively.

2023 Acquisitions

Stock Purchase Agreement with Structured Monitoring Products, Inc.

On September 4, 2023, Zomedica Inc., a wholly owned subsidiary of Zomedica Corp. (the “Company”), entered into a Stock Purchase Agreement with Structured Monitoring Products, Inc.(“SMP”), pursuant to which Zomedica Inc. acquired 100% of the capital stock of SMP, a Florida corporation. SMP is the maker of VETGuardian®, a zero-touch vital signs remote monitoring system that improves the quality of care for pets during recovery from surgery and for those staying in clinic overnight. The system provides real-time remote monitoring of the pet’s vital signs with the ability to alert staff if the vital signs fall outside preset ranges (the “Acquisition”). The Acquisition was consummated on September 5, 2023.

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

Purchase price consideration was made up of the following:

Cash	$11,300
Settlement of pre-existing relationship(1)	(3,654)
Total	$7,646

(1)	The Company had entered into a Development and Manufacturing License Agreement with QBT on January 17, 2023 and the Company had an intangible asset and liability balance of $6,945 and $3,654, respectively as of the acquisition date related to this agreement. The effect of the pre-existing liability (i.e., $3,654) is included in the consideration transferred.

8. Inventory

	December 31, 2024			December 31, 2023
	Diagnostics	Therapeutic Devices	Consolidated	Diagnostics	Therapeutic Devices	Consolidated
Raw materials	$1,997	$2,304	$4,301	$1,801	$2,026	$3,827
Finished goods	265	274	539	141	256	397
Purchased inventory	46	198	244	331	617	948
Total inventory	2,308	2,776	5,084	2,273	2,899	5,172
Less: reserves	(26)	—	(26)	(49)	—	(49)
Inventory, net	$2,282	$2,776	$5,058	$2,224	$2,899	$5,123

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

9. Prepaid Expenses and Deposits

	December 31,	December 31,
	2024	2023
Deposits	$508	$919
Prepaid marketing	368	259
Prepaid insurance	438	436
Other	1,170	700
Total prepaid expenses and deposits	$2,484	$2,314

10. Accrued Expenses and Other Current Liabilities

	December 31,	December 31,
	2024	2023
Accrued employee compensation and benefits	$4,557	$4,131
Accrued taxes	1,003	1,069
Accrued professional services	535	145
Other	336	362
Total accrued expenses and other current liabilities	$6,431	$5,707

11. Property and Equipment

	December 31,	December 31,
	2024	2023
Machinery and equipment	$15,947	$9,142
Furniture and fixtures	224	224
Laboratory equipment	857	1,073
Leasehold improvements	3,088	1,953
Construction in progress	7,889	12,481
Total property and equipment	28,005	24,873
Less: accumulated depreciation	(3,416)	(2,045)
Property and equipment, net	$24,589	$22,828

Depreciation expense for the year ended December 31, 2024 and 2023 was $1,545 and $830, respectively.

During the six months ended June 30, 2024, in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), the Company conducted a review of its property and equipment for recoverability. This assessment was prompted by broader reviews within our reporting units. As part of this review, the Company compared the undiscounted future cash flows associated with its long-lived assets to their carrying values. The results of this assessment confirmed that the carrying values of the Company’s property and equipment were fully recoverable. No impairment charge was recognized during the fiscal year ended December 31, 2024.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

12. Goodwill and Intangible Assets

The following table provides a roll-forward of the carrying amount of goodwill by segment:

	Diagnostics	Therapeutic Devices	Total
Balance at December 31, 2022	$6,070	$57,909	$63,979
Acquisitions	9,796	—	9,796
Impairment	—	(12,195)	(12,195)
Balance at December 31, 2023	$15,866	$45,714	$61,580
Impairment	(15,866)	(158)	(16,024)
Balance at December 31, 2024	$(0)	$45,556	$45,556

During the six months ended June 30, 2024, the Company concluded that it was more likely than not that the fair values of certain reporting units had declined below their carrying values due to changes in sales growth projections and the allocation of operating expenses. As a result, the Company conducted a quantitative impairment analysis using the discounted cash flow method to estimate the fair values of its reporting units. The difference between the reporting units’ carrying values and fair values was recognized as an impairment charge.

The Company recognized $16,024 in noncash impairment charges related to goodwill for the fiscal year ended December 31, 2024. These charges represented the full impairment of goodwill in two reporting units within the Diagnostics segment and a partial impairment in one reporting unit within the Therapeutic Devices segment. These charges are recorded under impairment expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024.

In addition, the Company evaluated its amortizable intangible assets as part of the interim impairment analysis during the six months ended June 30, 2024, and determined that their fair values exceeded their carrying amounts. No impairment charges were recognized for amortizable intangible assets in the fiscal year ended December 31, 2024.

As part of the annual goodwill impairment test for fiscal year 2024, the Company conducted a quantitative analysis, which indicated that the fair values of the PulseVet® and Assisi® reporting units exceeded their carrying amounts, including goodwill, by 12% and 14%, respectively. Following the impairment recorded during the year, there are no remaining goodwill balances for the Revo Squared or SMP reporting units. As of December 31, 2024, the carrying values of goodwill were $43.4 million for PulseVet® and $2.2 million for Assisi®.

For the fiscal year ended December 31, 2023, the Company performed a quantitative analysis as part of its annual goodwill impairment test. The analysis of the PulseVet® and Revo Squared reporting units indicated that their fair values exceeded their carrying amounts, including goodwill, by 6% and 26%, respectively. The analysis of the Assisi reporting unit indicated that its fair value was below its carrying amount, including goodwill, by 54%, driven by slowed future sales growth projections and an increase in allocated operating expenses. As a result, a goodwill impairment charge of $12,195 was recorded for the fiscal year ended December 31, 2023.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

The following table summarizes our intangible assets, net of accumulated amortization:

	December 31,	December 31,
	2024	2023
Computer software	$3,454	$1,741
Customer relationships	26,850	26,850
Licenses	9,542	8,042
Technology	25,050	25,050
Tradenames	2,850	2,850
Trademarks	16	16
Website	1,364	962
Total intangibles	69,126	65,511
Less: accumulated amortization	(16,588)	(10,147)
Intangibles, net	$52,538	$55,364

Included within intangibles are $563 in licenses associated with future exclusivity to sell products should we determine that they have both market viability and are a complementary fit within our suite of offerings. As these relationships are still in the exploratory phase with no revenue stream to match expenses against nor a guarantee that this exclusivity will ever be used, we are considering these to be indefinite lived as of December 31, 2024. This accounts for the difference between the net intangibles as found within our consolidated balance sheets and the amortization table below. We will continue to assess the commercialization status and relationship with these companies on a quarterly basis and will adjust our amortization schedules accordingly.

Also included within intangibles above is a license asset associated with a License and Supply Agreement entered into on December 23, 2024, between the Company and Cresilon, Inc., under which Cresilon will manufacture and supply products to the Company. Under this agreement, the Company acquired a Technology License and a Limited Trademark License, which were accounted for as an asset acquisition under ASC 805 and recognized as a single asset.

For the year ended December 31, 2024, the Company made a $1,500 upfront license fee payment, which was capitalized as a definite-lived intangible asset in accordance with ASC 805. The asset will be amortized on a straight-line basis over the 20-year term of the agreement.

The estimated future amortization of intangible assets is as follows:

2025	$6,635
2026	6,230
2027	6,002
2028	5,744
2029	5,561
Thereafter	21,803
Total	$51,975

Amortization expense for the year ended December 31, 2024 and 2023 was $6,441 and $5,468, respectively.

13. Leases

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

On October 4, 2023, Zomedica assumed the lease obligations of QBT when it acquired the company from Qorvo US, Inc. These leases include 36,103 square feet in Plymouth, MN and 1,500 square feet in Waseca, MN. The remaining lease periods assumed at the time of the agreement ranges from one to fifty-three months beginning on November 1, 2023 and lasting through February of 2028. The leases have a monthly rent payment of $30 for the first month, dropping to $27 by the end of the lease period. The Company recorded a right-of-use asset and corresponding lease liability for $1,223 using an incremental borrowing rate of 7.00%. This lease is classified as an operating lease.

	December 31,	December 31,
	2024	2023
Right-of-use assets
Cost
Aggregate lease commitments	$4,598	$4,668
Less: impact of present value	(562)	(566)
Balance	$4,036	$4,102

Reduction in right-of-use assets
Straight line amortization	2,763	1,825
Interest	(338)	(189)
Balance	$2,425	$1,636

Net book value as at:
Balance	$1,611	$2,466

Lease liabilities
Additions	$4,077	$4,143
Payments	(2,601)	(1,602)
Interest	338	189
Total lease liabilities	$1,814	$2,730

Current portion of lease liabilities	523	916
Long-term portion of lease liabilities	1,291	1,814
Total lease liabilities	$1,814	$2,730

Total remaining undiscounted liabilities related to the above leases are as follows:

2025	632
2026	603
2027	569
2028	234
Total future undiscounted lease payments	$2,038
Less: imputed interest	(224)
Total lease liabilities	$1,814

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

Our weighted-average remaining lease terms and discount rates were as follows:

	December 31,	December 31,
	2024	2023
Weighted-average remaining lease term	3.2 years	3.6 years
Weighted-average discount rate	6.9%	6.4%

Rent expense for the year ended December 31, 2024 and 2023 was $1,312 and $1,203, respectively.

14. Stock-Based Compensation

Stock Options

The Zomedica Amended and Restated Stock Option Plan (the “Plan”) was amended and restated on June 15, 2022, and provides incentives through the grant of stock options which may be granted to the directors, officers, and employees of the Company. The Plan is administered by the Board of Directors of the Company, and the aggregate number of shares reserved for issuance under the Plan shall not, at the time of the stock option grant, exceed ten percent of the total number of issued and outstanding shares (calculated on a non-diluted basis). If any stock options granted under this Plan shall expire or terminate for any reason without having been exercised in full, they shall be available for the purposes of granting new stock options under this Plan.

During the year ended December 31, 2024, the Company issued 9,695,000 stock options, each option entitling the holder to purchase one common share of the Company. The options vest over a period of four years and have an expiration period of ten years.

The continuity of stock options for the years ended December 31, 2024 and 2023 are as follows:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2023	93,349,943	$0.3338
Stock options granted	9,695,000	0.1364
Stock options forfeited	11,740,000	0.2326
Vested stock options expired	2,253,000	0.4286
Balance at December 31, 2024	89,051,943	$0.3232
Vested at December 31, 2024	55,925,830	$0.3563

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2022	84,112,443	$0.3602
Stock options granted	14,655,000	0.2185
Stock options forfeited	4,352,500	0.3230
Vested stock options expired	1,065,000	0.8744
Balance at December 31, 2023	93,349,943	$0.3338
Vested at December 31, 2023	40,508,274	$0.3577

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

As of December 31, 2024, details of the issued and outstanding stock options are as follows:

Grant Year	Weighted-Average Exercise Price	Number of Options Issued and Outstanding	Number of Vested Options Outstanding	Number of Unvested Options Outstanding	Weighted-Average Remaining Life Outstanding (Years)
2020	0.20	15,707,224	15,707,224	—	5.59
2021	0.83	18,900,000	15,250,000	3,650,000	6.62
2022	0.27	39,329,719	21,958,606	17,371,113	7.37
2023	0.21	8,290,000	3,010,000	5,280,000	8.64
2024	0.15	6,825,000	—	6,825,000	9.77
Balance at December 31, 2024		89,051,943	55,925,830	33,126,113

The fair value of stock options granted during the year ended December 31, 2024, was estimated using the Black-Scholes option pricing model with the following assumptions:

Grant Year	Weighted-Average Volatility	Weighted-Average Risk-Free Interest Rate	Weighted-Average Expected Life (In Years)	Weighted-Average Common Share Price	Weighted-Average Exercise Price
2020	96%	0.47%	9.53	$0.21	$0.22
2021	117	1.09	6.19	0.65	0.65
2022	112	3.09	5.90	0.26	0.27
2023	108	3.96	6.25	0.21	0.22
2024	87	4.30	6.25	0.13	0.14

For the years ended December 31, 2024 and 2023, the Company recorded $2,659 and $6,263 of stock-based expense associated with equity-classified awards. The total unrecognized compensation cost related to nonvested awards was $2,326, which is expected to be recognized over a weighted-average period of 2.4 years.

Cash-Settled Stock Appreciation Rights (“SARs”)

On August 12, 2024, the Board of Directors of the Company adopted the Zomedica Corp. 2024 Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan is administered by the Board of Directors, which may delegate administration to a committee of the Board. Up to 10% of the issued and outstanding shares of common stock of the Company (calculated on a non-diluted basis) is available for the grant of SARs. Awards are settled solely in cash and do not result in the issuance of shares.

The Board determines the exercise price of each SAR, which must not be less than the fair market value of one share of common stock on the grant date, as well as the term and vesting provisions of each award. The term of a SAR may not exceed ten years. Upon exercise, participants receive a cash payment equal to the excess of the fair market value of a share of common stock on the exercise date over the exercise price.

SARs granted to employees vest 25% on the first anniversary of the grant date, with the remainder vesting 1/48th per month over the next 36 months. SARs granted to non-employee directors vest 100% on the first anniversary of the grant date, subject to continuous service through the vesting date.

Following termination of service, vested SARs may generally be exercised within 90 days, or up to 12 months in the event of death or disability, but not beyond the expiration date of the SAR. The SAR Plan is subject to the terms outlined in individual grant agreements.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

The continuity of SARs for the year ended December 31, 2024 is as follows:

	Number of SARs	Weighted-Average Exercise Price
Balance at December 31, 2023	—	—
SARs granted (non-employee directors)	13,521,379	$0.13
Balance at December 31, 2024	13,521,379	0.13
Exercisable at December 31, 2024	—
Vested at December 31, 2024	—

As of December 31, 2024, unrecognized stock-based compensation expense related to non-employee director SARs was $830 and is expected to be recognized over a weighted-average period of approximately 0.9 year. During the year ended December 31, 2024, the Company recognized $119 of compensation expense related to SARs and recorded a corresponding liability of $119, reflecting the fair value of outstanding awards, within accrued expenses and other current liabilities on the consolidated balance sheets.

The weighted-average assumptions utilized in the Black-Scholes option-pricing model to estimate the fair value of cash-settled SARs as of December 31, 2024 are summarized in the following table:

December 31,
2024
Expected term (years)	5.4
Expected volatility	65.4%
Risk-free interest rate	4.4%

15. Warrants

The Company values warrants issued in equity placements using the Black Scholes model to allocate the fair value of the proceeds from equity financings using a relative fair value approach. Like other stock-based compensation, management uses judgment to determine the inputs to the Black-Scholes option pricing model including the expected life, and underlying share price volatility. Changes in these assumptions will impact the calculation of fair value and the value attributed to the warrants. The Company calculates volatility of warrants based on the historical price of the Company’s stock. An increase/decrease in the volatility would have resulted in an increase/decrease in the fair value of the warrants.

In connection with the July 1, 2022 asset acquisition of Revo Squared, the Company issued a ten-year warrant to purchase 10,000,000 common shares at a per share exercise price equal to $0.22. The warrants may be exercised on a cash or cashless basis, at the election of the warrant holder. As of December 31, 2024, no warrants have been exercised.

In connection with the July 15, 2022 asset acquisition of Assisi, the Company issued a ten-year warrant to purchase 22,000,000 common shares at a per share exercise price equal to $0.25. The warrants may be exercised on a cash or cashless basis, at the election of the warrant holder. As of December 31, 2024, no warrants have been exercised.

As of December 31, 2024, details of the outstanding warrants were as follows:

Original Issue date	Exercise Price	Warrants Outstanding	Weighted-Average Remaining Life
February 14, 2020 (Series A)	0.15	197,917	0.12
April 9, 2020 (Series B)	0.15	363,501	0.27
July 1, 2022 (Revo Squared)	0.22	10,000,000	7.50
July 15, 2022 (Assisi)	0.25	22,000,000	7.54
Balance at December 31, 2024		32,561,418

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

Cumulative warrants exercised and expired as of December 31, 2024 were as follows:

Warrant Series	Warrants Exercised	Amount	Warrants Expired	Amount
February 14, 2020 (Series A)	21,677,084	$4,293	—	$—
April 9, 2020 (Series B)	17,969,833	2,695	—	—
May 29, 2020 (Series C)	133,213,333	19,982	120,000	18
July 7, 2020 (Series D)	187,269,000	29,963	231,000	37
Total warrants	360,129,250	$56,933	351,000	$55

16. Income Taxes

A summary of the components of the provision for income taxes is as follows:

	December 31,	December 31,
	2024	2023
Current income tax expense:
Federal	$—	$—
State	—	—
Foreign	125	158
Total current expense	$125	$158

Deferred income tax (benefit) expense :
Federal	$(638)	(1,547)
State	(44)	58
Foreign	—	—
Total deferred expense	$(682)	$(1,489)

Total income tax expense	$(557)	$(1,331)

Loss (income) before income taxes:
United States	$(48,380)	$(36,954)
Foreign	841	1,094
Total loss before income taxes	$(47,539)	$(35,860)

The reconciliation of the combined Canadian federal and provincial statutory income tax rate of 23% to the effective tax rate is as follows:

	December 31,	December 31,
	2024	2023
Loss before income taxes	$(47,539)	$(35,860)
Expected income tax (recovery) expense	(10,934)	(8,248)
Difference in foreign tax rates	684	674
State taxes and other adjustments	(44)	58
Foreign accrual property income	918	1,505
Stock-based compensation and non-deductible expenses	2,487	1,183
Prior period adjustment	3,280	(255)
Change in valuation allowance	3,052	3,752
Total income tax benefit	$(557)	$(1,331)

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

The following table summarizes the components of deferred tax:

	December 31,	December 31,
	2024	2023
Deferred tax assets
Intangible assets - licenses	$4,236	$4,236
Share issuance costs	655	1,548
Reserves	1,225	1,050
Non-capital loss carried forward - Canada	6,419	9,581
Net operating losses carried forward - US	13,864	8,260
Investment tax credits	165	165
Lease liabilities	428	607
Stock-based compensation	3,885	3,246
Other	2,999	1,737
Total deferred tax assets	$33,876	$30,430

Deferred tax liabilities
Property and equipment	(2,795)	(1,878)
ROU assets	(380)	(558)
Intangibles	(3,797)	(5,702)
Other	(42)	(11)
Total deferred tax liabilities	$(7,014)	$(8,149)
Less: valuation allowance	(27,318)	(23,419)
Deferred tax liability, net	$(456)	$(1,138)

No deferred tax asset has been recognized for Canada, as it is not more likely than not to be realized. Consequently, a valuation allowance has been applied against the net deferred tax asset. The Canadian non-capital loss carry forwards expire as noted in the table below.

2039	$919
2040	1,706
2041	2,215
2042	1,579
Total	$6,419

The Company’s US federal net-operating income tax losses expire as follows:

2035	$180
2036	323
2037	812
Indefinitely (subject to 80% limitation)	14,729
Derecognized under Section 382	(3,814)
Total	$12,230

As of December 31, 2024, we had net operating loss carryforwards for U.S. federal and state income tax purposes of $16,044 and noncapital loss carryforwards for Canada of $6,419, which will begin to expire in fiscal year 2039. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and noncapital loss carryforwards. In 2021, we concluded that, due to the limitations under Section 382, our U.S. federal and state income tax net operating loss carryforwards, as well as R&D credit carryforwards, for the periods prior to February 11, 2021, have been limited to zero. We therefore have derecognized $3,814 of this asset, reducing the carryforward of these amounts to $12,230.

In prior years, there were no uncertain tax positions. In connection with the acquisition of PulseVet®, as part of the BPA transaction completed in 2021, it was assessed that an uncertain tax position exists related to withholding taxes on royalties for approximately $265. An uncertain tax liability and an indemnification asset were recorded. It is the Company's policy to record interest within interest expense

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

and penalties in non-operating income. Tax years subject to examination for US federal and state jurisdictions are generally years from 2021 and forward. Tax years subject to examination in Canada are from years 2020 and forward.

The Company is in an overall domestic net deferred tax liability position for the year ended December 31, 2024. Management has assessed that the future taxable income resulting from the deferred tax liability position will result in partial utilization of the Company's US federal and state net operating loss carryforwards and has therefore concluded a valuation allowance of $15,901 is currently necessary. Due to the uncertainty of realizing any tax benefits as of December 31, 2024 due to historical losses, a full valuation allowance remains necessary to fully offset our Canadian deferred tax assets.

17. Commitments and Contingencies

From time to time, the Company may be exposed to claims and legal actions in the normal course of business. As of December 31, 2024, and continuing as of March 13, 2025, the Company is not aware of any pending or threatened material litigation claims against the Company.

Agreements with Qorvo Biotechnologies, LLC

On January 17, 2023, the Company entered into a series of agreements with Qorvo Biotechnologies, LLC. Other than the obligation to purchase a minimum quantity of BAW sensors during the term of the BAW Sensor Supply Agreement, the obligations under these agreements were terminated upon the acquisition of Qorvo Biotechnologies, LLC on October 4, 2023.

Development and License Agreement with Brisby, Inc.

On April 4, 2023, the Company entered into a Development and License Agreement with Brisby Inc. Under the terms of this agreement, Brisby grants the Company a license to use, develop, manufacture, have manufactured, offer for sale, sell, and import certain Brisby products, such as the Smart Pet Pad and the Intelligent Pet Bed, along with any future developments of these products.

As part of this agreement, the Company is required to make the following milestone payments:

●	$3,500 in cash payments, split between license fees and equity interest, upon the achievement of future development milestones, inclusive of development milestones and commercial sales;

●	$750 in cash payment upon the first commercial sale of the Smart Pet Pad;

●	$750 in cash payment upon the first commercial sale of the Intelligent Pet Bed;

●	$5,000 in cash payment upon reaching $15,000 in annual net sales of the licensed products.

As of December 31, 2024, the Company has made $1,563 in cash payments for milestones achieved under this agreement and holds a 19.50% equity stake in Brisby Inc. The remaining cash payments, totaling $1,937, are due upon the achievement of future development milestones and the first commercial sales of the Smart Pet Pad and the Intelligent Pet Bed.

The Company’s investment in Brisby Inc. is accounted for under the equity method in accordance with ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”), and is included in “Other assets” on our consolidated balance sheets.

License and Supply Agreement with Cresilon, Inc.

On December 30, 2024 (the “Effective Date”), the Company entered into a License and Supply Agreement with Cresilon, Inc. Under the terms of this agreement, Cresilon will manufacture and supply VETIGEL® Hemostatic Gel and related products (the “Products”) to the Company, ensuring the Products materially conform to agreed specifications.

The agreement grants the Company a perpetual, royalty-bearing exclusive license to promote, market, and sell VETIGEL Products in the United States and, upon regulatory approval, Japan, as well as a non-exclusive license for global markets outside these territories. Both licenses include sublicensing rights but exclude any rights to manufacture the Products. Additionally, the Company received a non-exclusive, transferable trademark license to use Cresilon trademarks solely for the sale and importation of VETIGEL Products.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

As part of this agreement, the Company is required to make the following considerations:

●	$1,500 in an up-front license fee, due upon execution of the Agreement, which was paid during the year-ended December 31, 2024;

●	$1,000 in a sales milestone payment, payable no later than January 31 of the first calendar year following the first calendar year in which Gross Sales exceed $3,000 (provided this occurs within five years of the Effective Date);

●	$1,000 in a sales milestone payment, payable no later than January 31 of the first calendar year following the first calendar year in which Gross Sales exceed $5,000 (provided this occurs within five years of the Effective Date);

●	$2,000 in a sales milestone payment, payable no later than January 31 of the first calendar year following the first calendar year in which Gross Sales exceed $10,000 (provided this occurs within five years of the Effective Date);

●	Royalties on Net Sales, ranging from 5% to 15%, depending on territory and patent status;

●	A Minimum Royalty obligation (beginning in the second calendar year following the Effective Date) of at least $1,000, either through Net Sales or a shortfall payment for unsold Products manufactured by Cresilon.

18. Segment Information

The Company’s operations are comprised of two reportable segments:

●	Diagnostics, which consists of TRUFORMA®, VETGuardian®, and TRUVIEW® products; and
●	Therapeutic Devices, which consists of Assisi® and PulseVet® products.

The Company’s Chief Operating Decision Maker (CODM) is its Chief Executive Officer who has ultimate responsibility for enterprise decisions. Segment information is used by the CODM to evaluate financial performance and to make strategic decisions related to resource allocation and operational focus across the segments. The CODM does not assess individual expense line items beyond cost of goods sold, nor does the CODM evaluate additional financial measures or allocate assets at the segment level.

Although our reportable segments provide similar products, each one is managed separately to better align with the Company’s customers and distribution / development partners. The CODM determines resource allocation for, and monitors performance of, the consolidated enterprise, which includes both the Diagnostics and the Therapeutic Devices segments. The CODM relies on internal segment reporting that analyzes results on certain key performance indicators, namely, revenues, cost of goods sold, and gross profit. Cost of goods sold is the only significant expense evaluated at the segment level, as it is critical for assessing gross profit and segment performance. Costs below gross profit, such as operating expenses, are not allocated to the segments, nor are asset groupings, except for the purpose of periodic impairment analysis.

The following is a reconciliation of consolidated revenue, cost of revenue, and gross profit amongst our reportable segments as of December 31, 2024:

	Year Ended December 31,
	Diagnostics		Therapeutic Devices		Consolidated
	2024	2023	2024	2023	2024	2023
Net revenue	$2,433	$1,377	$24,852	$23,809	$27,285	$25,186
Cost of revenue	2,207	2,042	5,991	5,826	8,198	7,868
Gross (loss) profit	$226	$(665)	$18,861	$17,983	$19,087	$17,318

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

For the year ended December 31, 2024, revenue from external customers in the U.S. totaled $22,556, while revenue from customers in foreign countries amounted to $4,729. For the year ended December 31, 2023, revenue from external customers in the U.S. was $20,682, with revenue from customers in foreign countries totaling $4,504.

19. Loss Per Share

	December 31,	December 31,
	2024	2023
Numerator
Net loss for the period	$(46,982)	$(34,529)

Denominator
Weighted-average shares - basic	979,949,668	979,949,668

Loss per share - basic and diluted	$(0.05)	$(0.04)

As of December 31, 2024, and 2023, the Company had stock options outstanding of 89,051,943 and 93,349,943, respectively, and warrants outstanding of 32,561,418 in both years. These securities could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive.

20. Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2024, for potential recognition or disclosure in these financial statements.

On March 4, 2025, the Company was notified by NYSE American that, as a result of its previously disclosed noncompliance with Section 1003(f)(v) of the NYSE American Company Guide, whereby its common shares had been trading for a substantial period at a low price per share, NYSE American suspended trading in Company’s common shares. NYSE American further indicated that it would apply to the Securities and Exchange Commission (“SEC”) to delist the common shares upon completion of all applicable procedures. As a result, the Company’s common shares were delisted from NYSE American effective at the close of trading on March 4, 2025.

The Company had applied to have its common shares quoted on the OTC Markets’ OTCQB® market tier, an electronic quotation service operated by OTC Markets Group Inc. for eligible securities traded over-the-counter. The Company received approval, and trading of its common shares commenced on the OTCQB Market at the open of business on March 5, 2025, under the trading symbol “ZOMDF”.

Additionally, the lease for our corporate headquarters at 100 Phoenix Drive, Suite 190, Ann Arbor, Michigan, expired on January 31, 2025, and a new lease commenced on February 1, 2025, at 1101 Technology Drive, Suite 100, Ann Arbor, Michigan.

Based on our evaluation, no other subsequent events have been identified that require adjustment or additional disclosure in the consolidated financial statements.

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
4.5

Form of Placement Agent Warrant issued in connection with April 2020 offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2020 (File No. 001-38298))

10.1+

Executive Employment Agreement, dated October 1, 2021, among Zomedica Inc., Zomedica Corp. and Larry Heaton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2021 (File No. 001-38298))

10.2+

Amendment to Executive Employment Agreement of Larry C. Heaton dated April 1, 2024 (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 10-K filed with the Commission on April 1, 2024 (File No. 001-38298))

10.3+

Employment Agreement, dated December 18, 2024, between Zomedica Corp., Zomedica Inc. and Scott Jordan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on December 19, 2024 (File No. 001-38298))

10.4+

Offer letter, dated November 6, 2023, among Zomedica Inc., Zomedica Corp., and Russell Kevin Klass (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the commission on May 9, 2024 (File No. 001-38298))

10.5

Second Lease Amendment, effective September 15, 2021, by and between Zomedica Inc. and Wickfield Phoenix LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2021 (File No. 001-38298))

10.6

Lease Agreement entered into as of November 15, 2024 by and between 1101 Technology Drive, L.L.C. and Zomedica Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on November 19, 2024 (File No. 001-38298))

10.7	Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 3, 2024 (File No. 333-280679))
10.8	Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2024 (File No. 001-38298))
10.9

Stock Appreciation Rights Agreement (Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2024 (File No. 001-38298))

10.10

Stock Appreciation Rights Agreement (Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2024 (File No. 001-38298)

10.11+

Consulting Agreement, effective June 17, 2022, by and between Zomedica Corp. and Dr. Stephanie Morley (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the commission on August 15, 2022 (File No. 001-38298))

Exhibit Number	Description

10.12

Lease Agreement, effective April 1, 2022, by and between Zomedica Inc. and ULF Northfield Business Center (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the commission on August 15, 2022 (File No. 001-38298))

10.13

Lease Agreement, effective July 1, 2022, by and between Zomedica Inc. and Lebow 1031 Legacy, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the commission on November 14, 2022 (File No. 001-38298))

10.14

License Agreement, effective November 1, 2021, by and between The Wheelership LLC and Assisi Animal Health, as assumed by Zomedica Inc. effective July 15, 2022 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 10-K filed with the Commission on April 1, 2024 (File No. 001-38298))

10.15	Form of Indemnity (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 10-K filed with the Commission on March 15, 2023 (File No. 001-38298))
10.16

Structured Monitoring Products, Inc. Distribution Agreement dated January 13, 2023 by and between Zomedica Inc. and Structured Monitoring Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 20, 2023)

10.17***

BAW Sensor Supply Agreement by and among Qorvo Biotechnologies, LLC, Zomedica Inc. and Zomedica Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2023 (File No. 001-38298))

10.18

First Amendment to Multi-Tenant Industrial Triple Net Lease entered into as of May 10, 2023 by and between ULF Northfield Business Center LLC and Zomedica Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2023 (File No. 001-38298))

10.19

First Amendment to BAW Supply Agreement dated October 4, 2023 by and among Qorvo Biotechnologies, LLC, Qorvo US, Inc., Zomedica Inc. and Zomedica Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2023 (File No. 001-38298))

10.20+

Consulting Agreement, dated August 14, 2024, between Zomedica Inc. and Peter Donato (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on August 14, 2024 (File No. 001-38298)).

10.21+

Separation Agreement, dated August 14, 2024, between Zomedica Inc. and Peter Donato (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Commission on August 14, 2024 (File No. 001-38298)).

10.22+**	Offer letter, dated April 19, 2022, among Zomedica Inc., Zomedica Corp., and Karen Dehaan-Fullerton
10.23+**	Offer letter, dated December 29, 2021, among Zomedica Inc., Zomedica Corp., and Tony Blair
19.1**	Insider Trading Policy (Included in Code of Ethics Policy)
21.1**	List of Subsidiaries
23.1**	Consent of Grant Thornton LLP
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
97.1	Zomedica Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Current Report on form 10-K filed with the Commission on April 1, 2024 (File No. 001-38298))
99.1*	NYSE American Notice of Trading Suspension and Initiation of Delisting Procedures, dated March 4, 2025.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

#	The registrant has received confidential treatment for certain portions of this exhibit.
+	Indicates management contract or compensatory plan.
*	Furnished herewith.
**	Filed herewith.
***	Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2025.

ZOMEDICA CORP.

By:	/s/ Larry Heaton
Name:	Larry Heaton
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Heaton
Larry Heaton	Chief Executive Officer	March 13, 2025
(principal executive officer)
/s/ Scott Jordan
Scott Jordan	Executive Vice President, Finance and Chief Financial Officer	March 13, 2025
(principal financial and accounting officer)

/s/ Chris MacLeod
Chris MacLeod	Director	March 13, 2025

/s/ Rodney Williams
Rodney Williams	Director	March 13, 2025

/s/ Jeffrey Rowe
Jeffrey Rowe	Director	March 13, 2025

/s/ Johnny D. Powers
Johnny D. Powers	Director	March 13, 2025

/s/ Robert Cohen
Robert Cohen	Director	March 13, 2025

/s/Sean Whelan
Sean Whelan	Director	March 13, 2025

/s/Pam Nichols
Pam Nichols	Director	March 13, 2025