Form 10-Q
period 2025-03-31
Zomedica Corp.
filed 2025-05-15
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 001-38298

Zomedica Corp.

(Exact name of registrant as specified in its charter)

Alberta, Canada	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1101 Technology Drive, Suite 100 Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip code)

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

As of May 15, 2025, 979,949,668 shares of the registrant’s common shares, without par value, were issued and outstanding.

ZOMEDICA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2025

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Zomedica Corp.

Consolidated Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024

(United States Dollars in Thousands)

	March 31,	December 31,
	2025	2024
Assets

Current assets
Cash and cash equivalents	$8,837	$7,021
Available-for-sale securities	54,770	64,332
Trade receivables, net	1,569	2,423
Inventory, net	5,358	5,058
Prepaid expenses and deposits	2,135	2,291
Other receivables	555	648
Total current assets	73,224	81,773

Prepaid expenses and deposits	185	193
Property and equipment, net	22,238	24,589
Right-of-use assets	2,488	1,611
Goodwill	—	45,556
Intangible assets, net	42,769	52,538
Noncurrent available-for-sale securities	966	—
Other assets	1,123	1,100
Total assets	$142,993	$207,360

Liabilities and shareholders’ equity

Current liabilities
Accounts payable	$2,295	$1,929
Accrued income taxes	143	117
Current portion of lease obligations	670	523
Customer contract liabilities	319	331
Accrued expenses and other current liabilities	3,978	6,431
Total current liabilities	7,405	9,331

Lease obligations	2,010	1,291
Deferred tax liabilities, net	435	456
Customer contract liabilities	251	219
Other liabilities	448	399
Total liabilities	$10,549	$11,696

Commitments and contingencies (Note 14)

Shareholders’ equity
Unlimited common shares, no par value; 979,949,668 issued and outstanding at March 31, 2025 and December 31, 2024	$380,973	$380,973
Additional paid-in capital	33,063	32,518
Accumulated deficit	(281,724)	(217,915)
Accumulated comprehensive income	132	88
Total shareholders' equity	132,444	195,664

Total liabilities and shareholders’ equity	$142,993	$207,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2025 and 2024

(Unaudited) (United States Dollars in Thousands, Except for Per Share Data)

	Three Months Ended March 31,
	2025	2024
Net revenue	$6,500	$6,262
Cost of revenue	2,093	2,145
Gross profit	4,407	4,117

Expenses
General and administrative	6,262	8,625
Research and development	1,853	1,771
Selling and marketing	5,007	4,107
Impairment expense	55,833	—
Loss from operations	(64,548)	(10,386)
Interest income	730	1,093
(Loss) gain on disposal of assets	(8)	12
Other (expense) income	(44)	84
Foreign exchange gain (loss)	4	(129)
Loss before income taxes	(63,866)	(9,326)
Income tax benefit	(57)	(166)
Net loss	(63,809)	(9,160)
Unrealized (loss), change in fair value of available-for-sale securities, net of tax	(18)	(11)
Change in foreign currency translation	62	(52)
Net loss and comprehensive loss	$(63,765)	$(9,223)

Weighted average number of common shares - basic and diluted	979,949,668	979,949,668

Loss per share - basic and diluted (Note 16)	$(0.07)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2025 and 2024

(Unaudited) (United States Dollars in Thousands)

	Three Months Ended March 31, 2025
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2024	979,949,668	$380,973	$32,518	$(217,915)	$88	$195,664
Stock-based compensation	—	—	545	—	—	545
Net loss	—	—	—	(63,809)	—	(63,809)
Other comprehensive income	—	—	—	—	44	44
Balance at March 31, 2025	979,949,668	$380,973	$33,063	$(281,724)	$132	$132,444

	Three Months Ended March 31, 2024
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2023	979,949,668	$380,973	$29,929	$(170,933)	$48	$240,017
Stock-based compensation	—	—	1,101	—	—	1,101
Net loss	—	—	—	(9,160)	—	(9,160)
Other comprehensive loss	—	—	—	—	(63)	(63)
Balance at March 31, 2024	979,949,668	$380,973	$31,030	$(180,093)	$(15)	$231,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024

(Unaudited) (United States Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(63,809)	$(9,160)
Adjustments for:
Depreciation	521	334
Amortization - intangible assets	1,693	1,597
Impairment loss	55,833	—
Loss (gain) on disposal of property and equipment	8	(12)
Stock-based compensation	618	1,101
Noncash portion of rent (expense) benefit	(11)	2
Accretion/amortization of available-for-sale securities	(288)	(543)
Equity in loss of nonconsolidated entities	40	—
Deferred tax expense	(82)	(184)
Change in assets and liabilities, net of acquisitions:
Purchased inventory	(334)	60
Prepaid expenses and deposits	166	450
Trade receivables	854	(452)
Other receivables	156	322
Accounts payable	423	958
Accrued income tax	26	1
Accrued expenses and other current liabilities	(2,530)	(2,039)
Customer contract liabilities	20	10
Other liabilities	48	(35)
Net cash used in operating activities	(6,648)	(7,590)

Cash flows from investing activities:
Securities matured	8,806	7,988
Investment in property and equipment	(280)	(2,335)
Acquisition of intangibles	(120)	(28)
Net cash provided by investing activities	8,406	5,625

Increase (decrease) in cash and cash equivalents	1,758	(1,965)
Effect of exchange rate changes on cash	58	(48)
Cash and cash equivalents, beginning of year	7,021	12,952
Cash and cash equivalents, end of period	$8,837	$10,939

Noncash activities:
Change in fair value of available-for-sale securities, net of tax	$(18)	$(11)
Property and equipment accrued for in accounts payable	44	151
Transfer of property and equipment into intangibles	39	1,007
Transfer of inventory into property and equipment	37	2
Intangible assets accrued for in accounts payable	61	—
Right-of-use assets obtained in exchange for operating lease obligations	1,056	—

Supplemental cash flow information:
Interest received on available-for-sale securities	$591	$708

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

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The Company’s management believes the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 13, 2025 (“2024 Form 10-K”).

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

Recently Issued Accounting Pronouncements

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

Recently Adopted Accounting Standards

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company's cash balances exceeded federally insured limits by approximately $1,356 and $1,376.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivables are recorded net of an allowance for credit losses and have payment terms of 30-60 days. Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries, and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. As of March 31, 2025,  December 31, 2024, and December 31, 2023, accounts receivable were $1,769, $2,794, and $1,300, respectively, net of allowance for doubtful accounts of $200, $371, and $103, respectively. While we believe that our allowance for credit losses is adequate and represents our best estimate as of March 31, 2025 we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to these estimates.

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

Intangible assets with indefinite useful lives that are acquired separately are carried at cost less accumulated impairment losses. These assets are not amortized but are assessed for impairment at least annually, or more frequently if events or circumstances indicate potential impairment..

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

Indefinite-lived intangible assets, including goodwill, are tested for impairment at least annually or when impairment indicators arise. If the carrying amount exceeds the fair value, an impairment loss is recognized. During the three months ended March 31, 2025, the Company identified a triggering event and recorded a material impairment charge related to certain intangible assets. See Note 11,  Goodwill and Intangible Assets, for further information.

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

Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration are based upon historical experience and known trends. These estimated credits are nonrefundable and may only be used towards the purchase of future trode refurbishments. These credits give rise to the contract liability contained on the balance sheet. This practice encourages refurbishment purchase prior to complete utilization of the previous trode, so the customer will always have a trode on hand with ample capacity to perform treatments.

Sales are recorded net of sales tax. Sales tax is charged on sales to end users and remitted to the appropriate state authority.

Disaggregated revenue for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	Diagnostics		Therapeutic Devices		Consolidated
	2025	2024	2025	2024	2025	2024
Capital	$156	$450	$1,800	$1,774	$1,956	$2,224
Consumables	403	294	4,094	3,716	4,497	4,010
Other	-	-	47	28	47	28
Total revenue	$559	$744	$5,941	$5,518	$6,500	$6,262

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

The Company accounts for SARs under ASC 718 as liability-classified awards because they are settled solely in cash and do not result in the issuance of equity. The fair value of SARs is measured at the grant date and remeasured at each reporting date until settlement. Changes in fair value are recognized as compensation expense in the consolidated statements of operations and comprehensive loss in the period of remeasurement. The fair value of SARs is determined using the Black-Scholes Option Pricing Model, incorporating significant assumptions such as expected stock price volatility, expected term of the award, and risk-free interest rate.

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

5. Investment Securities

The following represents the Company’s investment securities as of March 31, 2025 and December 31, 2024:

Balance at March 31, 2025	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$4,383	$59	$—	$4,442
Corporate notes / bonds	42,372	275	(5)	42,642
U.S. treasuries	6,609	97	(1)	6,705
U.S. govt. agencies	1,930	21	(4)	1,947
Money market funds	4,466	—	—	4,466
Total investment securities	$59,760	$452	$(10)	$60,202

Balance at December 31, 2024	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$10,130	$254	$3	$10,387
Corporate notes / bonds	45,336	483	7	45,826
U.S. treasuries	6,609	41	(1)	6,649
U.S. govt. agencies	1,441	31	(2)	1,470
Money market funds	2,766	—	—	2,766
Total investment securities	$66,282	$809	$7	$67,098

Accretion / (amortization) refers to the discounts and premiums incurred on bonds and notes purchased and are included within Interest income on the consolidated statements of operations and comprehensive loss.

Accrued interest receivable related to the above investment securities amounted to $412 and $504 as of  March 31, 2025 and December 31, 2024, respectively, and is included in Other receivables on the consolidated balance sheets. The contractual maturities of investment securities as of March 31, 2025, are as follows:

	Acquisition Cost	Estimated Fair Value
Original maturities of 90 days or less	$4,466	$4,466
Original maturities of 91-365 days	54,329	54,770
Original maturities of 366+ days	965	966
Total investment securities	$59,760	$60,202

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

Stock Appreciation Rights liability: The Company measures its cash-settled SARs at fair value on a recurring basis using a Black-Scholes option-pricing model. The liability, classified as Level 2 within the fair-value hierarchy, is reported at fair value on the Company’s consolidated balance sheets, and changes in fair value are recognized as compensation expense in the consolidated statements of operations and comprehensive loss in the period of remeasurement.

In accordance with the fair value hierarchy described above, the following table shows the fair value of our investments as of March 31, 2025 and December 31, 2024:

Balance at March 31, 2025	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$—	$4,442	$—	$4,442
Corporate notes / bonds	—	42,642	—	42,642
U.S. treasuries	6,705	—	—	6,705
U.S. govt. agencies	1,947	—	—	1,947
Money market funds	4,466	—	—	4,466
Total investment securities	$13,118	$47,084	$—	$60,202

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

Balance at December 31, 2024	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$—	$10,387	$—	$10,387
Corporate notes / bonds	—	45,826	—	45,826
U.S. treasuries	6,649	—	—	6,649
U.S. govt. agencies	1,470	—	—	1,470
Money market funds	2,766	—	—	2,766
Total investment securities	$10,885	$56,213	$—	$67,098

The following tables shows our investments as of March 31, 2025 and December 31, 2024 and their respective balance sheet classifications:

Balance at March 31, 2025	Cash & Cash Equivalents	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$—	$4,442	$—	$4,442
Corporate notes / bonds	—	41,676	966	42,642
U.S. treasuries	—	6,705	—	6,705
U.S. govt. agencies	—	1,947	—	1,947
Money market funds	4,466	—	—	4,466
Total investment securities	$4,466	$54,770	$966	$60,202

Balance at December 31, 2024	Cash & Cash Equivalents	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$—	$10,387	$—	$10,387
Corporate notes / bonds	—	45,826	—	45,826
U.S. treasuries	—	6,649	—	6,649
U.S. govt. agencies	—	1,470	—	1,470
Money market funds	2,766	—	—	2,766
Total investment securities	$2,766	$64,332	$-	$67,098

Unrealized gains on our investments have not been recorded into income as we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our debt securities is largely due to the rising interest rate environment driven by current market conditions that have resulted in higher credit spreads. The credit ratings associated with our debt securities are mostly unchanged, are highly rated, and the debtors continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded through March 31, 2025.

7. Inventory

	March 31, 2025			December 31, 2024
	Diagnostics	Therapeutic Devices	Consolidated	Diagnostics	Therapeutic Devices	Consolidated
Raw materials	$2,082	$2,547	$4,629	$1,997	$2,304	$4,301
Finished goods	274	124	398	265	274	539
Purchased inventory	62	290	352	46	198	244
Total inventory	2,418	2,961	5,379	2,308	2,776	5,084
Less: reserves	(21)	—	(21)	(26)	—	(26)
Inventory, net	$2,397	$2,961	$5,358	$2,282	$2,776	$5,058

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

8. Prepaid Expenses and Deposits

	March 31,	December 31,
	2025	2024
Deposits	$330	$508
Prepaid marketing	340	368
Prepaid insurance	366	438
Other	1,284	1,170
Total prepaid expenses and deposits	$2,320	$2,484

9. Accrued Expenses and Other Current Liabilities

	March 31,	December 31,
	2025	2024
Accrued employee compensation and benefits	$2,438	$4,557
Accrued taxes	860	1,003
Accrued professional services	478	535
Other	202	336
Total accrued expenses and other current liabilities	$3,978	$6,431

10. Property and Equipment

	March 31,	December 31,
	2025	2024
Machinery and equipment	$15,392	$15,947
Furniture and fixtures	168	224
Laboratory equipment	857	857
Leasehold improvements	2,808	3,088
Construction in progress	6,595	7,889
Total property and equipment	25,820	28,005
Less: accumulated depreciation	(3,582)	(3,416)
Property and equipment, net	$22,238	$24,589

Depreciation expense related to property and equipment is as follows:

	Three Months Ended March 31,
	2025	2024
Depreciation expense	$521	$334

During the three months ended March 31, 2025, a triggering event occurred that required the Company to perform interim impairment testing of goodwill. In connection with this assessment, the Company conducted a review of its property and equipment for recoverability in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). Based on this review, it was determined that certain property and equipment assets within the Diagnostics segment were not fully recoverable. As a result, the Company recognized an impairment charge totaling $2 million, consisting of $0.9 million related to machinery and equipment and $1.1 million related to construction in progress. These impairment charges were recorded in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

11. Goodwill and Intangible Assets

The following table provides a rollforward of the carrying amount of goodwill by segment:

	Diagnostics	Therapeutic Devices	Total
Balance at December 31, 2024	$—	$45,556	$45,556
Impairment	—	(45,556)	(45,556)
Balance at March 31, 2025	$—	$—	$—

During the three months ended March 31, 2025, the Company determined that a triggering event occurred that required an interim goodwill impairment analysis in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The triggering event was related to the Company’s market capitalized value, which is a function of its stock price, which has reduced significantly subsequent to the delisting of the Company’s common shares from NYSE American during the three months ended March 31, 2025. The Company concluded it was more likely than not that the fair values of certain of its reporting units had declined below their carrying values. The difference between the reporting units’ carrying values and fair values was recognized as impairment charges. The Company recognized $45.6 million in noncash impairment charges related to goodwill during the three months ended March 31, 2025, which represented full impairments of goodwill in the PulseVet and Assisi reporting units. No goodwill impairment charges were recognized during the three months ended March 31, 2024.

As part of the interim impairment analysis during the three months ended March 31, 2025, the Company also evaluated its amortizable intangible assets for recoverability under ASC 360. It was determined that the carrying values of certain intangible assets exceeded their fair values. The decline in fair value was related to the same facts and circumstances as those noted above as part of our interim goodwill impairment analysis. The Company recognized $8.3 million in non-cash impairment charges related to intangible assets within the Diagnostics segment, consisting primarily of $7.1 million related to technology assets and $0.8 million related to customer relationships. No impairment charges related to intangible assets were recognized during the three months ended March 31, 2024.

Both the goodwill and amortizable intangible assets impairment charges are presented within Impairment expense on the consolidated statements of operations and comprehensive loss.

The following table summarizes our intangible assets, net of accumulated amortization:

	March 31,	December 31,
	2025	2024
Computer software	$3,132	$3,454
Customer relationships	26,087	26,850
Licenses	9,542	9,542
Technology	17,990	25,050
Tradenames	2,787	2,850
Trademarks	16	16
Website	1,433	1,364
Intangibles under construction	63
Total intangibles	61,050	69,126
Less: accumulated amortization	(18,281)	(16,588)
Intangibles, net	$42,769	$52,538

Included within intangibles are $563 in licenses associated with future exclusivity to sell products should we determine that they have both market viability and are a complementary fit within our suite of offerings. As these relationships are still in the exploratory phase with no revenue stream to match expenses against nor a guarantee that this exclusivity will ever be used, we are considering these to be indefinite lived as of March 31, 2025. This accounts for the difference between the net intangibles as found within our consolidated balance sheets and the amortization table below. We will continue to assess the commercialization status and relationship with these companies on a quarterly basis and will adjust our amortization schedules accordingly.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

The estimated future amortization of intangible assets is as follows:

2025	$4,192
2026	5,177
2027	4,997
2028	4,753
2029	4,639
Thereafter	18,385
Total	$42,143

Amortization expense associated with intangible assets is as follows:

	Three Months Ended March 31,
	2025	2024
Amortization expense	$1,693	$1,597

12. Stock-Based Compensation

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

During the three months ended March 31, 2025 and 2024, the Company issued 6,975,000 and 795,000 stock options to purchase an aggregate of 6,975,000 and 795,000 common shares, respectively. These options vest over a period of four years and have an expiration period of 10 years.

The continuity of stock options for the three months ended March 31, 2025 and 2024 are as follows:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2024	89,051,943	$0.3232
Stock options granted	6,975,000	0.1183
Stock options forfeited	351,250	0.1769
Vested stock options expired	3,845,557	0.3354
Balance at March 31, 2025	91,830,136	$0.3077
Vested at March 31, 2025	55,036,523	$0.3565

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2023	93,349,943	$0.3338
Stock options granted	795,000	0.1535
Stock options forfeited	1,092,500	0.2557
Vested stock options expired	435,000	0.9408
Balance at March 31, 2024	92,617,443	$0.3303
Vested at March 31, 2024	44,713,274	$0.3474

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

The Company recorded the following stock-based compensation expense:

	Three Months Ended March 31,
	2025	2024
Stock-based compensation expense	$545	$1,101

As of March 31, 2025, the total unrecognized compensation cost related to nonvested awards was $2,184, which is expected to be recognized over a weighted-average period of 2.5 years.

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

The continuity of SARs for the month ended March 31, 2025 is as follows:

	Number of SARs	Weighted-Average Exercise Price
Balance at December 31, 2024	13,521,379	$0.13
Balance at March 31, 2025	13,521,379	$0.13
Exercisable at March 31, 2025	—
Vested at March 31, 2025	—

As of March 31, 2025, unrecognized stock-based compensation expense related to non-employee director SARs was $319 and is expected to be recognized over a weighted-average period of approximately 0.6 year. During the three months ended March 31, 2025, the Company recognized $73 of compensation expense related to SARs. The carrying amount of the SAR liability, measured at fair value, was $192 as of March 31, 2025, and $119 as of December 31, 2024, and is presented within Accrued expenses and other current liabilities on the consolidated balance sheets.

13. Income Taxes

The Company is in an overall domestic net deferred tax liability position for the three months ended March 31, 2025. Management has assessed that the future taxable income resulting from the deferred tax liability position will result in partial utilization of the Company's US federal and state net operating loss carryforwards and has therefore concluded a valuation allowance of $24,587 is currently necessary. Due to the uncertainty of realizing any tax benefits as of March 31, 2025 due to historical losses, a full valuation allowance remains necessary to fully offset our Canadian deferred tax assets.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

14. Commitments and Contingencies

From time to time, the Company may be exposed to claims and legal actions in the normal course of business. As of March 31, 2025, and continuing as of May 15, 2025, the Company is not aware of any pending or threatened material litigation claims against the Company.

Agreements with Qorvo Biotechnologies, LLC

On January 17, 2023, the Company entered into a series of agreements with Qorvo Biotechnologies, LLC. Other than the obligation to purchase a minimum quantity of BAW sensors during the term of the BAW Sensor Supply Agreement from Qorvo US, Inc., the obligations under these agreements were terminated upon the acquisition of Qorvo Biotechnologies, LLC on October 4, 2023.

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

As of March 31, 2025, the Company has made $1,563 in cash payments for milestones achieved under this agreement and holds a 19.50% equity stake in Brisby Inc. The remaining cash payments, totaling $1,937, are due upon the achievement of future development milestones and the first commercial sales of the Smart Pet Pad and the Intelligent Pet Bed.

The Company’s investment in Brisby Inc. is accounted for under the equity method in accordance with ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”), and is included in Other assets on the consolidated balance sheets.

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

As part of this agreement, the Company is required to make the following considerations:

●	$1,500 in an up-front license fee, due upon execution of the Agreement, which was paid during the year-ended December 31, 2024;

●	$1,000 in a sales milestone payment, payable no later than January 31 of the first calendar year following the first calendar year in which Gross Sales exceed $3,000 (provided this occurs within five years of the Effective Date);

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

●	$1,000 in a sales milestone payment, payable no later than January 31 of the first calendar year following the first calendar year in which Gross Sales exceed $5,000 (provided this occurs within five years of the Effective Date);

●	$2,000 in a sales milestone payment, payable no later than January 31 of the first calendar year following the first calendar year in which Gross Sales exceed $10,000 (provided this occurs within five years of the Effective Date);

●	Royalties on Net Sales less amounts paid to Cresilon for Products (“Cresilon Net Sales”), ranging from 5% to 15%, depending on territory and patent status;

●	A Minimum Royalty obligation (beginning in the second calendar year following the Effective Date), consisting of: (a) a royalty based on at least $1,000 in Cresilon Net Sales; and (b) a shortfall payment based on the number of Products manufactured by Cresilon to meet that threshold but not purchased by the Company during the applicable calendar year.

15. Segment Information

The Company’s operations are comprised of two reportable segments:

●	Diagnostics, which consists of TRUFORMA®, VetGuardian®, and TRUVIEW® products; and

●	Therapeutic Devices, which consists of Assisi®, PulseVet®, and VETIGEL® products.

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

The following is a reconciliation of consolidated revenue, cost of revenue, and gross profit amongst our reportable segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	Diagnostics		Therapeutic Devices		Consolidated
	2025	2024	2025	2024	2025	2024
Net revenue	$559	$744	$5,941	$5,518	$6,500	$6,262
Cost of revenue	557	583	1,536	1,562	2,093	2,145
Gross profit	$2	$161	$4,405	$3,956	$4,407	$4,117

For the three months ended March 31, 2025, revenue from external customers in the U.S. was $5,053, and revenue from customers in foreign countries was $1,447. For the three months ended March 31, 2024, revenue from external customers in the U.S. was $5,162, and revenue from customers in foreign countries was $1,100.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

16. Loss Per Share

	Three Months Ended March 31,
	2025	2024
Numerator
Net loss for the period	$(63,809)	$(9,160)

Denominator
Weighted-average shares - basic	979,949,668	979,949,668

Loss per share - basic and diluted	$(0.07)	$(0.01)

As of March 31, 2025, and 2024, the Company had stock options outstanding of 91,830,136 and 92,617,443, respectively, and warrants outstanding of 32,561,418 for both periods. These securities could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive.

17. Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2025 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

(All amounts are expressed in thousands unless otherwise indicated)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto for the quarter ended March 31, 2025. This report contains forward-looking statements or forward-looking information (collectively, “forward-looking statements”) made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as the safe harbor provisions of applicable Canadian securities legislation, that are based on management’s beliefs and assumptions and involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.

Forward-looking statements can also be identified by words such as “future”, “anticipates”, “believes”, “projects”, “estimates”, “expects”, “intends”, “plans”, “predicts”, “will”, “should”, “would”, “could”, “can”, “may”, or similar terms. Forward-looking statements are not guarantees of future performance and Zomedica’s actual results may differ significantly from the results discussed in the forward-looking statements. Zomedica cautions that these statements are subject to numerous important risks, uncertainties, assumptions, and other factors, some of which are beyond Zomedica’s control. These risks could cause Zomedica’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to adverse macroeconomic conditions; geopolitical tensions; laws and policies resulting from change in federal government administration; impact of trade tarrifs; changes in consumer confidence and spending in response to economic volatility; our ability to develop and commercialize our products; our ability to integrate our acquisitions successfully into our business; supply chain disruptions that increase our costs and impair our ability to manufacture our products; our ability to attract and keep senior management and key scientific personnel; our ability to obtain and maintain intellectual property protection; the accuracy of our estimates regarding expenses, future revenues, and capital requirements; and the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements.

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

Cost of Revenue

Cost of revenue consisted primarily of the cost of raw materials used in the assembly of: PulseVet® capital and consumables; TRUFORMA® capital and consumables; Assisi consumables; TRUVIEW® capital and consumables; and VetGuardian® capital and services. We expense all inventory obsolescence provisions related to normal manufacturing changes as cost of revenue.

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

Canadian Taxes

In Canada, due to the uncertainty of realizing any tax benefits as of March 31, 2025, we continue to record a full valuation allowance against our Canadian deferred tax assets.

Translation of Foreign Currencies

The functional currency, as determined by management, for our subsidiaries in the United States, Switzerland, and Canada is the U.S. dollar, which is also our reporting currency.

The functional currency, as determined by management, for our Japanese subsidiary is the Japanese Yen. Japanese Yen is translated for financial reporting purposes with translation gains and losses recorded as a component of other comprehensive income or loss.

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

While our significant accounting policies are more fully described in Note 3 of the notes to our consolidated financial statements included within our 2024 Form 10-K, management has identified the following as “Critical Accounting Policies and Estimates”: Intangible Assets and Business Combinations; Impairment Testing; Valuation and Payback of Property and Equipment; and Revenue Recognition and Liabilities Due to Customers. We believe that the estimates and assumptions involved in these accounting policies may have the greatest potential impact on our financial statements.

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

During the three months ended March 31, 2025, the Company determined that a triggering event occurred, which required interim testing for impairment in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The triggering event was related to the Company’s market capitalized value, which is a function of its stock price, which has reduced significantly subsequent to the delisting of the Company’s common shares from NYSE American during the three months ended March 31, 2025. We elected to perform a quantitative analysis as part of our interim goodwill impairment test. Our analysis of the PulseVet reporting unit indicated that its carrying amount, including goodwill, exceeded its fair value by approximately 163%. Our analysis of the Assisi reporting unit indicated that its carrying amount, including goodwill, exceeded its fair value by approximately 128%. As part of the Company’s quantitative analysis, we updated our implied fair value calculations to more closely align with our reduced market capitalization as March 31, 2025. As a result, a goodwill impairment charge of $45,555  was recorded for the three months ended March 31, 2025, as part of the Company’s interim goodwill impairment test.

In connection with our interim impairment analysis during the three months ended March 31, 2025, the Company also completed an evaluation of it amortizable intangible assets for recoverability in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). It was determined that the carrying values of certain intangible assets exceeded their fair values. The decline in fair value was related to the same facts and circumstances as those noted above in our ASC 350 interim analysis. As a result, the Company recognized $8,297 in noncash impairment charges related to these assets.

Additionally, as part of the interim impairment analysis the Company evaluated its property and equipment for recoverability in accordance with ASC 360. Based on this assessment, it was determined that certain property and equipment assets were not fully recoverable. The impairment was attributable to the same triggering event as described above. As a result, the Company recognized a noncash impairment charge of $1,981 million related to property and equipment during the three months ended March 31, 2025.

The implied fair value for each reporting unit was calculated on a standalone basis using a weighted combination of the income approach and market approach. The implied fair values of each reporting unit were added together along with our unallocated assets to get an indicated value of total equity. This indicated value was compared to the total market capitalization as of March 31, 2025. This comparison yielded an implied control premium of approximately 34.3%. As a result, the market capitalization reconciliation analysis provided support for the reasonableness of the fair values estimated for each individual reporting unit.

While the Company continues to believe its estimates of fair value for its amortizable intangible assets and property and equipment are reasonable, changes in assumptions concerning future financial performance, increases in discount rates, or other market and operational factors could negatively impact the recoverability of these assets. As a result, the Company may be required to recognize additional impairment charges related to its amortizable intangible assets or property and equipment in future periods.

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

As of March 31, 2025, the carrying value of our Diagnostic instruments was $10,028. Significant assumptions included in the realization model are the rate of placement and expected utilization over the life of the instrument. A 25% reduction in the estimated revenues associated with annual placements of instruments would increase the payback period from 4.74 years to 6.22 years as of March 31, 2025.

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

Results of Consolidated Operations

Our results of operations for the three months ended March 31, 2025 and 2024 are as follows:

Revenue

Revenue for the three months ended March 31, 2025 was $6,500, compared to $6,262 for the three months ended March 31, 2024, an increase of $238, or 4%.

The increase in sales for the three months ended March 31, 2025, was primarily due to growth in both consumables and capital sales in our existing PulseVet® products, growth in TRUFORMA® products, including the impact of launching new assays since the end of comparative period, as well as sales from VETIGEL®, which the Company began to market and sell in the current period. In general, we expect revenue to increase in subsequent periods as we increase our sales, marketing, and commercialization efforts.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2025 was $2,093, compared to $2,145 for the three months ended March 31, 2024, a decrease of $52, or 2%.

The decrease in cost of revenue for the three months ended March 31, 2025, was primarily due to manufacturing costs related to integration of our Minnesota manufacturing facility, acquired in the second half of 2023, which did not recur in the current period. These savings were partially offset by increased manufacturing expenses driven by higher unit sales. We anticipate that costs of revenue will continue to increase in subsequent periods in accordance with increased unit sales as described above.

Gross Profit

Gross profit margin for the three months ended March 31, 2025 was 68%, compared to 66% for the three months ended March 31, 2024.

The increase in gross profit margin percentage for the three months ended March 31, 2025, was primarily due to improvements associated with the integration of our Minnesota manufacturing facility, as well as the further absorption of fixed costs driven by increased unit sales.

General and Administrative

General and administrative expense for the three months ended March 31, 2025 was $6,262, compared to $8,625 for the three months ended March 31, 2024, a decrease of $2,363, or 27%.

The decrease in general and administrative expense was primarily driven by professional fees for specialized accounting and development work associated with acquisitions in the prior comparative period, which did not recur; one-time special meeting and proxy fees incurred in the prior comparative period, which did not recur; and lower stock-based compensation expense. While we expect future general and administrative expense to increase, we expect it to decrease proportionally with sales and related product expansion.

Research and Development

Research and development expense for the three months ended March 31, 2025 was $1,853, compared to $1,771 for the three months ended March 31, 2024, an increase of $82, or 5%.

The increase in research and development expenses for the three months ended March 31, 2025 was driven primarily by the continued buildup of internal capabilities to develop, test, and manufacture our next generation of diagnostic products. We anticipate that R&D costs will increase as we maintain and enhance our current product lines and continue to develop new products.

Selling and Marketing

Selling and marketing expense for the three months ended March 31, 2025 was $5,007, compared to $4,107 for the three months ended March 31, 2024, an increase of $900, or 22%.

The increase in selling and marketing expenses for the three months ended March 31, 2025 was driven primarily by higher salaries and commissions, associated with increased headcount of our sales department as we continue to build out our staff through recent hiring campaigns. We expect future selling and marketing expense to increase in line with product expansion and growth in our commercialization efforts.

Impairment Expense

For the three months ended March 31, 2025, impairment expense was $55,833, consisting of $45,555 related to goodwill, $8,297 related to amortizable intangible assets, and $1,981 related to property and equipment, compared to $0 for the three months ended March 31,

2024. The increase was due to impairment charges recognized during the quarter as a result of a significant decline in the Company’s market capitalization following the delisting of its common shares from NYSE American.

Net Loss

Net loss for the three months ended March 31, 2025 was $63,809 compared to a net loss of $9,160 for the three months ended March 31, 2024, a decrease of $54,649, or 597%.

The net loss for the three months ended March 31, 2025, was attributed to the expenses described above, particularly the significant impairment expense. We expect to continue recording net losses in future periods until we have sufficient revenue from product sales to offset our operating expenses.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	Three Months Ended March 31,
	2025	2024	Change
Cash used in operating activities	$(6,648)	$(7,590)	$942	(12)%
Cash provided by investing activities	8,406	5,625	2,781	49%
Increase (decrease) in cash and cash equivalents	1,758	(1,965)	3,723	189%
Effect of exchange rate changes on cash	58	(48)	106	221%
Cash and cash equivalents, beginning of period	7,021	12,952	(5,931)	(46)%
Cash and cash equivalents, end of period	$8,837	$10,939	$(2,102)	(19)%

Net cash used in operating activities for the three months ended March 31, 2025 was $6,648, compared to $7,590 for the three months ended March 31, 2024, a decrease in cash used of $942, or 12%. The decrease in cash used in operating activities primarily resulted from the decrease in operating expenses noted above, excluding the impact of non-cash charges, including stock-based compensation and impairment expense.

Net cash provided by investing activities for the three months ended March 31, 2025 was $8,406, compared to $5,625 for the three months ended March 31, 2024, an increase in cash provided of $2,781, or 49%. The increase in cash provided by investing activities primarily resulted from decreased capital expenditures as compared to the prior comparative period. The prior period amount was driven largely by warehouse expansion spend, which did not recur in the current period.

Liquidity, Capital Resources, and Financial Condition

We have incurred losses and negative cash flows from operations since our inception in May 2015. As of March 31, 2025, we had an accumulated deficit of $281,724. We continue to fund our working capital requirements primarily through revenue generating activity and proceeds generated from our past sales of our equity and equity-related securities and the exercise of stock options and warrants.

As of March 31, 2025, the Company had working capital (defined as current assets minus current liabilities) of $65,819.

Short-Term Cash Requirements

We believe that our existing cash is sufficient to fund our expected short-term needs. We currently have fixed obligations in association with our building leases and quarterly inventory orders. We also have payment obligations associated with our on-going clinical studies, and we believe that we have sufficient cash to cover these requirements. We do not expect that our operations will require significant increases in our short-term cash needs, and our short-term cash requirements have not changed materially since the 2024 Form 10-K.

Long-Term Cash Requirements

We believe that our existing cash resources will be sufficient to fund our expected operational requirements for the long-term future. We regularly evaluate our business plans and strategy. These evaluations often result in changes to our business plans and strategy, some of which may be material and significantly change our cash requirements. Ongoing business development activity may also require us to use some of our liquidity and use of additional capital to fund newly acquired operations. If we raise additional funds by issuing equity securities, our existing security holders will likely experience dilution, and the incurring of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict operations.

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

The Company’s long-term cash requirements have not changed materially since the 2024 Form 10-K.

U.S. Taxes

As of March 31, 2025, we had deferred tax assets for net operating loss carryforwards for U.S. federal income tax purposes of $17,464 and non-capital loss carryforwards for Canada of $6,419, which will begin to expire in fiscal year 2035. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. In 2021, we concluded that, due to the limitations under Section 382, our U.S. federal income tax net operating loss carryforwards, as well as R&D credit carryforwards, for the periods prior to February 11, 2021 have been limited to zero. We therefore have derecognized $3,814 of this asset, reducing the carryforward of these amounts to $13,649.

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

Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2025 there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 6. Exhibits.

The exhibits listed on the accompanying index to exhibits immediately preceding the exhibits are filed as part of, or hereby incorporated by reference into, this Quarterly Report.

EXHIBIT INDEX

Exhibit No.	Description

10.1+	Separation Agreement, dated April 28, 2025, between Zomedica Inc. and Scott Jordan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on April 30, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance and Corporate Controller, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Vice President of Finance and Corporate Controller, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL (1).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

+	Indicates management contract or compensatory plan.
*	Furnished herewith
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2025.

Zomedica Corp.

By:	/s/ Larry Heaton
Name:	Larry Heaton
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Zuehlke
Name:	Michael Zuehlke
Title:	Vice President of Finance and Corporate Controller
(Principal Financial and Accounting Officer)