Form 10-Q
period 2025-06-30
Zomedica Corp.
filed 2025-08-06
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025.

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

As of August 6, 2025, 979,949,668 shares of the registrant’s common shares, without par value, were issued and outstanding.

ZOMEDICA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

June 30, 2025

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Zomedica Corp.

Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024

(United States Dollars in Thousands)

	June 30,	December 31,
	2025	2024
Assets

Current assets
Cash and cash equivalents	$8,129	$7,021
Available-for-sale securities	49,938	64,332
Trade receivables, net	2,297	2,423
Inventory, net	5,672	5,058
Prepaid expenses and deposits	1,945	2,291
Other receivables	622	648
Total current assets	68,603	81,773

Prepaid expenses and deposits	167	193
Property and equipment, net	21,855	24,589
Right-of-use assets	2,336	1,611
Goodwill	—	45,556
Intangible assets, net	41,395	52,538
Noncurrent available-for-sale securities	1,001	—
Other assets	1,115	1,100
Total assets	$136,472	$207,360

Liabilities and shareholders’ equity

Current liabilities
Accounts payable	$2,073	$1,929
Accrued income taxes	109	117
Current portion of lease obligations	687	523
Customer contract liabilities	330	331
Accrued expenses and other current liabilities	4,928	6,431
Total current liabilities	8,127	9,331

Lease obligations	1,831	1,291
Deferred tax liabilities, net	435	456
Customer contract liabilities	267	219
Other liabilities	455	399
Total liabilities	$11,115	$11,696

Commitments and contingencies (Note 14)

Shareholders’ equity
Unlimited common shares, no par value; 979,949,668 issued and outstanding at June 30, 2025 and December 31, 2024	$380,973	$380,973
Additional paid-in capital	33,329	32,518
Accumulated deficit	(289,122)	(217,915)
Accumulated comprehensive income	177	88
Total shareholders' equity	125,357	195,664

Total liabilities and shareholders’ equity	$136,472	$207,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited) (United States Dollars in Thousands, Except for Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$6,964	$6,131	$13,464	$12,393
Cost of revenue	2,298	1,769	4,391	3,914
Gross profit	4,666	4,362	9,073	8,479

Expenses
General and administrative	6,162	7,976	12,424	16,601
Research and development	1,886	1,506	3,739	3,277
Selling and marketing	4,653	3,923	9,660	8,030
Impairment expense	—	16,024	55,833	16,024
Loss from operations	(8,035)	(25,067)	(72,583)	(35,453)
Interest income	629	1,038	1,359	2,131
Gain (loss) on disposal of assets	1	(51)	(7)	(39)
Other (expense) income	(39)	52	(83)	136
Foreign exchange gain (loss)	58	(46)	62	(175)
Loss before income taxes	(7,386)	(24,074)	(71,252)	(33,400)
Income tax expense (benefit)	12	(143)	(45)	(309)
Net loss	(7,398)	(23,931)	(71,207)	(33,091)
Unrealized (loss) gain, change in fair value of available-for-sale securities, net of tax	(10)	9	(28)	(2)
Change in foreign currency translation	55	(58)	117	(110)
Net loss and comprehensive loss	$(7,353)	$(23,980)	$(71,118)	$(33,203)

Weighted average number of common shares - basic and diluted	979,949,668	979,949,668	979,949,668	979,949,668

Loss per share - basic and diluted (Note 16)	$(0.01)	$(0.02)	$(0.07)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Shareholders’ Equity for the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited) (United States Dollars in Thousands)

	Three Months Ended June 30, 2025
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at March 31, 2025	979,949,668	$380,973	$33,063	$(281,724)	$132	$132,444
Stock-based compensation	—	—	266	—	—	266
Net loss	—	—	—	(7,398)	—	(7,398)
Other comprehensive income	—	—	—	—	45	45
Balance at June 30, 2025	979,949,668	$380,973	$33,329	$(289,122)	$177	$125,357

	Six Months Ended June 30, 2025
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2024	979,949,668	$380,973	$32,518	$(217,915)	$88	$195,664
Stock-based compensation	—	—	811	—	—	811
Net loss	—	—	—	(71,207)	—	(71,207)
Other comprehensive income	—	—	—	—	89	89
Balance at June 30, 2025	979,949,668	$380,973	$33,329	$(289,122)	$177	$125,357

	Three Months Ended June 30, 2024
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at March 31, 2024	979,949,668	$380,973	$31,030	$(180,093)	$(15)	$231,895
Stock-based compensation	—	—	859	—	—	859
Stock issuance costs	—	—	(57)	—	—	(57)
Net loss	—	—	—	(23,931)	—	(23,931)
Other comprehensive loss	—	—	—	—	(49)	(49)
Balance at June 30, 2024	979,949,668	$380,973	$31,832	$(204,024)	$(64)	$208,717

	Six Months Ended June 30, 2024
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2023	979,949,668	$380,973	$29,929	$(170,933)	$48	$240,017
Stock-based compensation	—	—	1,960	—	—	1,960
Stock issuance costs	—	—	(57)	—	—	(57)
Net loss	—	—	—	(33,091)	—	(33,091)
Other comprehensive income	—	—	—	—	(112)	(112)
Balance at June 30, 2024	979,949,668	$380,973	$31,832	$(204,024)	$(64)	$208,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024

(Unaudited) (United States Dollars in Thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(71,207)	$(33,091)
Adjustments for:
Depreciation	1,030	685
Amortization - intangible assets	3,105	3,223
Impairment loss	55,833	16,024
Loss on disposal of property and equipment	7	39
Stock-based compensation	878	1,960
Noncash portion of rent benefit	(21)	(14)
Accretion/amortization of available-for-sale securities	(476)	(1,112)
Equity in loss of nonconsolidated entities	80	75
Deferred tax expense	(112)	(379)
Change in assets and liabilities, net of acquisitions:
Purchased inventory	(672)	(652)
Prepaid expenses and deposits	373	10
Trade receivables	126	(187)
Other receivables	174	412
Accounts payable	275	148
Accrued income tax	(8)	66
Accrued expenses and other current liabilities	(1,578)	(1,333)
Customer contract liabilities	47	25
Other liabilities	56	(208)
Net cash used in operating activities	(12,090)	(14,309)

Cash flows from investing activities:
Securities matured	13,700	13,463
Investment in nonconsolidated entities	—	(437)
Investment in property and equipment	(417)	(3,559)
Acquisition of intangibles	(198)	(70)
Net cash provided by investing activities	13,085	9,397

Increase (decrease) in cash and cash equivalents	995	(4,912)
Effect of exchange rate changes on cash	113	(101)
Cash and cash equivalents, beginning of year	7,021	12,952
Cash and cash equivalents, end of period	$8,129	$7,939

Noncash activities:
Change in fair value of available-for-sale securities, net of tax	$(28)	$(2)
Property and equipment accrued for in accounts payable	8	62
Transfer of property and equipment into intangibles	39	1,007
Transfer of inventory into property and equipment	62	261
Intangible assets accrued for in accounts payable	21	—
Right-of-use assets obtained in exchange for operating lease obligations	1,056	—

Supplemental cash flow information:
Interest received on available-for-sale securities	$1,053	$1,274

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This ASU is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public entities with fiscal years beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and has not yet determined its effect on the consolidated financial statements.

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

Segment Reporting

The Company reports segment information based on the management approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company’s reportable segments consist of Diagnostics and Therapeutic Devices.

Cash and Cash Equivalents

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company's cash balances exceeded federally insured limits by approximately $951 and $1,376.

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

Trade Receivables and Allowance for Credit Losses

Trade receivables are recorded net of an allowance for credit losses and have payment terms of 30-90 days. Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries, and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. As of June 30, 2025,  December 31, 2024, and December 31, 2023, trade receivable swere $2,495, $2,794, and $1,300, respectively, net of allowance for doubtful accounts of $198, $371, and $103, respectively. While we believe that our allowance for credit losses is adequate and represents our best estimate as of June 30, 2025 we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to these estimates.

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

Expenditures for the planning and ongoing operation of the Company’s website are expensed as incurred. Costs incurred for website application development and infrastructure enhancements are capitalized and amortized over their estimated useful life.

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

During the first quarter of 2025, the Company identified a triggering event and recorded a material impairment charge related to certain long-lived and indefinite-lived intangible assets, including goodwill. See Note 10, Property and Equipment and Note 11,  Goodwill and Intangible Assets, for further information.

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

Sales are recorded net of sales tax. Sales tax is charged on sales to end users and remitted to the appropriate state authority.

Disaggregated revenue for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,
	Diagnostics		Therapeutic Devices		Consolidated
	2025	2024	2025	2024	2025	2024
Capital	$228	$125	$1,425	$1,605	$1,653	$1,730
Consumables	553	294	4,739	4,067	5,292	4,361
Other		-	19	40	19	40
Total revenue	$781	$419	$6,183	$5,712	$6,964	$6,131

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

	Six Months Ended June 30,
	Diagnostics		Therapeutic Devices		Consolidated
	2025	2024	2025	2024	2025	2024
Capital	$384	$575	$3,225	$3,379	$3,609	$3,954
Consumables	956	588	8,833	7,783	9,789	8,371
Other	-	-	66	68	66	68
Total revenue	$1,340	$1,163	$12,124	$11,230	$13,464	$12,393

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

5. Investment Securities

The following represents the Company’s investment securities as of June 30, 2025 and December 31, 2024:

Balance at June 30, 2025	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$1,948	$40	$—	$1,988
Corporate notes / bonds	35,534	38	(14)	35,558
U.S. treasuries	9,113	153	(4)	9,262
U.S. govt. agencies	4,094	39	(2)	4,131
Money market funds	5,322	—	—	5,322
Total investment securities	$56,011	$270	$(20)	$56,261

Balance at December 31, 2024	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$10,130	$254	$3	$10,387
Corporate notes / bonds	45,336	483	7	45,826
U.S. treasuries	6,609	41	(1)	6,649
U.S. govt. agencies	1,441	31	(2)	1,470
Money market funds	2,766	—	—	2,766
Total investment securities	$66,282	$809	$7	$67,098

Accretion / (amortization) refers to the discounts and premiums incurred on bonds and notes purchased and are included within Interest income on the consolidated statements of operations and comprehensive loss.

Accrued interest receivable related to the above investment securities amounted to $473 and $504 as of  June 30, 2025 and December 31, 2024, respectively, and is included in Other receivables on the consolidated balance sheets. The contractual maturities of investment securities as of June 30, 2025, are as follows:

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

	Acquisition Cost	Estimated Fair Value
Original maturities of 90 days or less	$5,322	$5,322
Original maturities of 91-365 days	49,687	49,938
Original maturities of 366+ days	1,002	1,001
Total investment securities	$56,011	$56,261

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

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

In accordance with the fair value hierarchy described above, the following table shows the fair value of our investments as of June 30, 2025 and December 31, 2024:

Balance at June 30, 2025	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$—	$1,988	$—	$1,988
Corporate notes / bonds	—	35,558	—	35,558
U.S. treasuries	9,262	—	—	9,262
U.S. govt. agencies	4,131	—	—	4,131
Money market funds	5,322	—	—	5,322
Total investment securities	$18,715	$37,546	$—	$56,261

Balance at December 31, 2024	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$—	$10,387	$—	$10,387
Corporate notes / bonds	—	45,826	—	45,826
U.S. treasuries	6,649	—	—	6,649
U.S. govt. agencies	1,470	—	—	1,470
Money market funds	2,766	—	—	2,766
Total investment securities	$10,885	$56,213	$—	$67,098

The following tables shows our investments as of June 30, 2025 and December 31, 2024 and their respective balance sheet classifications:

Balance at June 30, 2025	Cash & Cash Equivalents	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$—	$1,988	$—	$1,988
Corporate notes / bonds	—	35,558	—	35,558
U.S. treasuries	—	8,261	1,001	9,262
U.S. govt. agencies	—	4,131	—	4,131
Money market funds	5,322	—	—	5,322
Total investment securities	$5,322	$49,938	$1,001	$56,261

Balance at December 31, 2024	Cash & Cash Equivalents	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$—	$10,387	$—	$10,387
Corporate notes / bonds	—	45,826	—	45,826
U.S. treasuries	—	6,649	—	6,649
U.S. govt. agencies	—	1,470	—	1,470
Money market funds	2,766	—	—	2,766
Total investment securities	$2,766	$64,332	$-	$67,098

Unrealized gains and losses on our investments have not been recorded into income as we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our debt securities is largely due to the rising interest rate environment driven by current market conditions that have resulted in higher credit spreads. The credit ratings associated with our debt securities are mostly unchanged, are highly rated, and the debtors continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded through June 30, 2025.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

7. Inventory

	June 30, 2025			December 31, 2024
	Diagnostics	Therapeutic Devices	Consolidated	Diagnostics	Therapeutic Devices	Consolidated
Raw materials	$1,971	$2,477	$4,448	$1,997	$2,304	$4,301
Finished goods	229	528	757	265	274	539
Purchased inventory	71	413	484	46	198	244
Total inventory	2,271	3,418	5,689	2,308	2,776	5,084
Less: reserves	(17)	—	(17)	(26)	—	(26)
Inventory, net	$2,254	$3,418	$5,672	$2,282	$2,776	$5,058

8. Prepaid Expenses and Deposits

	June 30,	December 31,
	2025	2024
Deposits	$236	$508
Prepaid marketing	453	368
Prepaid insurance	262	438
Other	1,161	1,170
Total prepaid expenses and deposits	$2,112	$2,484

9. Accrued Expenses and Other Current Liabilities

	June 30,	December 31,
	2025	2024
Accrued employee compensation and benefits	$3,344	$4,557
Accrued taxes	854	1,003
Accrued professional services	484	535
Other	246	336
Total accrued expenses and other current liabilities	$4,928	$6,431

10. Property and Equipment

	June 30,	December 31,
	2025	2024
Machinery and equipment	$15,505	$15,947
Furniture and fixtures	169	224
Laboratory equipment	857	857
Leasehold improvements	2,817	3,088
Construction in progress	6,594	7,889
Total property and equipment	25,942	28,005
Less: accumulated depreciation	(4,087)	(3,416)
Property and equipment, net	$21,855	$24,589

Depreciation expense related to property and equipment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense	$509	$351	$1,030	$685

During the first quarter of 2025, a significant decline in the Company’s market-capitalized value following the delisting of its common shares from NYSE American constituted a triggering event requiring interim impairment testing of goodwill. In connection with this

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

assessment, the Company reviewed its property and equipment for recoverability under ASC 360, Property, Plant, and Equipment (“ASC 360”). That review determined that certain assets within the Diagnostics segment were not fully recoverable. As a result, the Company recognized a $2.0 million impairment charge, of which $0.9 million related to machinery and equipment and $1.1 million related to construction in progress, and recorded this charge in the consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025.

11. Goodwill and Intangible Assets

The following table provides a rollforward of the carrying amount of goodwill by segment:

	Diagnostics	Therapeutic Devices	Total
Balance at December 31, 2024	$—	$45,556	$45,556
Impairment	—	(45,556)	(45,556)
Balance at June 30, 2025	$—	$—	$—

During the first quarter of 2025, the Company determined that a triggering event had occurred that required interim goodwill impairment analysis in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), due to a significant decline in its market capitalization, driven by a substantial decrease in its stock price following the delisting of its common shares from NYSE American. The Company concluded that the fair values of certain reporting units were below their carrying values. The difference between the reporting units’ carrying values and fair values was recognized as impairment charges. The Company recognized $45.6 million of non-cash impairment charges related to goodwill, which represented full impairments of goodwill in the PulseVet and Assisi reporting units within the Therapeutic Devices segment. As a result, no goodwill remains on the Company’s consolidated balance sheets as of June 30, 2025.

During the first quarter of 2025, the Company also evaluated its amortizable intangible assets for recoverability under ASC 360. It was determined that the carrying values of certain intangible assets exceeded their fair values. The decline in fair value was related to the same facts and circumstances as those noted above as part of our interim goodwill impairment analysis. The Company recognized $8.3 million in non-cash impairment charges related to these amortizable intangible assets within the Diagnostics segment during the six months ended June 30, 2025, which consisted primarily of $7.1 million related to technology assets and $0.8 million related to customer relationships. All impairment charges are reported under Impairment expense in the consolidated statements of operations and comprehensive loss.

During the second quarter of 2024, the Company determined that a triggering event had occurred requiring interim goodwill impairment testing due to slowed sales growth projections and allocation of operating expenses. The Company concluded that the carrying values of certain reporting units exceeded their fair values. The difference between the reporting units’ carrying values and fair values was recognized as impairment charges. The Company recognized $16.0 million of non-cash goodwill impairment charges, which fully impaired goodwill in two Diagnostics reporting units and partially impaired goodwill in one Therapeutic Devices reporting unit during the six months ended June 30, 2024. As part of that analysis, the Company also evaluated its amortizable intangible assets under ASC 360 and concluded their fair values continued to exceed carrying amounts. As a result, no impairment charges related to these amortizable intangible assets were recorded for the three and six months ended June 30, 2024.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

The following table summarizes our intangible assets, net of accumulated amortization:

	June 30,	December 31,
	2025	2024
Computer software	$3,167	$3,454
Customer relationships	26,087	26,850
Licenses	9,542	9,542
Technology	17,990	25,050
Tradenames	2,787	2,850
Trademarks	16	16
Website	1,433	1,364
Intangibles under construction	66	—
Total intangibles	61,088	69,126
Less: accumulated amortization	(19,693)	(16,588)
Intangibles, net	$41,395	$52,538

Included within intangibles are $563 in licenses associated with future exclusivity to sell products should we determine that they have both market viability and are a complementary fit within our suite of offerings. As these relationships are still in the exploratory phase with no revenue stream to match expenses against nor a guarantee that this exclusivity will ever be used, we are considering these to be indefinite lived as of June 30, 2025. This accounts for the difference between the net intangibles as found within our consolidated balance sheets and the amortization table below. We will continue to assess the commercialization status and relationship with these companies on a quarterly basis and will adjust our amortization schedules accordingly.

The estimated future amortization of intangible assets is as follows:

2025	$2,787
2026	5,188
2027	5,009
2028	4,758
2029	4,639
Thereafter	18,385
Total	$40,766

Amortization expense associated with intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization expense	$1,412	$1,626	$3,105	$3,223

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

During the six months ended June 30, 2025 and 2024, the Company issued 16,050,000 and 3,925,000 stock options to purchase an aggregate of 16,050,000 and 3,925,000 common shares, respectively. These options vest over a period of four years and have an expiration period of 10 years.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

The continuity of stock options for the six months ended June 30, 2025 and 2024 are as follows:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2024	89,051,943	$0.3232
Stock options granted	16,050,000	0.0798
Stock options forfeited	6,490,000	0.1554
Vested stock options expired	3,979,307	0.3313
Balance at June 30, 2025	94,632,636	$0.2931
Vested at June 30, 2025	56,412,773	$0.3603

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2023	93,349,943	$0.3338
Stock options granted	3,925,000	0.1452
Stock options forfeited	2,490,000	0.2350
Vested stock options expired	612,500	0.7990
Balance at June 30, 2024	94,172,443	$0.3255
Vested at June 30, 2024	46,188,274	$0.3517

The Company recorded the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense	$266	$859	$811	$1,960

As of June 30, 2025, the total unrecognized compensation cost related to nonvested awards was $1,684, which is expected to be recognized over a weighted-average period of 2.5 years.

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

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

The continuity of SARs for the six months ended June 30, 2025 is as follows:

	Number of SARs	Weighted-Average Exercise Price
Balance at December 31, 2024	13,521,379	$0.13
Balance at June 30, 2025	13,521,379	$0.13
Exercisable at June 30, 2025	—
Vested at June 30, 2025	—

As of June 30, 2025, unrecognized stock-based compensation expense related to non-employee director SARs was $112 and is expected to be recognized over a weighted-average period of approximately 0.4 year. During the three and six months ended June 30, 2025, the Company recognized a compensation benefit of $6 and expense of $67, respectively, related to SARs. The carrying amount of the SAR liability, measured at fair value, was $186 as of June 30, 2025, and $119 as of December 31, 2024, and is presented within Accrued expenses and other current liabilities on the consolidated balance sheets.

13. Income Taxes

The Company is in an overall domestic net deferred tax liability position for the six months ended June 30, 2025. Management has assessed that the future taxable income resulting from the deferred tax liability position will result in partial utilization of the Company's US federal and state net operating loss carryforwards and has therefore concluded a valuation allowance of $24,633 is currently necessary. Due to the uncertainty of realizing any tax benefits as of June 30, 2025 due to historical losses, a full valuation allowance remains necessary to fully offset our Canadian deferred tax assets.

14. Commitments and Contingencies

From time to time, the Company may be exposed to claims and legal actions in the normal course of business. As of June 30, 2025, and continuing as of August 6, 2025, the Company is not aware of any pending or threatened material litigation claims against the Company.

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

As part of this agreement, the Company is required to make the following milestone payments:

●	$3,500 in aggregate cash payments, covering the initial license fee, equity interest, development milestones, and commercial sales;

●	$750 in warrants upon the first commercial sale of the Smart Pet Pad, determined by dividing the amount due by the closing price of the Company's common stock on the date of such first commercial sale, as reported on the OTCQB marketplace, with a term of 10 years;

●	$750 in warrants upon the first commercial sale of the Intelligent Pet Bed, determined by dividing the amount due by the closing price of the Company's common stock on the date of such first commercial sale, as reported on the OTCQB marketplace, with a term of 10 years;

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

●	$5,000 in warrants upon reaching $15,000 in annual net sales of the licensed products, determined by dividing the amount due by the closing price of the Company's common stock on the date that net sales reach $15,000, as reported on the OTCQB marketplace, with a term of 10 years.

As of June 30, 2025, the Company has made $1,563 in cash payments for milestones achieved under this agreement and holds a 19.50% equity stake in Brisby Inc. The remaining cash payments, totaling $1,937, are due upon the achievement of future development milestones and the first commercial sales of the Smart Pet Pad and the Intelligent Pet Bed.

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

As part of this agreement, the Company is required to make the following considerations:

●	$1,500 in an up-front license fee, due upon execution of the Agreement, which was paid during the year-ended December 31, 2024;

●	$1,000 in a sales milestone payment, payable no later than January 31 of the first calendar year following the first calendar year in which Gross Sales exceed $3,000 (provided this occurs within five years of the Effective Date);

●	$1,000 in a sales milestone payment, payable no later than January 31 of the first calendar year following the first calendar year in which Gross Sales exceed $5,000 (provided this occurs within five years of the Effective Date);

●	$2,000 in a sales milestone payment, payable no later than January 31 of the first calendar year following the first calendar year in which Gross Sales exceed $10,000 (provided this occurs within five years of the Effective Date);

●	Royalties on Net Sales less amounts paid to Cresilon for the Products (“Cresilon Net Sales”), ranging from 5% to 15%, depending on territory and patent status;

●	A Minimum Royalty obligation (beginning in the second calendar year following the Effective Date), consisting of: (a) a royalty based on at least $1,000 in Cresilon Net Sales; and (b) a shortfall payment based on the number of Products manufactured by Cresilon to meet that threshold but not purchased by the Company during the applicable calendar year.

15. Segment Information

The Company’s operations are comprised of two reportable segments:

●	Diagnostics, which consists of TRUFORMA®, VetGuardian®, and TRUVIEW® products; and

●	Therapeutic Devices, which consists of Assisi®, PulseVet®, and VETIGEL® products.

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

The following is a reconciliation of consolidated revenue, cost of revenue, and gross profit amongst our reportable segments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	Diagnostics		Therapeutic Devices		Consolidated
	2025	2024	2025	2024	2025	2024
Net revenue	$781	$419	$6,183	$5,712	$6,964	$6,131
Cost of revenue	589	462	1,709	1,307	2,298	1,769
Gross profit	$192	$(43)	$4,474	$4,405	$4,666	$4,362

	Six Months Ended June 30,
	Diagnostics		Therapeutic Devices		Consolidated
	2025	2024	2025	2024	2025	2024
Net revenue	$1,340	$1,163	$12,124	$11,230	$13,464	$12,393
Cost of revenue	1,146	1,045	3,245	2,869	4,391	3,914
Gross profit	$194	$118	$8,879	$8,361	$9,073	$8,479

For the three months ended June 30, 2025, revenue from external customers in the U.S. was $5,561 and from customers in foreign countries was $1,403, compared to $4,898 and $1,233, respectively, for the same period in 2024. For the six months ended June 30, 2025, revenue from external customers in the U.S. was $10,614 and from customers in foreign countries was $2,850, compared to $10,060 and $2,333, respectively, for the same period in 2024.

16. Loss Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net loss for the period	$(7,398)	$(23,931)	$(71,207)	$(33,091)

Denominator
Weighted-average shares - basic	979,949,668	979,949,668	979,949,668	979,949,668

Loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.07)	$(0.03)

As of June 30, 2025 and 2024, the Company had stock options outstanding of 94,632,636 and 94,172,443, respectively, and warrants outstanding of 32,000,000 and 32,561,418, respectively. These securities could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

17. Subsequent Events

On July 4, 2025, the Unites States enacted tax reform legislation through the One Big Beautiful Bill Act, which changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act and easing the interest expense limitation rules of Section 163(j), among other changes. The Company anticipates an immaterial impact in the period of enactment and  continues to evaluate the impact the new legislation will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

(All amounts are expressed in thousands unless otherwise indicated)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto for the quarter ended June 30, 2025. This report contains forward-looking statements or forward-looking information (collectively, “forward-looking statements”) made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as the safe harbor provisions of applicable Canadian securities legislation, that are based on management’s beliefs and assumptions and involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.

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

Components of Revenue and Costs and Expenses

Revenue

Our revenue consisted of consumables sold in the U.S. and internationally associated with our Assisi® products; capital and consumables sold in the U.S and internationally associated with our PulseVet® platform; consumables sold in the U.S associated with our TRUFORMA® platform; subscriptions and services sold in the U.S. associated with our TRUVIEW® products; capital and service agreements sold in the U.S. and internationally associated with our VetGuardian® products; and consumables sold in the U.S. associated with our VETIGEL® products.

Cost of Revenue

Cost of revenue consisted primarily of the cost of raw materials used in the assembly of: PulseVet® capital and consumables; TRUFORMA® capital and consumables; Assisi consumables; TRUVIEW® capital and consumables; and VetGuardian® capital and services. Cost of revenue also included the purchase cost of VETIGEL® consumables sourced under our supply arrangement with Cresilon, Inc. We expense all inventory obsolescence provisions related to normal manufacturing changes as cost of revenue.

Operating Expenses

Our current operating expenses consist of three components — general and administrative expenses, research and development expenses, and selling and marketing expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages, stock-based compensation, and overhead costs incurred to support our business as a publicly traded company. The functions involved include Accounting, Business Development, Finance, HR, Information Technology, Investor Relations, Legal, and portions of other functional areas. Included within these support costs are significant public company expenses such as stock exchange fees, annual meeting expenses, audit, tax, Sarbanes-Oxley, and other compliance costs.

Research and Development Expenses

Research and development expenses consist of salaries and related expenses for R&D personnel, fees paid to consultants and outside service providers, travel costs, and materials used in clinical trials and general research and development. These costs are primarily focused on leveraging our acquisition of Qorvo into new assay development for our TRUFORMA® platform, expanding capabilities and usability within existing products, and exploring new market opportunities.

Selling and Marketing Expenses

Selling and marketing expenses consist of personnel costs (including salaries and related benefits) and costs associated with sales and marketing activities (including conference and tradeshow attendance, sponsorships, and general advertising and promotional activities).

Canadian Taxes

In Canada, due to the uncertainty of realizing any tax benefits as of June 30, 2025, we continue to record a full valuation allowance against our Canadian deferred tax assets.

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

During the first quarter of 2025, the Company determined that a triggering event occurred, which required interim testing for impairment in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The triggering event was related to the Company’s market capitalized value, which is a function of its stock price, which had reduced significantly subsequent to the delisting of the Company’s common shares from NYSE American during the three months ended March 31, 2025. We elected to perform a quantitative analysis as part of our interim goodwill impairment test. Our analysis of the PulseVet reporting unit indicated that its carrying amount, including goodwill, exceeded its fair value by approximately 163%. Our analysis of the Assisi reporting unit indicated that its carrying amount, including goodwill, exceeded its fair value by approximately 128%. As part of the Company’s quantitative analysis, we updated our implied fair value calculations to more closely align with our reduced market capitalization as of March 31, 2025. As a result, a non-cash goodwill impairment charge of $45,555 was recorded for the three months ended March 31, 2025. Given that no goodwill remained on our consolidated balance sheets after March 31, 2025, there were no further impairment considerations for the three months ended June 30, 2025.

In connection with our interim impairment analysis during the first quarter of 2025, the Company also evaluated its amortizable intangible assets for recoverability in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). It was determined that the carrying values of certain intangible assets exceeded their fair values, which were impacted by the same factors noted in the goodwill impairment analysis. As a result, the Company recognized $8,297 in non-cash impairment charges related to these amortizable intangible assets. During the three months ended June 30, 2025, no impairment indicators were identified, which would require a recoverability assessment of intangible assets under ASC 360. Therefore, no impairment charges were recorded for the second quarter of 2025.

Additionally, as part of the interim impairment analysis the Company evaluated its property and equipment for recoverability under ASC 360. Based on this assessment, it was determined that certain property and equipment assets were not fully recoverable due to the same triggering event described above. As a result, the Company recognized a non-cash impairment charge of $1,981 million related to property and equipment during the three months ended March 31, 2025. During the three months ended June 30, 2025, no impairment indicators were identified requiring a recoverability assessment of property and equipment under ASC 360. Accordingly, no impairment charges were recorded for the second quarter of 2025.

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

As of June 30, 2025, the carrying value of our Diagnostic instruments was $9,935. Significant assumptions included in the realization model are the rate of placement and expected utilization over the life of the instrument. A 25% reduction in the estimated revenues associated with annual placements of instruments would increase the payback period from 4.39 years to 5.85 years as of June 30, 2025.

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

Results of Consolidated Operations

Our results of operations for the three and six months ended June 30, 2025 and 2024 are as follows:

Revenue

Revenue for the three months ended June 30, 2025 was $6,964, compared to $6,131 for the three months ended June 30, 2024, an increase of $833, or 14%. Revenue for the six months ended June 30, 2025 was $13,464 , compared to $12,393 for the six months ended June 30, an increase of $1,071, or 9%.

The increase in sales for the three months ended June 30, 2025, was primarily due to growth in TRUFORMA® products, including the impact of launching new assays since the end of the comparative period, growth in our existing Assisi® products, growth in consumables sales in our existing PulseVet® products, and sales from VETIGEL®, which the Company began to market and sell in the current period. The increase in sales for the six months ended June 30, 2025, was primarily due to growth in consumables sales in our existing PulseVet® products, growth in TRUFORMA® products, including the impact of launching new assays since the end of the comparative period, and sales from VETIGEL®, which the Company began to market and sell in the current period. In general, we expect revenue to increase in subsequent periods as we increase our sales, marketing, and commercialization efforts.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2025 was $2,298, compared to $1,769 for the three months ended June 30, 2024, an increase of $529, or 30%. Cost of revenue for the six months ended June 30, 2025 was $4,391, compared to $3,914, an increase of $477, or 12%.

The increase in cost of revenue for the three months ended June 30, 2025, was primarily driven by increased manufacturing expense resulting from higher unit sales as well as higher depreciation expense associated with capital projects completed in the second half of 2024. The increase in cost of revenue for the six months ended June 30, 2025, was driven primarily by increased manufacturing expense resulting from higher unit sales as well as higher depreciation expense associated with capital projects completed in the second half of 2024, partially offset by prior period manufacturing costs related to integration of our Minnesota manufacturing facility, which did not recur in the current period. We anticipate that costs of revenue will continue to increase in subsequent periods in accordance with increased unit sales as described above.

Gross Profit

Gross profit margin for the three months ended June 30, 2025 was 67%, compared to 71% for the three months ended June 30, 2024. Gross profit margin for the six months ended June 30, 2025 was 67%, compared to 68% for the six months ended June 30, 2024.

The decrease in gross profit margin percentage for the three months ended June 30, 2025, was primarily due to higher depreciation expense associated with capital projects completed in the second half of 2024 and the impact of the change in product mix associated with our unit sales. These increases were partially offset by improvements associated with the integration of our Minnesota manufacturing facility, as well as the further absorption of fixed costs driven by increased unit sales. The decrease in gross profit margin percentage for the six months ended June 30, 2025, was primarily due to higher depreciation expense associated with capital projects completed in the second half of 2024.

General and Administrative

General and administrative expense for the three months ended June 30, 2025 was $6,162, compared to $7,976 for the three months ended June 30, 2024, a decrease of $1,814, or 23%.  General and administrative expense for the six months ended June 30, 2025 was $12,424, compared to $16,601 for the six months ended June 30, 2024, a decrease of $4,177, or 25%.

The decrease in general and administrative expense for both comparative periods was driven primarily by professional fees for specialized accounting and development work associated with acquisitions in the prior comparative period, which did not recur; lower stock-based compensation expense; one-time special meeting and proxy fees incurred in the prior comparative period, which did not recur; and lower wages and related benefits. While we expect future general and administrative expense to increase, we expect it to decrease proportionally relative to sales and related product expansion.

Research and Development

Research and development expense for the three months ended June 30, 2025 was $1,886, compared to $1,506 for the three months ended June 30, 2024, an increase of $380, or 25%. Research and development expense for the six months ended June 30, 2025 was $3,739, compared to $3,277 for the six months ended June 30, 2024, an increase of $462, or 14%.

The increase in research and development expenses for both comparative periods was primarily driven by the continued buildup of internal capabilities to develop, test, and manufacture our next generation of therapeutic and diagnostic products. This included increases in external consulting and contract manufacturing fees, as well as lab supplies expense. We anticipate that research and development expense will continue to increase as we maintain and enhance our current product lines and develop new products.

Selling and Marketing

Selling and marketing expense for the three months ended June 30, 2025 was $4,653, compared to $3,923 for the three months ended June 30, 2024, an increase of $730, or 19%. Selling and marketing expense for the six months ended June 30, 2025 was $9,660, compared to $8,030, an increase of $1,630, or 20%.

The increase in selling and marketing expenses for both comparative periods was primarily driven by higher salaries and commissions associated with the increased headcount of our sales department as we continued to build out our staff through recent hiring campaigns. We expect future selling and marketing expense to increase in line with product expansion and growth in our commercialization efforts.

Impairment Expense

There was no impairment expense recorded for the three months ended June 30, 2025. Impairment expense for the three months ended June 30, 2024 was $16,024. Impairment expense for the six months ended June 30, 2025 was $55,833, compared to $16,024 for the six months ended June 30, 2024.

The impairment expense for the six months ended June 30, 2025 was due to impairment charges recognized as a result of a significant decline in the Company’s market capitalization following the delisting of its common shares from NYSE American. The impairment charges consisted of $45,555 related to goodwill, $8,297 related to amortizable intangible assets, and $1,981 related to property and equipment. The impairment charge for the three and six months ended June 30, 2024 was attributable to goodwill impairment recognized as a result of slowed future growth projections and the allocation of operating expenses.

Net Loss

Net loss for the three months ended June 30, 2025 was $7,398 compared to a net loss of $23,931 for the three months ended June 30, 2024, a decrease of $16,533, or 69%. Net loss for the six months ended June 30, 2025 was $71,207, compared to $33,091 for the six months ended June 30, 2024, a increase of $38,116, or 115%.

The change in net loss for both comparative periods was attributed to the matters described above, particularly the significant impairment expense. We expect to continue to record net losses in future periods until such time as we have sufficient revenue from product sales to offset our operating expenses.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	Six Months Ended June 30,
	2025	2024	Change
Cash used in operating activities	$(12,090)	$(14,309)	$2,219	(16)%
Cash provided by investing activities	13,085	9,397	3,688	39%
Increase (decrease) in cash and cash equivalents	995	(4,912)	5,907	120%
Effect of exchange rate changes on cash	113	(101)	214	212%
Cash and cash equivalents, beginning of period	7,021	12,952	(5,931)	(46)%
Cash and cash equivalents, end of period	$8,129	$7,939	$190	2%

Net cash used in operating activities for the six months ended June 30, 2025 was $12,090, compared to $14,309 for the six months ended June 30, 2024, a decrease in cash used of $2,219, or 16%. The decrease in cash used in operating activities primarily resulted from the decrease in operating expenses noted above, excluding the impact of non-cash charges, including stock-based compensation and impairment expense.

Net cash provided by investing activities for the six months ended June 30, 2025 was $13,085, compared to $9,397 for the six months ended June 30, 2024, an increase in cash provided of $3,688, or 39%. The increase in cash provided by investing activities primarily resulted from decreased capital expenditures and decreased investment in nonconsolidated entities as compared to the prior comparative period. The prior period capital expenditures amount was driven largely by warehouse expansion spend, which did not recur in the current period.

Liquidity, Capital Resources, and Financial Condition

We have incurred losses and negative cash flows from operations since our inception in May 2015. As of June 30, 2025, we had an accumulated deficit of $289,122. We continue to fund our working capital requirements primarily through revenue generating activity and proceeds generated from our past sales of our equity and equity-related securities and the exercise of stock options and warrants.

As of June 30, 2025, the Company had working capital (defined as current assets minus current liabilities) of $60,476.

Short-Term Cash Requirements

We believe that our existing cash is sufficient to fund our expected short-term needs (defined as the next 12 months). We currently have fixed obligations in association with our building leases and quarterly inventory orders. We also have payment obligations associated with our on-going clinical studies, and we believe that we have sufficient cash to cover these requirements. We do not expect that our operations will require significant increases in our short-term cash needs, and our short-term cash requirements have not changed materially since the 2024 Form 10-K.

Long-Term Cash Requirements

We believe that our existing cash resources will be sufficient to fund our expected operational requirements for the long-term period (defined as beyond the next twelve months). We regularly evaluate our business plans and strategy. These evaluations often result in changes to our business plans and strategy, some of which may be material and significantly change our cash requirements. Ongoing business development activity may also require us to use some of our liquidity and use of additional capital to fund newly acquired operations. If we raise additional funds by issuing equity securities, our existing security holders will likely experience dilution, and the incurring of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict operations.

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

U.S. Taxes

As of June 30, 2025, we had deferred tax assets for net operating loss carryforwards for U.S. federal income tax purposes of $18,769 and non-capital loss carryforwards for Canada of $6,419, which will begin to expire in fiscal year 2035. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. In 2021, we concluded that, due to the limitations under Section 382, our U.S. federal income tax net operating loss carryforwards, as well as R&D credit carryforwards, for the periods prior to February 11, 2021 have been limited to zero. We therefore have derecognized $3,814 of this asset, reducing the carryforward of these amounts to $14,955.

On July 4, 2025, the Unites States enacted tax reform legislation through the One Big Beautiful Bill Act, which changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act and easing the interest expense limitation rules of Section 163(j), among other changes. The Company anticipates an immaterial impact in the period of enactment and  continues to evaluate the impact the new legislation will have on its consolidated financial statements.

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

Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2025 there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2025.

Zomedica Corp.

By:	/s/ Larry Heaton
Name:	Larry Heaton
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Zuehlke
Name:	Michael Zuehlke
Title:	Vice President of Finance and Corporate Controller
(Principal Financial and Accounting Officer)