Form 10-Q
period 2025-09-30
Zomedica Corp.
filed 2025-11-04
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025.

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

As of November 3, 2025, 979,949,668 shares of the registrant’s common shares, without par value, were issued and outstanding.

ZOMEDICA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2025

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Zomedica Corp.

Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024

(United States Dollars in Thousands)

	September 30,	December 31,
	2025	2024
Assets

Current assets
Cash and cash equivalents	$7,496	$7,021
Available-for-sale securities	45,628	64,332
Trade receivables, net	3,144	2,423
Inventory, net	5,522	5,058
Prepaid expenses and deposits	2,417	2,291
Other receivables	486	648
Total current assets	64,693	81,773

Prepaid expenses and deposits	158	193
Property and equipment, net	21,381	24,589
Right-of-use assets	2,181	1,611
Goodwill	—	45,556
Intangible assets, net	40,101	52,538
Noncurrent available-for-sale securities	1,242	—
Other assets	1,149	1,100
Total assets	$130,905	$207,360

Liabilities and shareholders’ equity

Current liabilities
Accounts payable	$1,645	$1,929
Accrued income taxes	51	117
Current portion of lease obligations	705	523
Customer contract liabilities	353	331
Accrued expenses and other current liabilities	5,678	6,431
Total current liabilities	8,432	9,331

Lease obligations	1,648	1,291
Deferred tax liabilities, net	435	456
Customer contract liabilities	236	219
Other liabilities	466	399
Total liabilities	$11,217	$11,696

Commitments and contingencies (Note 14)

Shareholders’ equity
Unlimited common shares, no par value; 979,949,668 issued and outstanding at September 30, 2025 and December 31, 2024	$380,973	$380,973
Additional paid-in capital	33,765	32,518
Accumulated deficit	(295,243)	(217,915)
Accumulated comprehensive income	193	88
Total shareholders' equity	119,688	195,664

Total liabilities and shareholders’ equity	$130,905	$207,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited) (United States Dollars in Thousands, Except for Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$8,095	$6,997	$21,559	$19,390
Cost of revenue	2,659	1,937	7,050	5,851
Gross profit	5,436	5,060	14,509	13,539

Expenses
General and administrative	5,900	6,765	18,324	23,366
Research and development	1,784	1,845	5,523	5,122
Selling and marketing	4,358	3,890	14,018	11,920
Impairment expense	—	—	55,833	16,024
Loss from operations	(6,606)	(7,440)	(79,189)	(42,893)

Other income (expense), net
Interest income	561	977	1,920	3,108
Loss on disposal of assets	(36)	(134)	(43)	(173)
Other (expense) income	(13)	(111)	(96)	25
Foreign exchange (loss) gain	(46)	(16)	16	(191)
Loss before income taxes	(6,140)	(6,724)	(77,392)	(40,124)
Income tax benefit	(19)	(27)	(64)	(336)
Net loss	(6,121)	(6,697)	(77,328)	(39,788)
Unrealized gain, change in fair value of available-for-sale securities, net of tax	34	225	6	223
Change in foreign currency translation	(18)	139	99	29
Net loss and comprehensive loss	$(6,105)	$(6,333)	$(77,223)	$(39,536)

Weighted average number of common shares - basic and diluted	979,949,668	979,949,668	979,949,668	979,949,668

Loss per share - basic and diluted (Note 16)	$(0.01)	$(0.01)	$(0.08)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Shareholders’ Equity for the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited) (United States Dollars in Thousands)

	Three Months Ended September 30, 2025
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at June 30, 2025	979,949,668	$380,973	$33,329	$(289,122)	$177	$125,357
Stock-based compensation	—	—	436	—	—	436
Net loss	—	—	—	(6,121)	—	(6,121)
Other comprehensive income	—	—	—	—	16	16
Balance at September 30, 2025	979,949,668	$380,973	$33,765	$(295,243)	$193	$119,688

	Nine Months Ended September 30, 2025
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2024	979,949,668	$380,973	$32,518	$(217,915)	$88	$195,664
Stock-based compensation	—	—	1,247	—	—	1,247
Net loss	—	—	—	(77,328)	—	(77,328)
Other comprehensive income	—	—	—	—	105	105
Balance at September 30, 2025	979,949,668	$380,973	$33,765	$(295,243)	$193	$119,688

	Three Months Ended September 30, 2024
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at June 30, 2024	979,949,668	$380,973	$31,832	$(204,024)	$(64)	$208,717
Stock-based compensation	—	—	473	—	—	473
Stock issuance costs	—	—	(13)	—	—	(13)
Net loss	—	—	—	(6,697)	—	(6,697)
Other comprehensive income	—	—	—	—	364	364
Balance at September 30, 2024	979,949,668	$380,973	$32,292	$(210,721)	$300	$202,844

	Nine Months Ended September 30, 2024
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2023	979,949,668	$380,973	$29,929	$(170,933)	$48	$240,017
Stock-based compensation	—	—	2,433	—	—	2,433
Stock issuance costs	—	—	(70)	—	—	(70)
Net loss	—	—	—	(39,788)	—	(39,788)
Other comprehensive income	—	—	—	—	252	252
Balance at September 30, 2024	979,949,668	$380,973	$32,292	$(210,721)	$300	$202,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024

(Unaudited) (United States Dollars in Thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(77,328)	$(39,788)
Adjustments for:
Depreciation	1,536	1,102
Amortization - intangible assets	4,499	4,834
Impairment loss	55,833	16,024
Loss on disposal of property and equipment	43	173
Stock-based compensation	1,745	2,433
Noncash portion of rent benefit	(31)	(15)
Accretion/amortization of available-for-sale securities	(617)	(1,608)
Equity in loss of nonconsolidated entities	93	116
Deferred tax expense	(159)	(444)
Change in assets and liabilities, net of acquisitions:
Purchased inventory	(551)	(660)
Prepaid expenses and deposits	(95)	(460)
Trade receivables	(721)	(562)
Other receivables	366	570
Accounts payable	(145)	308
Accrued income tax	(66)	31
Accrued expenses and other current liabilities	(1,257)	(1,048)
Customer contract liabilities	39	25
Other liabilities	66	(136)
Net cash used in operating activities	(16,750)	(19,105)

Cash flows from investing activities:
Securities matured	17,885	21,091
Investment in nonconsolidated entities	—	(437)
Investment in property and equipment	(460)	(4,637)
Acquisition of intangibles	(299)	(79)
Net cash provided by investing activities	17,126	15,938

Cash flows from financing activities:
Stock issuance costs paid	—	(70)
Net cash used in financing activities	—	(70)

Increase (decrease) in cash and cash equivalents	376	(3,237)
Effect of exchange rate changes on cash	99	32
Cash and cash equivalents, beginning of year	7,021	12,952
Cash and cash equivalents, end of period	$7,496	$9,747

Noncash activities:
Change in fair value of available-for-sale securities, net of tax	$6	$223
Property and equipment accrued for in accounts payable	3	94
Transfer of property and equipment into intangibles	39	1,007
Transfer of inventory into property and equipment	90	354
Intangible assets accrued for in accounts payable	21	—
Right-of-use assets obtained in exchange for operating lease obligations	1,056	—

Supplemental cash flow information:
Interest received on available-for-sale securities	$1,667	$1,755

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

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

Recently Issued Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.  The ASU updates the existing accounting standards over internal-use software capitalization to increase the operability of the recognition guidance considering different methods of software development. The ASU removes all references to prescriptive and sequential software development stages (referred to as “project stages”) and replaces it with a probable-to-complete recognition model. As part of this updated recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. This ASU is effective for annual reporting periods beginning after December 15, 2027, and for interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and has not yet determined its effect on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires additional disclosures to disaggregate costs and expense line items presented on the face of the consolidated statements of operations and comprehensive loss. These disclosures include: (a) amounts related to purchased inventory, employee compensation, depreciation, amortization, and other significant components of costs and expenses; (b) an explanation of costs and expenses that are not disaggregated quantitatively; and (c) the definition and total amount of selling expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and has not yet determined its effect on the consolidated financial statements.

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

Segment Reporting

The Company reports segment information based on the management approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. Beginning in the third quarter of 2025, the Company changed its presentation of segment operating results to reflect an incremental segment to our business – Development Services – which did not exist prior to the third quarter of 2025. The change in segments did not result in any changes to the composition, product lines, our prior period amounts disclosed in our previously existing segments. See Note 15, Segment Information, for further information. The Company’s reportable segments consist of Diagnostics, Therapeutic Devices, and Development Services.

Cash and Cash Equivalents

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company's cash balances exceeded federally insured limits by approximately $880 and $1,376.

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

Trade Receivables and Allowance for Credit Losses

Trade receivables are recorded net of an allowance for credit losses and have payment terms of 30-90 days. Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries, and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. As of September 30, 2025,  December 31, 2024, and December 31, 2023, trade receivables were $3,283, $2,794, and $1,300, respectively, net of allowance for doubtful accounts of $139, $371, and $103, respectively. While we believe that our allowance for credit losses is adequate and represents our best estimate as of September 30, 2025, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to these estimates.

Inventories

Inventories are stated at the lower of cost or net realizable value. The Company utilizes the specific identification and First in, First out (“FIFO”) method to track inventory costs. The Company records reserves, when necessary, to reduce the carrying value of inventory to its net realizable value. Management considers forecast demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

Disaggregated revenue for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,
	Diagnostics		Therapeutic Devices		Development Services		Consolidated
	2025	2024	2025	2024	2025	2024	2025	2024
Capital	$188	$168	$2,007	$2,073	$-	$-	$2,195	$2,241
Consumables	574	339	4,628	4,370	179	-	5,381	4,709
Engineering	-	-	-	-	483	-	483	-
Other	-	-	36	47	-	-	36	47
Total revenue	$762	$507	$6,671	$6,490	$662	$-	$8,095	$6,997

	Nine Months Ended September 30,
	Diagnostics		Therapeutic Devices		Development Services		Consolidated
	2025	2024	2025	2024	2025	2024	2025	2024
Capital	$572	$743	$5,232	$5,452	$-	$-	$5,804	$6,195
Consumables	1,530	927	13,461	12,153	179	-	15,170	13,080
Engineering	-	-	-	-	483	-	483	-
Other	-	-	102	115	-	-	102	115
Total revenue	$2,102	$1,670	$18,795	$17,720	$662	$-	$21,559	$19,390

Cost of Revenue

Cost of goods sold consists of overhead, materials, labor, shipping costs, and a portion of depreciation incurred internally to produce and receive the products or to provide services. Shipping and handling costs incurred by the Company are included in cost of revenue.

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

5. Investment Securities

The following represents the Company’s investment securities as of September 30, 2025 and December 31, 2024:

Balance at September 30, 2025	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$3,679	$37	$(1)	$3,715
Corporate notes / bonds	29,179	120	7	29,306
Money market funds	4,127	—	—	4,127
U.S. govt. agencies	8,182	71	9	8,262
U.S. treasuries	6,513	73	(2)	6,584
Total investment securities	$51,680	$301	$13	$51,994

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

Balance at December 31, 2024	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$10,130	$254	$3	$10,387
Corporate notes / bonds	45,336	483	7	45,826
Money market funds	2,766	—	—	2,766
U.S. govt. agencies	1,441	31	(2)	1,470
U.S. treasuries	6,609	41	(1)	6,649
Total investment securities	$66,282	$809	$7	$67,098

Accretion / (amortization) refers to the discounts and premiums incurred on bonds and notes purchased and are included within Interest income on the consolidated statements of operations and comprehensive loss.

Accrued interest receivable related to the above investment securities amounted to $334 and $504 as of September 30, 2025 and December 31, 2024, respectively, and is included in Other receivables on the consolidated balance sheets. The contractual maturities of investment securities as of September 30, 2025, are as follows:

	Acquisition Cost	Estimated Fair Value
Original maturities of 90 days or less	$5,121	$5,124
Original maturities of 91-365 days	45,315	45,628
Original maturities of 366+ days	1,244	1,242
Total investment securities	$51,680	$51,994

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our investments as of September 30, 2025 and December 31, 2024:

Balance at September 30, 2025	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$—	$3,715	$—	$3,715
Corporate notes / bonds	—	29,306	—	29,306
Money market funds	4,127	—	—	4,127
U.S. govt. agencies	8,262	—	—	8,262
U.S. treasuries	6,584	—	—	6,584
Total investment securities	$18,973	$33,021	$—	$51,994

Balance at December 31, 2024	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$—	$10,387	$—	$10,387
Corporate notes / bonds	—	45,826	—	45,826
Money market funds	2,766	—	—	2,766
U.S. govt. agencies	1,470	—	—	1,470
U.S. treasuries	6,649	—	—	6,649
Total investment securities	$10,885	$56,213	$—	$67,098

The following tables shows our investments as of September 30, 2025 and December 31, 2024 and their respective balance sheet classifications:

Balance at September 30, 2025	Cash & Cash Equivalents	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$997	$2,718	$—	$3,715
Corporate notes / bonds	—	28,064	1,242	29,306
Money market funds	4,127	—	—	4,127
U.S. govt. agencies	—	8,262	—	8,262
U.S. treasuries	—	6,584	—	6,584
Total investment securities	$5,124	$45,628	$1,242	$51,994

Balance at December 31, 2024	Cash & Cash Equivalents	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$—	$10,387	$—	$10,387
Corporate notes / bonds	—	45,826	—	45,826
Money market funds	2,766	—	—	2,766
U.S. govt. agencies	—	1,470	—	1,470
U.S. treasuries	—	6,649	—	6,649
Total investment securities	$2,766	$64,332	$-	$67,098

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

Unrealized gains and losses on our investments have not been recorded into income as we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our debt securities is largely due to the rising interest rate environment driven by current market conditions that have resulted in higher credit spreads. The credit ratings associated with our debt securities are mostly unchanged, are highly rated, and the debtors continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded through September 30, 2025.

7. Inventory

	September 30, 2025			December 31, 2024
	Diagnostics	Therapeutic Devices	Consolidated	Diagnostics	Therapeutic Devices	Consolidated
Raw materials	$2,153	$2,371	$4,524	$1,997	$2,304	$4,301
Finished goods	168	398	566	265	274	539
Purchased inventory	96	342	438	46	198	244
Total inventory	2,417	3,111	5,528	2,308	2,776	5,084
Less: reserves	(6)	—	(6)	(26)	—	(26)
Inventory, net	$2,411	$3,111	$5,522	$2,282	$2,776	$5,058

8. Prepaid Expenses and Deposits

	September 30,	December 31,
	2025	2024
Deposits	$345	$508
Prepaid marketing	419	368
Prepaid insurance	559	438
Other	1,252	1,170
Total prepaid expenses and deposits	$2,575	$2,484

9. Accrued Expenses and Other Current Liabilities

	September 30,	December 31,
	2025	2024
Accrued employee compensation and benefits	$3,382	$4,438
Stock appreciation rights	618	119
Accrued taxes	838	1,003
Accrued professional services	594	535
Other	246	336
Total accrued expenses and other current liabilities	$5,678	$6,431

10. Property and Equipment

	September 30,	December 31,
	2025	2024
Machinery and equipment	$15,553	$15,947
Furniture and fixtures	169	224
Laboratory equipment	857	857
Leasehold improvements	2,817	3,088
Construction in progress	6,578	7,889
Total property and equipment	25,974	28,005
Less: accumulated depreciation	(4,593)	(3,416)
Property and equipment, net	$21,381	$24,589

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

Depreciation expense related to property and equipment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense	$506	$417	$1,536	$1,102

During the first quarter of 2025, a significant decline in the Company’s market-capitalized value following the delisting of its common shares from NYSE American constituted a triggering event requiring interim impairment testing of goodwill. In connection with this assessment, the Company reviewed its property and equipment for recoverability under ASC 360, Property, Plant, and Equipment (“ASC 360”). That review determined that certain assets within the Diagnostics segment were not fully recoverable. As a result, the Company recognized a $2.0 million impairment charge, of which $0.9 million related to machinery and equipment and $1.1 million related to construction in progress, and recorded this charge in the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025.

11. Goodwill and Intangible Assets

The following table provides a rollforward of the carrying amount of goodwill by segment:

	Diagnostics	Therapeutic Devices	Development Services	Total
Balance at December 31, 2024	$—	$45,556	$—	$45,556
Impairment	—	(45,556)	—	(45,556)
Balance at September 30, 2025	$—	$—	$—	$—

During the first quarter of 2025, the Company determined that a triggering event had occurred that required interim goodwill impairment analysis in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), due to a significant decline in its market capitalization, driven by a substantial decrease in its stock price following the delisting of its common shares from NYSE American. The Company concluded that the fair values of certain reporting units were below their carrying values. The difference between the reporting units’ carrying values and fair values was recognized as impairment charges. The Company recognized $45.6 million of non-cash impairment charges related to goodwill, which represented full impairments of goodwill in the PulseVet and Assisi reporting units within the Therapeutic Devices segment. As a result, no goodwill remains on the Company’s consolidated balance sheets as of September 30, 2025.

During the first quarter of 2025, the Company also evaluated its amortizable intangible assets for recoverability under ASC 360. It was determined that the carrying values of certain intangible assets exceeded their fair values. The decline in fair value was related to the same facts and circumstances as those noted above as part of our interim goodwill impairment analysis. The Company recognized $8.3 million in non-cash impairment charges related to these amortizable intangible assets within the Diagnostics segment during the nine months ended September 30, 2025, which consisted primarily of $7.1 million related to technology assets and $0.8 million related to customer relationships. All impairment charges are reported under Impairment expense in the consolidated statements of operations and comprehensive loss.

During the second quarter of 2024, the Company determined that a triggering event had occurred requiring interim goodwill impairment testing due to slowed sales growth projections and allocation of operating expenses. The Company concluded that the carrying values of certain reporting units exceeded their fair values. The difference between the reporting units’ carrying values and fair values was recognized as impairment charges. The Company recognized $16.0 million of non-cash goodwill impairment charges, which fully impaired goodwill in two Diagnostics reporting units and partially impaired goodwill in one Therapeutic Devices reporting unit during the nine months ended September 30, 2024. As part of that analysis, the Company also evaluated its amortizable intangible assets under ASC 360 and concluded their fair values continued to exceed carrying amounts. As a result, no impairment charges related to these amortizable intangible assets were recorded for the three and nine months ended September 30, 2024.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

The following table summarizes our intangible assets, net of accumulated amortization:

	September 30,	December 31,
	2025	2024
Computer software	$3,167	$3,454
Customer relationships	26,087	26,850
Licenses	9,542	9,542
Technology	17,990	25,050
Tradenames	2,787	2,850
Trademarks	16	16
Website	1,433	1,364
Intangibles under construction	166	—
Total intangibles	61,188	69,126
Less: accumulated amortization	(21,087)	(16,588)
Intangibles, net	$40,101	$52,538

Included within intangibles are $563 in licenses associated with future exclusivity to sell products should we determine that they have both market viability and are a complementary fit within our suite of offerings. As these relationships are still in the exploratory phase with no revenue stream to match expenses against nor a guarantee that this exclusivity will ever be used, we are considering these to be indefinite lived as of September 30, 2025. This, along with our intangible assets under construction, accounts for the difference between the net intangibles as found within our consolidated balance sheets and the amortization table below. We will continue to assess the commercialization status and relationship with these companies on a quarterly basis and will adjust our amortization schedules accordingly.

The estimated future amortization of intangible assets is as follows:

2025	$1,393
2026	5,188
2027	5,009
2028	4,758
2029	4,639
Thereafter	18,385
Total	$39,372

Amortization expense associated with intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization expense	$1,394	$1,611	$4,499	$4,834

12. Stock-Based Compensation

Stock Options

The Zomedica Amended and Restated Stock Option Plan (the “Plan”) was amended and restated on June 15, 2022, and provides incentives through the grant of stock options which may be granted to the directors, officers, employees of the Company, and consultants. The Plan is administered by the Board of Directors of the Company, and the aggregate number of shares reserved for issuance under the Plan shall not, at the time of the stock option grant, exceed ten percent of the total number of issued and outstanding shares (calculated on a non-diluted basis). If any stock options granted under this Plan shall expire or terminate for any reason without having been exercised in full, they shall be available for the purposes of granting new stock options under this Plan.

During the nine months ended September 30, 2025 and 2024, the Company issued 16,050,000 and 4,325,000 stock options to purchase an aggregate of 16,050,000 and 4,325,000 common shares, respectively. These options vest over a period of four years and have an expiration period of 10 years.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

The continuity of stock options for the nine months ended September 30, 2025 and 2024 are as follows:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2024	89,051,943	$0.3232
Stock options granted	16,050,000	0.0798
Stock options forfeited	6,828,750	0.1567
Vested stock options expired	5,120,557	0.3080
Balance at September 30, 2025	93,152,636	$0.2943
Vested at September 30, 2025	56,687,773	$0.3623

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2023	93,349,943	$0.3338
Stock options granted	4,325,000	0.1450
Stock options forfeited	9,457,500	0.2102
Vested stock options expired	1,355,500	0.4861
Balance at September 30, 2024	86,861,943	$0.3355
Vested at September 30, 2024	47,347,774	$0.3520

The Company recorded the following stock-based compensation expense associated with outstanding stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense	$436	$473	$1,247	$2,433

As of September 30, 2025, the total unrecognized compensation cost related to nonvested awards was $1,199, which is expected to be recognized over a weighted-average period of 2.5 years.

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

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

The continuity of SARs for the nine months ended September 30, 2025 is as follows:

	Number of SARs	Weighted-Average Exercise Price
Balance at December 31, 2024	13,521,379	$0.13
Balance at September 30, 2025	13,521,379	$0.13
Exercisable at September 30, 2025	—
Vested at September 30, 2025	—

As of September 30, 2025, unrecognized stock-based compensation expense related to non-employee director SARs was $88 and is expected to be recognized over a weighted-average period of approximately 0.1 years. During the three and nine months ended September 30, 2025, the Company recognized a compensation expense of $431 and $498, respectively, related to SARs. The carrying amount of the SAR liability, measured at fair value, was $618 as of September 30, 2025, and $119 as of December 31, 2024, and is presented within Accrued expenses and other current liabilities on the consolidated balance sheets.

13. Income Taxes

The Company is in an overall domestic net deferred tax liability position for the nine months ended September 30, 2025. Management has assessed that the future taxable income resulting from the deferred tax liability position will result in partial utilization of the Company's US federal and state net operating loss carryforwards and has therefore concluded a valuation allowance of $24,444 is currently necessary. Due to the uncertainty of realizing any tax benefits as of September 30, 2025 due to historical losses, a full valuation allowance remains necessary to fully offset our Canadian deferred tax assets.

On July 4, 2025, the Unites States enacted tax reform legislation through the One Big Beautiful Bill Act, which changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act and easing the interest expense limitation rules of Section 163(j), among other changes. The changes in tax law are reflected in the third quarter 2025 provision; the law had an immaterial impact on the Company’s income tax provision.

14. Commitments and Contingencies

From time to time, the Company may be exposed to claims and legal actions in the normal course of business. As of September 30, 2025, and continuing as of November 4, 2025, the Company is not aware of any pending or threatened material litigation claims against the Company.

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

As of September 30, 2025, the Company has made $1,611 in cash payments for milestones achieved under this agreement and holds a 19.50% equity stake in Brisby Inc. The remaining cash payments, totaling $1,889, are due upon the achievement of future development milestones and the first commercial sales of the Smart Pet Pad and the Intelligent Pet Bed.

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

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

15. Segment Information

Beginning in the third quarter of 2025, the Company changed our presentation of segment operating results to reflect an incremental reportable segment to our business – Development Services – which did not exist prior to the third quarter of 2025. This new reportable segment reflects a new operating segment that commenced in the third quarter of 2025, which is distinct from our other operating segments and does not meet the aggregation criteria contained within ASC 280 in order to be aggregated with either our Diagnostics or Therapeutis Devices reportable segments. Given the new operating segment is incremental to the Company starting in third quarter of 2025, there were no changes to composition of the operating segments contained within our Diagnostics or Therapeutic Devices reportable segments, and therefore prior period amounts did not need to be recast to reflect this change.

The Company’s operations are comprised of three reportable segments:

●	Diagnostics, which consists of TRUFORMA®, VETGuardian®, and TRUVIEW® products;

●	Therapeutic Devices, which consists of Assisi®, PulseVet®, and VETIGEL® products; and

●	Developmental Services, which consists of contract manufacturing and engineering services.

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

Although our reportable segments provide similar products, each one is managed separately to better align with the Company’s customers and distribution / development partners. The CODM determines resource allocation for, and monitors performance of, the consolidated enterprise, which includes the Diagnostics, Therapeutic Devices and Development Services segments. The CODM relies on internal segment reporting that analyzes results on certain key performance indicators, namely, revenues, cost of goods sold, and gross profit. Cost of goods sold is the only significant expense evaluated at the segment level, as it is critical for assessing gross profit and segment performance. Costs below gross profit, such as operating expenses, are not allocated to the segments, nor are asset groupings, except for the purpose of periodic impairment analysis.

The following is a reconciliation of consolidated revenue, cost of revenue, and gross profit amongst our reportable segments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	Diagnostics		Therapeutic Devices		Development Services		Consolidated
	2025	2024	2025	2024	2025	2024	2025	2024
Net revenue	$762	$507	$6,671	$6,490	$662	$-	$8,095	$6,997
Cost of revenue	616	396	1,793	1,541	250	-	2,659	1,937
Gross profit	$146	$111	$4,878	$4,949	$412	$-	$5,436	$5,060

	Nine Months Ended September 30,
	Diagnostics		Therapeutic Devices		Development Services		Consolidated
	2025	2024	2025	2024	2025	2024	2025	2024
Net revenue	$2,102	$1,670	$18,795	$17,720	$662	$-	$21,559	$19,390
Cost of revenue	1,762	1,441	5,038	4,410	250	-	7,050	5,851
Gross profit	$340	$229	$13,757	$13,310	$412	$-	$14,509	$13,539

For the three months ended September 30, 2025, revenue from external customers in the U.S. was $6,728 and from customers in foreign countries was $1,367, compared to $5,821 and $1,176, respectively, for the same period in 2024. For the nine months ended September 30, 2025, revenue from external customers in the U.S. was $17,342 and from customers in foreign countries was $4,217, compared to $15,881 and $3,509, respectively, for the same period in 2024.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

16. Loss Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net loss for the period	$(6,121)	$(6,697)	$(77,328)	$(39,788)

Denominator
Weighted-average shares - basic	979,949,668	979,949,668	979,949,668	979,949,668

Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.08)	$(0.04)

As of September 30, 2025 and 2024, the Company had stock options outstanding of 93,152,636 and 86,861,943, respectively, and warrants outstanding of 32,000,000 and 32,561,418, respectively. These securities could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive.

17. Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2025 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

(All amounts are expressed in thousands unless otherwise indicated)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto for the quarter ended September 30, 2025. This report contains forward-looking statements or forward-looking information (collectively, “forward-looking statements”) made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as the safe harbor provisions of applicable Canadian securities legislation, that are based on management’s beliefs and assumptions and involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.

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

Components of Revenue and Costs and Expenses

Revenue

Our revenue consisted of consumables sold in the U.S. and internationally associated with our Assisi® products; capital and consumables sold in the U.S and internationally associated with our PulseVet® platform; consumables sold in the U.S associated with our TRUFORMA® platform; subscriptions and services sold in the U.S. associated with our TRUVIEW® products; capital and service agreements sold in the U.S. and internationally associated with our VETGuardian® products; consumables sold in the U.S. and internationally associated with our VETIGEL® products; and contract manufacturing and engineering services and consumables sold in the U.S.

Cost of Revenue

Cost of revenue consisted primarily of the cost of raw materials, labor and overhead used in the assembly of: PulseVet® capital and consumables; TRUFORMA® capital and consumables; Assisi consumables; TRUVIEW® capital and consumables; VETGuardian® capital and services; VETIGEL® consumables sourced under our supply arrangement with Cresilon, Inc.; and labor cost associated with contract manufacturing and engineering services. We expense all inventory obsolescence provisions related to normal manufacturing changes as cost of revenue.

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

Research and Development Expenses

Research and development expenses consist of salaries and related expenses for R&D personnel, fees paid to consultants and outside service providers, travel costs, and materials used in clinical trials and general research and development. These costs are primarily focused on leveraging our acquisition of Qorvo Biotechnologies, LLC into new assay development for our TRUFORMA® platform, expanding capabilities and usability within existing products, and exploring new market opportunities.

Selling and Marketing Expenses

Selling and marketing expenses consist of personnel costs, including salaries and related benefits, as well as costs associated with sales and marketing activities including conference and tradeshow attendance, sponsorships, and general advertising and promotional activities.

Canadian Taxes

In Canada, due to the uncertainty of realizing any tax benefits as of September 30, 2025, we continue to record a full valuation allowance against our Canadian deferred tax assets.

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

During the first quarter of 2025, the Company determined that a triggering event occurred, which required interim testing for impairment in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The triggering event was related to the Company’s market capitalized value, which is a function of its stock price, which had reduced significantly subsequent to the delisting of the Company’s common shares from NYSE American during the three months ended March 31, 2025. We elected to perform a quantitative analysis as part of our interim goodwill impairment test. Our analysis of the PulseVet reporting unit indicated that its carrying amount, including goodwill, exceeded its fair value by approximately 163%. Our analysis of the Assisi reporting unit indicated that its carrying amount, including goodwill, exceeded its fair value by approximately 128%. As part of the Company’s quantitative analysis, we updated our implied fair value calculations to more closely align with our reduced market capitalization as of March 31, 2025. As a result, a non-cash goodwill impairment charge of $45,555 was recorded for the three months ended March 31, 2025. Given that no goodwill remained on our consolidated balance sheets after March 31, 2025, there were no further impairment considerations for the three months ended September 30, 2025.

In connection with our interim impairment analysis during the first quarter of 2025, the Company also evaluated its amortizable intangible assets for recoverability in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). It was determined that the carrying values of certain intangible assets exceeded their fair values, which were impacted by the same factors noted in the goodwill impairment analysis. As a result, the Company recognized $8,297 in non-cash impairment charges related to these amortizable intangible assets. During the three months ended September 30, 2025, no impairment indicators were identified, which would require a recoverability assessment of intangible assets under ASC 360. Therefore, no impairment charges were recorded for the third quarter of 2025.

Additionally, as part of the interim impairment analysis the Company evaluated its property and equipment for recoverability under ASC 360. Based on this assessment, it was determined that certain property and equipment assets were not fully recoverable due to the same triggering event described above. As a result, the Company recognized a non-cash impairment charge of $1,981 related to property and equipment during the three months ended March 31, 2025. During the three months ended September 30, 2025, no impairment indicators were identified requiring a recoverability assessment of property and equipment under ASC 360. Accordingly, no impairment charges were recorded for the third quarter of 2025.

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

As of September 30, 2025, the carrying value of our Diagnostic instruments was $9,817. Significant assumptions included in the realization model are the rate of placement and expected utilization over the life of the instrument. A 25% reduction in the estimated revenues associated with annual placements of instruments would increase the payback period from 4.08 years to 5.53 years as of September 30, 2025.

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

Results of Consolidated Operations

Our results of operations for the three and nine months ended September 30, 2025 and 2024 are as follows:

Revenue

Revenue for the three months ended September 30, 2025 was $8,095, compared to $6,997 for the three months ended September 30, 2024, an increase of $1,098, or 16%. Revenue for the nine months ended September 30, 2025 was $21,559, compared to $19,390 for the nine months ended September 30, an increase of $2,169, or 11%.

The increase in revenue for the three months ended September 30, 2025, was primarily due to contract manufacturing and engineering revenue recognized during the current period; growth in TRUFORMA® products, including the impact of launching new assays since the end of the comparative period; growth in consumables sales in our existing PulseVet® products; sales from VETIGEL® which the Company began to market and sell in the current period; and growth in our existing Assisi® products. The increase in sales for the nine months ended September 30, 2025, was primarily due to growth in consumables sales in our existing PulseVet® products; contract manufacturing and engineering revenue recognized during the current period; growth in TRUFORMA® products, including the impact of launching new assays since the end of the comparative period; sales from VETIGEL® which the Company began to market and sell in the current period; and growth in our existing Assisi® products. In general, we expect revenue to increase in subsequent periods as we increase our sales, marketing, and commercialization efforts.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2025 was $2,659, compared to $1,937 for the three months ended September 30, 2024, an increase of $722, or 37%. Cost of revenue for the nine months ended September 30, 2025 was $7,050, compared to $5,851 for the nine months ended September 20, 2025, an increase of $1,199, or 20%.

The increase in cost of revenue for the three months ended September 30, 2025, was primarily driven by increased manufacturing expense resulting from higher unit sales as well as higher depreciation expense associated with capital projects completed in the second half of 2024. The increase in cost of revenue for the nine months ended September 30, 2025, was driven primarily by increased manufacturing expense resulting from higher unit sales as well as higher depreciation expense associated with capital projects completed in the second half of 2024, partially offset by prior period manufacturing costs related to integration of our Minnesota manufacturing facility, which did not recur in the current period. We anticipate that costs of revenue will continue to increase in subsequent periods in accordance with increased unit sales as described above.

Gross Profit

Gross profit margin for the three months ended September 30, 2025 was 67%, compared to 72% for the three months ended September 30, 2024. Gross profit margin for the nine months ended September 30, 2025 was 67%, compared to 70% for the nine months ended September 30, 2024.

The decrease in gross profit margin percentage for the three months ended September 30, 2025, was primarily due to higher depreciation expense associated with capital projects completed in the second half of 2024 and the impact of the change in product mix associated with our unit sales. The decrease in gross profit margin percentage for the nine months ended September 30, 2025, was primarily due to higher depreciation expense associated with capital projects completed in the second half of 2024, partially offset by improvements associated with the integration of our Minnesota manufacturing facility, as well as the further absorption of fixed costs driven by increased unit sales.

General and Administrative

General and administrative expense for the three months ended September 30, 2025 was $5,900, compared to $6,765 for the three months ended September 30, 2024, a decrease of $865, or 13%. General and administrative expense for the nine months ended September 30, 2025 was $18,324, compared to $23,366 for the nine months ended September 30, 2024, a decrease of $5,042, or 22%.

The decrease in general and administrative expense for the three months ended September 30, 2025, was primarily driven by decreased professional fees for specialized accounting and development work associated with acquisitions in the prior comparative period which did not recur, lower wages and related benefits, and lower amortization expense. These decreases were partially offset by higher stock-based compensation expense. The decrease in general and administrative expense for the nine months ended September 30, 2025 was primarily driven by professional fees for specialized accounting and development work associated with acquisitions in the prior comparative period which did not recur, one-time special meeting and proxy fees incurred in the prior comparative period, lower stock-based compensation expense, lower wages and related benefits, and lower amortization expense. While we expect future general and administrative expense to increase, we expect it to decrease proportionally relative to sales and related product expansion.

Research and Development

Research and development expense for the three months ended September 30, 2025 was $1,784, compared to $1,845 for the three months ended September 30, 2024, a decrease of $61, or 3%. Research and development expense for the nine months ended September 30, 2025 was $5,523, compared to $5,122 for the nine months ended September 30, 2024, an increase of $401, or 8%.

The decrease in research and development expense for the three months ended September 30, 2025, was primarily driven by a decrease in lab supplies expense. The increase in research and development expense for the nine months ended September 30, 2025, was primarily driven by the continued buildup of internal capabilities to develop, test, and manufacture our next generation of therapeutic and diagnostic products. This included increases in external consulting and contract manufacturing fees, as well as lab supplies expense. We anticipate that research and development expense will continue to increase as we maintain and enhance our current product lines and develop new products.

Selling and Marketing

Selling and marketing expense for the three months ended September 30, 2025 was $4,358, compared to $3,890 for the three months ended September 30, 2024, an increase of $468, or 12%. Selling and marketing expense for the nine months ended September 30, 2025 was $14,018, compared to $11,920, an increase of $2,098, or 18%.

The increase in selling and marketing expenses for the three months ended September 30, 2025 was primarily driven by higher commissions associated with increased revenue. The increase in selling and marketing expenses for the nine months ended September 30, 2025 was primarily driven by higher commissions associated with increased revenue and higher salaries associated with the increased headcount of our sales departement as we built our staff through hiring campaigns. We expect future selling and marketing expense to increase in line with product expansion and growth in our commercialization efforts.

Impairment Expense

There was no impairment expense recorded for the three months ended September 30, 2025 or September 30, 2024. Impairment expense for the nine months ended September 30, 2025 was $55,833, compared to $16,024 for the nine months ended September 30, 2024.

The impairment expense for the nine months ended September 30, 2025 was due to impairment charges recognized as a result of a significant decline in the Company’s market capitalization following the delisting of its common shares from NYSE American. The impairment charges consisted of $45,555 related to goodwill, $8,297 related to amortizable intangible assets, and $1,981 related to property and equipment. The impairment charge for the nine months ended September 30, 2024 was attributable to goodwill impairment recognized as a result of slowed future growth projections and the allocation of operating expenses.

Net Loss

Net loss for the three months ended September 30, 2025 was $6,121 compared to a net loss of $6,697 for the three months ended September 30, 2024, a decrease of $576, or 9%. Net loss for the nine months ended September 30, 2025 was $77,328, compared to $39,788 for the nine months ended September 30, 2024, an increase of $37,540, or 94%.

The change in net loss for both comparative periods was attributed to the matters described above, particularly the significant impairment expense. We expect to continue to record net losses in future periods until such time as we have sufficient revenue from product sales to offset our operating expenses.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	Nine Months Ended September 30,
	2025	2024	Change
Cash used in operating activities	$(16,750)	$(19,105)	$2,355	(12)%
Cash provided by investing activities	17,126	15,938	1,188	7%
Cash used in financing activities	—	(70)	70	n/a
Increase (decrease) in cash and cash equivalents	376	(3,237)	3,613	112%
Effect of exchange rate changes on cash	99	32	67	209%
Cash and cash equivalents, beginning of period	7,021	12,952	(5,931)	(46)%
Cash and cash equivalents, end of period	$7,496	$9,747	$(2,251)	(23)%

Net cash used in operating activities for the nine months ended September 30, 2025 was $16,750 compared to $19,105 for the nine months ended September 30, 2024, a decrease in cash used of $2,355, or 12%. The decrease in cash used in operating activities primarily resulted from the decrease in operating expenses noted above, excluding the impact of non-cash charges, including stock-based compensation and impairment expense.

Net cash provided by investing activities for the nine months ended September 30, 2025 was $17,126 compared to $15,938 for the nine months ended September 30, 2024, an increase in cash provided of $1,188, or 7%. The increase in cash provided by investing activities primarily resulted from decreased capital expenditures and decreased investment in nonconsolidated entities as compared to the prior comparative period, partially offset by lower securities matured in the current period. The prior period capital expenditures amount was driven largely by warehouse expansion and automated line spend, which did not recur in the current period.

There was no net cash used in financing activities for the nine months ended September 30, 2025, compared to $70 for the nine months ended September 30, 2024. The prior period amount was attributable to stock option issuance costs paid during the third quarter of 2024, which did not recur.

Liquidity, Capital Resources, and Financial Condition

We have incurred losses and negative cash flows from operations since our inception in May 2015. As of September 30, 2025, we had an accumulated deficit of $295,243. We continue to fund our working capital requirements primarily through revenue generating activity and proceeds generated from our past sales of our equity and equity-related securities and the exercise of stock options and warrants.

As of September 30, 2025, the Company had working capital (defined as current assets minus current liabilities) of $56,261.

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

U.S. Taxes

As of September 30, 2025, we had deferred tax assets for net operating loss carryforwards for U.S. federal income tax purposes of $20,005 and non-capital loss carryforwards for Canada of $6,419, which will begin to expire in fiscal year 2035. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. In 2021, we concluded that, due to the limitations under Section 382, our U.S. federal income tax net operating loss carryforwards, as well as R&D credit carryforwards, for the periods prior to February 11, 2021 have been limited to zero. We therefore have derecognized $3,814 of this asset, reducing the carryforward of these amounts to $16,191.

On July 4, 2025, the Unites States enacted tax reform legislation through the One Big Beautiful Bill Act, which changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act and easing the interest expense limitation rules of Section 163(j), among other changes. The changes in tax law are reflected in the third quarter 2025 provision; the law had an immaterial impact on the Company’s income tax provision.

Climate Change

Increased public awareness and concern about climate change will likely continue to (1) generate more regional and/or national requirements to reduce greenhouse gas emissions; (2) increase energy efficiency and reduce carbon pollution; and (3) cause a shift to cleaner and more sustainable sources of energy which may be more expensive than using fossil fuels as an energy source.

The potential impact of climate change on our operations and the needs of our customers remains uncertain. Scientists have proposed that the impacts of climate change could include changes in rainfall patterns, water shortages, changes to the water levels of lakes and other bodies of water, changing storm patterns, more intense storms and changing temperature levels. These changes could be severe and vary by geographic location. Climate change may also affect the occurrence of certain natural events, the incidence and severity of which are inherently unpredictable

The effects of climate change also may impact our decisions to construct new buildings or maintain existing facilities in any areas that are or become prone to physical risks, which could similarly increase our operating costs. We could also face indirect financial risks passed through the supply chain that could result in higher prices for resources, such as energy. Additionally, climate change may adversely impact the demand, price and availability of property and casualty insurance that insures our physical assets. Due to significant economic variability associated with future changing climate conditions, we are unable to predict the impact climate change will have on us in the future.

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

Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2025 there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

EXHIBIT INDEX

Exhibit No.	Description

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Vice President of Finance and Corporate Controller, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Vice President of Finance and Corporate Controller, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL (1).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

+	Indicates management contract or compensatory plan.
*	Furnished herewith
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2025.

Zomedica Corp.

By:	/s/ Larry Heaton
Name:	Larry Heaton
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Zuehlke
Name:	Michael Zuehlke
Title:	Vice President of Finance and Corporate Controller
(Principal Financial and Accounting Officer)