Form 10-K
period 2025-12-31
Zomedica Corp.
filed 2026-03-16
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $38.3 million based on the last reported sale price of the common shares on the OTCQB on June 30, 2025.

The number of the registrant’s common shares outstanding as of March 16, 2026, was 979,949,668.

Documents incorporated by reference

Portions of the registrant’s proxy statement for the 2026 annual meeting of shareholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2025 are incorporated by reference in Part III of this Form 10-K.

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

PART I

Item 1. Business

BUSINESS

The Company

Zomedica Corp. (“Zomedica” or the “Company”) was incorporated on January 7, 2013 under the Business Corporations Act (Alberta) as Wise Oakwood Ventures Inc. (“WOW”) and was classified as a capital pool company, as defined in Policy 2.4 of the TSX Venture Exchange. ZoMedica Pharmaceuticals Inc. (“ZoMedica”) was incorporated on May 14, 2015, under the Canada Business Corporations Act.

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

Overview

We are an animal health company creating and marketing products for companion animals, including dogs, cats and horses, by focusing on the unmet needs of clinical veterinarians. Our mission is to enrich the lives of the animals we love and the veterinarians that care for them by providing products and technologies that improve patient care and enhance the economic health of veterinary practices. While prioritizing animal health, we also strategically leverage our existing manufacturing and engineering capabilities to provide development services beyond animal health. Our product portfolio includes innovative diagnostics and therapeutic medical devices that emphasize patient health and enhancing practice economics.

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

We have grown primarily through acquisitions of companies and products designed to build revenue streams, infrastructure, manufacturing, research, development, and commercial capabilities. Through these acquisitions and our internal efforts, we have:

-	expanded our product portfolio to include new product platforms and new product offerings in existing product platforms;
-	acquired a significant patent portfolio;
-	acquired and expanded robust marketing and social media programs;
-	developed the commercial team to include field sales, inside sales, and professional services veterinarians;
-	acquired and expanded relationships with domestic animal health distributors and online retailers;
-	acquired and expanded a robust set of international subsidiary and distribution channels;
-	expanded manufacturing and distribution capability and capacity at our Global Manufacturing & Distribution Center, South, in Roswell, Georgia;
-	acquired a research and development, manufacturing and distribution center, North, in Plymouth, Minnesota to expand availability of assays and to lower our cost of goods sold for our TRUFORMA® line of diagnostic instruments;
-	achieved ISO 13485 certification for our manufacturing and distribution operations in Roswell, Georgia and Plymouth, Minnesota
-	launched a total of 18 assays for our TRUFORMA product platform, including the first assays for equine diagnostics;
-	launched the VETGuardian PLUSTM Zero TouchTM vital signs remote monitoring system;
-	launched the TRUVIEW® digital microscopy platform;
-	launched VETIGEL®, a fast-acting hemostatic gel licensed from Cresilon, Inc., designed to stop bleeding in seconds without applied pressure; and
-	grown revenue from $0 in 2020 to $4.1 million in 2021, $18.9 million in 2022, $25.2 million in 2023, $27.3 million in 2024, and $32.0 million in 2025.

Our intent is to leverage this infrastructure and commercial capability to continue to grow our existing products, launch new products complementary to our existing products, acquire new products to market to veterinarians and pet parents through their preferred method of purchasing, and capitalize on opportunities to leverage our internal capabilities to provide development services to provide a straightforward pathway to profitability for the Company as expeditiously as possible.

We are currently commercializing six product lines, consisting of diagnostic and therapeutic devices, that meet our objectives of improving the quality of care for the pet and the satisfaction of the pet parent, as well as the workflow, cashflow and profitability of the veterinarian’s practice.

Diagnostic Products:

-	Our TRUFORMA Bulk Acoustic Wave (BAW) point of care diagnostic platform is marketed with full diagnostic panels that include the only assays of these types available at the point of care to test for feline optimized TSH, canine endogenous ACTH, canine Free T4, and the Company’s first multiplex cartridge which combines assays for canine and feline cobalamin and folate; along with assays for equine endogenous ACTH, canine NT-proBNP, canine progesterone, equine insulin, equine cortisol, canine TSH, canine cortisol, canine pancreatic lipase, canine and feline total T4, and equine progesterone. In 2024, we launched assays for equine cortisol, equine insulin, canine NT-proBNP, and canine progesterone. In 2025, we launched assays for equine enhanced endogenous ACTH, enhanced equine insulin, equine progesterone, and feline cobalamin and folate. We are continuing to invest in the development of additional assays which we believe will increase the utility of the TRUFORMA platform for our customers over time.

-	The TRUVIEW digital cytology platform, launched in mid-year 2023, offers best in class image quality and remains the only system available that offers automated slide preparation within the instrument. Unlike other microscopes in the field, the TRUVIEW platform not only smears and stains blood, but also stains all other cell harvests, eliminating human error in the slide preparation process. The TRUVIEW system saves veterinarian staff time, while improving the quality of the prepared slide. In addition to providing images for veterinarian review at the point of care, the system also offers remotely performed interpretation within two hours of request by the Company’s staff of board-certified pathologists.

-	The VETGuardian® Zero Touch vital signs remote monitoring system, launched in January 2023 in collaboration with SMP, enables contact-free, continuous monitoring of pets' vital signs, including temperature, pulse, and respiration ("TPR”) without harnesses or wired leads on the pet, allowing pet patients to rest comfortably during recovery at veterinary facilities. Veterinarians receive real-time notifications should the vital signs fall outside their customizable range, and they can remotely observe patient data from anywhere via a smart device. In December 2025, we launched VETGuardian PLUS, the next generation of our Zero Touch vital signs remote monitoring system, which improves ease of use, workflow efficiency and access to patient data.

Therapeutic Device Products:

-	Our PulseVet® electrohydraulic shockwave therapy platform, acquired in October of 2021, utilizes sound waves to treat a variety of musculoskeletal conditions in horses and small animals, including tendon and ligament injuries, difficult to heal wounds and bones, osteoarthritis, and more. Historically, this treatment has been used primarily to treat horses, but since the introduction of the X-trode® handpiece enabling it to be used with small animals without the need for sedation, it is now being marketed to small animal veterinarians. Preliminary research for utilizing shock wave therapy for pulmonary indications such as exercise induced pulmonary hemorrhage (EIPH) and asthma in horses has shown promising results and will continue to be evaluated.

-	Our Assisi Loop® line of products, acquired in July of 2022, including the Assisi Loop®, Assisi Loop Lounge®, Assisi EquiLoop™, and DentaLoop® devices, treat pain and inflammation through the delivery of targeted pulsed electromagnetic field focused energy (tPEMF™). Our Assisi Calmer Canine® devices utilize tPEMF to treat separation anxiety in dogs. These products are marketed through traditional animal health distributors, online animal product retailers, animal health retail outlets and online directly from the Company.

-	VETIGEL® hemostatic gel, launched in January 2025 under license from Cresilon, Inc., is a fast-working hemostatic gel that can stop bleeding in seconds without the need for applied pressure. VETIGEL® can be used on a variety of procedures.

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

We are currently marketing our diagnostic instrument and related assays for:

-	TSH - canine and feline, the only feline optimized TSH assay available
-	Total T4 - canine and feline
-	Free T4 - canine, the only Free T4 assay available at the point of care
-	eACTH – canine and equine, the only canine endogenous ACTH available at the point of care
-	Cortisol (Quantitative) – canine and equine, quantitative cortisol assay available at the point of care
-	cPL (Quantitative) – canine pancreatic lipase for the diagnosis and monitoring of canine pancreatic dysfunction
-	Cobalamin and folate (multiplex) – canine and feline assays for detection of non-infectious GI Disease
-	Insulin – equine, quantitative insulin available at the point of care
-	NT-proBNP – canine, quantitative NT-proBNP available at the point of care
-	Progesterone – canine and equine, quantitative progesterone available at the point of care

Through the acquisition of QBT on October 4, 2023, Zomedica acquired all rights to the TRUFORMA product line for both human and animal applications. As part of this transaction, we acquired research and development, manufacturing and distribution facilities and manufacturing equipment, employees, know-how, and inventory of both finished goods and component parts. Following this acquisition, we have full control of development and manufacturing for the TRUFORMA platform. We intend to build a robust development pipeline of assays over the next several years to expand the TRUFORMA menu of diagnostic offerings for small animal and equine veterinarians in the years ahead. Our goal is to build a steady stream of new assays that will establish a consistent cadence of launches to build the menu of assays for the TRUFORMA instrument.

TRUVIEW® Digital Microscopy Platform

As part of our acquisition of the assets of Revo Squared LLC in June of 2022, we acquired rights to the MicroView® digital microscopy platform in development which we developed further and rebranded as the TRUVIEW system. This technology features a cutting-edge liquid lens imaging platform to provide best in class microscopic images, while incorporating proprietary automated slide preparation technology, which we believe will both reduce staff time needed to prepare slides and also significantly reduce the number of slides that fail to provide a diagnostic image due to suboptimal manual slide preparation.

Our proprietary TRUVIEW platform, which launched in the first half of 2023, is intended to assist with a clinic’s critical slide prep needs in several ways, including:

-	freeing up the veterinary technician, who traditionally would have invested 5-10 minutes or more in preparing a slide to capture digital images for pathologic interpretation;

-	providing consistent automated preparation to help reduce errors that make an accurate diagnosis difficult; and

-	improving workflow and allowing more economic control by providing flexibility to the veterinarian in either using the TRUVIEW system and/or their myZomedica® web portal to interpret the slides themselves, or if they choose, sending the images out digitally to be read by one of the Company’s board-certified pathologists. Starting in January 2026, the TRUVIEW system is equipped with advanced artificial intelligence (AI) capabilities, which enables automated interpretation of hematology blood films. This provides enhanced flexibility and reduced costs to practices versus competitive systems, which often require all slides to be sent out to be interpreted or read by a pathologist, at significantly higher cost than if the veterinarian did their own interpretation.

The TRUVIEW platform provides the veterinarians with the flexibility to read the images themselves if they are confident in the clinical diagnosis, or to submit them to our network of board-certified pathologists for evaluation for an additional fee. Our clinical pathologists typically provide a diagnosis within two hours for slides submitted during business hours.

VETGuardian® Zero Touch VitalTM Signs Remote Monitoring Platform

As part of a distribution agreement entered in January of 2023, we acquired non-exclusive rights to distribute and commercialize the VETGuardian Zero Touch vital signs remote monitoring system. Having acquired SMP, the makers of the VETGuardian system, in September 2023, we now own all the rights to this system. This system enables contact-free, continuous monitoring of pets' vital signs, including temperature, pulse, and respiration ("TPR"). With its patented doppler technology, the VETGuardian monitor can capture vital signs in real time without harnesses or wired leads on the pet, thus allowing pet patients to rest comfortably during recovery at veterinary facilities. The system is easily set up by clinic staff and connected to the internet using a smartphone app, after which monitoring multiple VETGuardian monitors on a single screen is enabled by connecting to the VETGuardian app through the myZomedica web portal. Veterinarians receive real-time notifications should the vital signs fall outside their customizable range, and they can remotely observe patient data from anywhere via a smart device. In December 2025, we launched VETGuardian PLUSTM pet monitoring system, the next generation of our Zero Touch vital signs remote monitoring system, which improves ease of use, workflow efficiency and access to patient data.

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

The PulseVet business reflects a ‘razor/razor-blade’ model in which the consumables are required to be refurbished after expending 50,000 pulses over approximately 50-60 procedures. Customers purchase a ProPulse® generator unit as well as one or more handheld therapy delivery devices called “Trodes.” Each Trode has a defined duty cycle of 50,000 individual pulses, which will deliver approximately 50-60 therapy sessions depending on how many pulses the veterinarian prescribes for a particular treatment session. Once a Trode has reached the end of its duty cycle, the customer returns the unit to us, where it is refurbished and resold.

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

In August of 2021, Pulse Veterinary Technologies introduced the X-Trode® handpiece which eliminates the need for sedating small animal patients in most cases. We have increased our focus on selling PulseVet products to small animal customers and continued to see encouraging adoption in this market. The small animal market is significantly larger than the equine market, with approximately 12.5 times the number of small animal veterinary practices in the US compared with equine focused veterinary practices. Currently PulseVet products are used actively in approximately half of equine dedicated practices in the U.S.

In 2025, we launched our Equine Asthma Clinical Registry. This pioneering program leverages PulseVet® shock wave therapy to offer a non-invasive, drug-free treatment alternative for horses suffering from asthma. Clinicians who participate in the clinical registry contribute treatment and outcome data that build on existing evidence showing favorable responses to shock wave therapy for the treatment of asthma. This expanded dataset will further evaluate the safety and efficacy of this therapy for a new asthma indication while also increasing clinician awareness and adoption of this emerging therapeutic option.

We completed several clinical studies of shock wave therapy, including:

●	CSU study: a study designed to measure efficacy in delaying the onset and progression of osteoarthritis (“OA”) in small animals with the X-Trode handpiece. Animals are randomly divided into two groups, with and without shock wave treatment, and are being monitored for pain, functionality, and disease progression for 12 months. This study began in the third quarter of 2022, completed data collection in 2024, and data analysis was complete in 2025. No adverse events were reported during the course of the study reinforcing the safety of the intervention. While the outcomes did not reach statistical significance, the trends observed help inform future study direction and development.

●	Studies designed to measure safety and efficacy in treating pulmonary disease in horses. Historically, shock wave therapy has not been applied to the lungs. However, recent studies by independent equine veterinarians have shown that the lungs can be treated safely. Based on this early research, Zomedica is sponsoring additional studies to evaluate pulmonary indications more fully. The initial study examined the effect of shock wave therapy on exercise induced pulmonary hemorrhage (EIPH, or “Bleeders”) in horses, and has crossed into a second study focused on treating asthma in horses. These studies began in the fourth quarter of 2022 and completed in 2025 with favorable outcomes, demonstrating improvement in 76% of horses with EIPH and 77% of horses with asthma following shock wave treatment, with no adverse events reported. These encouraging results highlight the strong potential of shock wave therapy as a safe, innovative approach for advancing equine pulmonary care and provided the foundation for the launch of our Equine Asthma Clinical Registry.

We are also participating in studies that are being conducted by independent investigators, including:

●	Munich study: a randomized, double-blinded, crossover study of 24 dogs that previously had Tibial Plateau Leveling Osteotomy (“TPLO”) surgery and are currently presenting with OA. The animals will be treated with shock wave therapy and monitored for pain and functionality for 12 months. This study began in the first quarter of 2022, continued through 2024, and data collection and analysis is now complete, with manuscript in preparation by the investigators.

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

We commercialize the Assisi tPEMF products primarily through our network of veterinarian customers. We also offer the products for sale through numerous additional channels, including on our own website to both veterinarians and pet owners, through traditional veterinary distributors such as MWI Animal Health (Division of Cencora), Covetrus, Patterson Veterinary, and others, and through online retail channels such as Amazon and Chewy.

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

VETIGEL® Hemostatic Gel

The technology used in our VETIGEL products is licensed to us pursuant to License and Supply Agreement entered into with Cresilon, Inc. in December 2024. This license agreement provides us with exclusive rights to market and sell the VETIGEL products in the United States and non-exclusive rights to market and sell the VETIGEL products in the rest of the world. We do not have the rights to sell to U.S. Government entities and do not have the right to manufacture the VETIGEL products. We paid an upfront license fee of $1.5 million and may be required to pay future payments if certain sales milestones are achieved. In addition, we purchase the VETIGEL products from Cresilon, Inc. and pay a ten percent (10%) royalty on net sales (less amounts paid to Cresilon for products) made in the United States and a fifteen percent (15%) royalty on net sales (less amounts paid to Cresilon for products) made in the rest of the world.

Research and Development

We engage in development work on our diagnostic and therapeutic device platforms through our internal research and development (“R&D”) team and in conjunction with our strategic partners. We developed the TRUFORMA® platform in conjunction with QBT. Having acquired QBT in October, 2023, we have developed and launched eleven new assays since the acquisition and plan to develop future assays through our now combined R&D team. Having acquired the assets of Revo Squared in July 2022, we are continuing to guide development activities for the TRUVIEW platform with our combined team. Also, having acquired SMP in September, 2023, we are continuing to guide development activities for VETGuardian products with our combined team. We also will engage contract research organizations (CROs) to support development work when needed. In connection with these activities, we have incurred and will continue to incur significant R&D expenses. Our R&D expenses were $7.2 million and $7.3 million for the years ended December 31, 2025 and 2024, respectively.

Sales and Marketing

We market our products in the U.S. through use of our own sales force, which, as of December 31, 2025, included 48 sales representatives, including inside sales, professional services veterinarians, sales directors, and our senior sales leadership team.

While our products are generally sold directly to veterinary professionals or through on-line orders, we also use third party distributors in the U.S. for certain products, particularly for the Assisi Loop® product line, as well as our VETGuardian® and in certain cases, our PulseVet® product line. We anticipate leveraging U.S. distributors for more of our products in the future. Internationally, we currently market our Assisi and PulseVet product lines through in-country distributors. We expect to expand this network and launch additional products into these channels in 2026 and beyond.

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

PulseVet® products have been widely adopted for some time in the equine market but had limited adoption in the small animal market due to the need to sedate small animals to comfortably provide treatments. In September of 2021 the PulseVet companies launched the X-Trode® product for use in the small animal market. We believe that the X-Trode handpiece will significantly expand the market opportunity for the use of shock wave technology because small animal veterinarians no longer need to sedate an animal in order to provide a comfortable treatment. Small animal adoption was a key focus of our US field sales force in 2024 and 2025, and we saw significant interest and increased adoption versus prior years. In 2026, we will continue to explore additional programs to accelerate uptake of PulseVet in the small animal market.

Our Assisi Loop® product line includes the Loop Lounge® line of reusable treatment beds, the DentaLoop® for pain and inflammation of the teeth and gums, the Calmer Canine® product for separation anxiety, and EquiLoopTM for pain and inflammation in horses. We commercialize these products to veterinarians and end users alike through three channels: 1) we sell these products through our own website to both veterinarians and pet owners, 2) we sell through traditional veterinary distributors such as MWI Animal Health (Division of Cencora), Covetrus, Patterson Veterinary, and others, and 3) we sell through retail channels such as Amazon and Chewy. International distribution is primarily through veterinary distributors.

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

Our Assisi Loop®, VETIGEL® and VETGuardian PLUS™ technologies are dependent on intellectual property developed by our strategic partners and licensed to us. We do not own the intellectual property rights that underlie these technology licenses. Our rights to use the licensed technology are subject to the negotiation of, continuation of, and/or compliance with the terms of our licenses. In certain instances, we have continuing sale rights after the termination of the applicable license agreement.

We own a highly active and growing intellectual property portfolio of patents and trademarks. Currently, Zomedica owns 57 issued U.S. patents, and 100 issued international patents in various countries and has 23 pending U.S. patent applications and 24 pending foreign patent applications. This includes recent patent applications for our VETGuardian PLUSTM, TRUFORMA® and TRUVIEW® product lines.

Also included are 4 U.S. patents, a pending U.S. patent application, 11 foreign patents, and a pending foreign patent application owned by Zomedica for the Assisi Loop and Assisi Calmer Canine® products. We also own an issued U.S. patent, 3 pending U.S. patent applications and 4 pending international patent applications related to the VETGuardian PLUS pet monitoring system. Other included U.S. and foreign patents and pending patent applications relate to medical treatment devices, parasite detection, urinary tract infection detection, and identification of cancer cells in blood. With respect to trademarks, Zomedica currently owns 37 registered U.S. trademarks, and 88 registered foreign trademarks, and has 14 pending U.S. trademark applications and 6 pending foreign trademark applications.

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

Competition

In the diagnostic market, our potential competitors include large veterinary diagnostics companies, small businesses focused on animal health, and reference laboratory services provided by academic institutions and in-clinic product providers. These competitors include Idexx Laboratories, Inc., Antech Diagnostics (a unit of Mars Inc.), Heska Corporation (a unit of Mars Inc.), Bionote USA Inc., Zoetis Inc., and its wholly owned subsidiary, Abaxis, Inc, and Parasight System Inc.

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

Human Capital

As of December 31, 2025, we had 141 employees. Of our employees, 12 are engaged in R&D activities, 63 are engaged in business development, sales, and marketing activities, 47 are in operations and manufacturing, and 19 are engaged in corporate and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements.

We believe we are only as strong as our employees, and that the employees are an important part of our future success. It is therefore our goal to provide them with an environment and the resources where they can thrive and excel at their job. To facilitate the attraction, retention, and promotion of a talented workforce, we offer competitive compensation, participation in equity incentive plans, competitive benefits, training and professional development opportunities, and a variety of flexible work arrangements. Our comprehensive benefits package offers flexible and convenient health and wellness options including health insurance benefits, health savings and flexible spending accounts, paid time off, 401(k) Plan matching, and family and parental leave. During 2025, the Company was recognized with the Great Benefits Award from Mployer, the industry standard for employee benefit plan rating.

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

We are generating revenues from our products, but we expect to continue to incur significant R&D costs and administrative expenses. Our net loss and comprehensive loss for the years ended December 31, 2025 and December 31, 2024, was $81,786 and $46,942, respectively. Our accumulated deficit as of December 31, 2025, was $299,773. As of December 31, 2025, we had total shareholders’ equity of $115,397. We expect to continue to incur losses for the foreseeable future, as we continue our product development and commercialization activities. Even if we succeed in developing and broadly commercializing our products, we expect to continue to incur losses for the foreseeable future, and we may never become profitable. If we fail to achieve or maintain profitability, then we may be unable to continue our operations at planned levels and be forced to reduce or cease operations.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We are highly dependent upon our senior management, particularly Larry Heaton, our Chief Executive Officer, Michael Zuehlke, our Senior Vice President of Finance and Corporate Controller, Tony Blair, our Chief Operating Officer, Karen DeHaan-Fullerton, our General Counsel, and several of our vice presidents. The loss of services of any of these individuals could delay or prevent the achievement of our business objectives.

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

The assumption of unknown liabilities specific to the acquisition of SMP and QBT (the “Acquired Companies”) could have a material adverse effect on our financial condition and results of operations.

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

The assets acquired from SMP include a registration for the VETGUARDIAN trademark. We have also filed for the trademarks VETGUARDIAN PLUS, TRUGUARD and TRUGUARDIAN.

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

Our U.S. businesses have generated consolidated net operating loss carryforwards (“U.S. NOLs”) for U.S. federal and state income tax purposes of $21,216 as of December 31, 2025. Our ability to utilize any U.S. NOLs after an “ownership change” is subject to the rules of the United States Internal Revenue Code of 1986, as amended (the “Code”) Section 382. An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, five (5%) percent or more of the value of our shares or are otherwise treated as five (5%) percent shareholders under Section 382 of the Code and the Treasury Regulations promulgated thereunder increase their aggregate percentage ownership of the value of our shares by more than 50 percentage points over the lowest percentage of the value of the shares owned by these shareholders over a three year rolling period. An ownership change could also be triggered by other activities, including the sale of our shares that are owned by our five (5%) shareholders.

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

We concluded that, due to the limitations under Section 382 of the Code, it is likely that our U.S. NOL carryforwards for the periods prior to February 11, 2021, totaling $3,814, are limited to zero and are not available to offset taxable income generated in the US in future periods. Our U.S. NOL carryforwards are $17,402 as of December 31, 2025. In the event another ownership change, as defined under Section 382 of the Code occurs in the future, our ability to utilize any U.S. NOLs may be substantially limited. The consequence of this limitation could be the potential loss of a significant future cash flow benefit because we would no longer be able to substantially offset future taxable income with U.S. NOLs. There can be no assurance that such ownership change will not occur in the future.

We have generated net operating loss carryforwards for Canadian income tax purposes, but our ability to use these net operating losses may be limited by our inability to generate future taxable income in Canada.

Our Canadian businesses have generated net operating loss carryforwards of $6,513 (“Canadian NOLs”) for Canadian federal and provincial income tax purposes. These Canadian NOLs can be available to reduce Canadian income taxes that might otherwise be incurred on future Canadian taxable income. However, there can be no assurance that we will generate the taxable income in the future necessary to utilize these Canadian NOLs. Our Canadian NOLs have expiration dates. There can be no assurance that, if and when we generate Canadian taxable income in the future, we will generate such taxable income before our Canadian NOLs expire.

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

We believe we could be classified as a PFIC during our taxable year ended December 31, 2025, and based on current business plans and financial expectations, we believe we may continue to be classified as a PFIC for future taxable years. Once classified as a PFIC with respect to a shareholder, we will, subject to certain exceptions, continue to be treated as a PFIC with respect to such shareholder irrespective of whether we continue to meet the definitional requirements for PFIC classification. If we are a PFIC for any year in which you hold common shares and you are a U.S. holder, then you generally will be required to treat any gain realized upon a disposition of such common shares, or any so-called “excess distribution” received on your common shares, as ordinary income, and to pay an interest charge on a portion of such gain or distribution. In certain circumstances, the sum of the tax and the interest charge may exceed the total amount of proceeds you realize on the disposition or the amount of the excess distribution you receive. Subject to certain limitations, these tax consequences may be mitigated if you make a timely and effective Qualified Electing Fund election, or QEF Election, or a mark-to-market election, or Mark-to-Market Election. Subject to certain limitations, such elections may be made with respect to our common shares. If you are a U.S. holder and make a timely and effective QEF Election, you generally must report on a current basis your share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amount to you, thus giving rise to so-called “phantom income” and to a potential tax liability. However, U.S. holders should be aware that we do not intend to satisfy the record keeping requirements that apply to a “qualified electing fund,” or supply U.S. holders with information that such U.S. holders require to report under the QEF Election rules, in the event that we are a PFIC and a U.S. holder wishes to make a QEF Election. Thus, if you are a U.S. holder, you may not be able to make a QEF Election. If you are a U.S. Holder and make a timely and effective Mark-to-Market Election, you generally must include as ordinary income each year the excess of the fair market value of your common shares over your tax basis therein, thus also possibly giving rise to phantom income and a potential tax liability. Ordinary loss generally is recognized only to the extent of net mark-to-market gains previously included in income. Any holder of our common shares who is a U.S. taxpayer should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of our common shares.

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

Item 2. Properties

Our corporate headquarters are in Ann Arbor, Michigan, where we lease and occupy approximately 15,371 square feet pursuant to leases that expires on January 31, 2030.

Our manufacturing and distribution center, South, is in Roswell, Georgia, where we lease and occupy 18,400 square feet of a 61,500-square-foot building under a lease that expires on April 30, 2027.

Our R&D, manufacturing and distribution center, North, is in Plymouth, Minnesota, where we lease and occupy two spaces totaling approximately 37,603 square feet under leases that expire on February 9, 2028.

Assisi® product distribution and certain operations were in Carlstadt, New Jersey, where we sub-lease 5,185 square feet pursuant to a license agreement that expires on November 30, 2026. We have transitioned distribution from this location to Roswell, Georgia.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares trade on the OTCQB® market tier of OTC Markets under the symbol “ZOMDF”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Common Stock Information

As of March 13, 2026, there were 979,949,668 common shares outstanding held of record by approximately 150 holders.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2025. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and forward-looking information under applicable Canadian securities law requirements (collectively, “forward-looking statements”) which are intended to be covered by the safe harbors created thereby. See “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Part I – Item 1A Risk Factors” section and elsewhere in this Annual Report on Form 10-K, as well as, in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

(All amounts are expressed in thousands unless otherwise indicated)

Overview

We are a veterinary health company creating and marketing products for companion animals by focusing on the unmet needs of clinical veterinarians. Our mission is to enrich the lives of the animals we love and the people that care for them by providing products and technologies that improve patient care and enhance the economic health of veterinary practices. While prioritizing animal health, we also strategically leverage our existing manufacturing and engineering capabilities to provide development services beyond animal health. Our product portfolio includes innovative diagnostics and therapeutic medical devices that emphasize patient health and enhancing practice economics.

We currently have six discrete platforms in our product portfolio:

Diagnostic Products

-	our TRUFORMA® platform, comprising point-of-care diagnostic products for disease states in dogs, cats and horses, providing assays for use at the point-of-care that provide reference lab accuracy, thereby enabling practitioners to diagnose and treat diseases sooner;

-	our TRUVIEW® platform which consists of the TRUVIEW digital cytology instrument providing microscopic images and related pathology services which enable practitioners to receive a Pathologist interpretation of the images;

-	our VETGuardian® platform, which provides continuous wireless monitoring of pets’ vital signs and provides them remotely to veterinarian practice staff, along with alert messaging should the vital signs rise or fall out of range, to assist in rapidly diagnosing issues;

Therapeutic Device Products

-	our world leading PulseVet® platform, which provides for non-invasive electro-hydraulic shock wave treatment for a wide variety of conditions in horses and small animals, including osteoarthritis, tendon and ligament healing, bone healing, chronic pain relief and wound healing, to promote healing and reduce the need for surgery and/or medication; and

-	our Assisi Loop® platform including a series of products that use targeted Pulsed Electromagnetic Field (tPEMFTM) therapy to decrease pain and inflammation and accelerate healing or reduce anxiety.

-	our VETIGEL® product, a fast-acting hemostatic gel that stops bleeding in seconds without applied pressure, enhancing procedural efficiency and improving patient outcomes.

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

Components of Operating Results

Revenue

Our revenue consisted of consumables sold in the U.S. and internationally associated with our Assisi® products; capital and consumables sold in the U.S and internationally associated with our PulseVet® platform; consumables sold in the U.S and internationally associated with our TRUFORMA® platform; subscriptions and services sold in the U.S. associated with our TRUVIEW® products; capital and service agreements sold in the U.S. and internationally associated with our VETGuardian® products; consumables sold in the U.S. and internationally associated with our VETIGEL® products; and contract manufacturing and engineering services and consumables sold in the U.S.

Cost of Revenue

Cost of revenue consisted primarily of the cost of raw materials used in the assembly of: PulseVet® capital and consumables: TRUFORMA® capital and consumables; Assisi® consumables; TRUVIEW® capital and consumables; VETGuardian® capital and services; VETIGEL® consumables sourced under our supply agreement with Cresilon, Inc,; and labor cost associated with contract manufacturing and engineering services. We expense all inventory obsolescence provisions related to normal manufacturing changes as cost of revenue.

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

Research and Development Expenses

Research and development (“R&D”) expenses consist of salaries and related expenses for R&D personnel, fees paid to consultants and outside service providers, travel costs, and materials used in clinical trials and general R&D. These costs are primarily focused on leveraging our acquisition of Qorvo into new assay development for our TRUFORMA® platform, expanding capabilities and usability within existing products, and exploring new market opportunities.

Selling and Marketing Expenses

Selling and marketing expenses consist of personnel costs, including salaries and related benefits, as well as costs associated with sales and marketing activities including conference and tradeshow attendance, sponsorships, and general advertising and promotional activities.

U.S. Taxes

As of December 31, 2025, we had net operating loss carryforwards for U.S. federal and state income tax purposes of $21,216 and non-capital loss carryforwards for Canada of $6,513, which will begin to expire in fiscal year 2035. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. In 2021, we concluded that, due to the limitations under Section 382 of the Code, our U.S. federal and state income tax net operating loss carryforwards, as well as R&D credit carryforwards, for the periods prior to February 11, 2021 have been limited to zero. We therefore have derecognized $3,814 of this asset, reducing the carryforward of these amounts to $17,402.

On July 4, 2025, the Unites States enacted tax reform legislation through the One Big Beautiful Bill Act, which changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act and easing the interest expense limitation rules of Section 163(j), among other changes. The changes in tax law are reflected in the December 31, 2025 income tax provision; the law had an immaterial impact on the Company’s income tax provision

Canadian Taxes

In Canada, due to the uncertainty of realizing any tax benefits as of December 31, 2025, we continue to record a full valuation allowance against our Canadian deferred tax assets.

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

While our significant accounting policies are more fully described in Note 3 of the notes to our consolidated financial statements included within this Annual Report on Form 10-K, management has identified the following as “Critical Accounting Policies and Estimates”: Impairment Testing; Valuation and Payback of Property and Equipment; and Revenue Recognition. We believe that the estimates and assumptions involved in these accounting policies may have the greatest potential impact on our financial statements.

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

During the first quarter of 2025, the Company determined that a triggering event occurred, which required interim testing for impairment in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The triggering event was related to the Company’s market capitalized value, which is a function of its stock price, which had reduced significantly subsequent to the delisting of the Company’s common shares from NYSE American during the three months ended March 31, 2025. We elected to perform a quantitative analysis as part of our interim goodwill impairment test. Our analysis of the PulseVet reporting unit indicated that its carrying amount, including goodwill, exceeded its fair value by approximately 163%. Our analysis of the Assisi reporting unit indicated that its carrying amount, including goodwill, exceeded its fair value by approximately 128%. As part of the Company’s quantitative analysis, we updated our implied fair value calculations to more closely align with our reduced market capitalization as of March 31, 2025. As a result, a non-cash goodwill impairment charge of $45,556 was recorded for the three months ended March 31, 2025. Given that no goodwill remained on our consolidated balance sheets after March 31, 2025, there were no further impairment considerations for the year ended December 31, 2025.

In connection with our interim impairment analysis during the first quarter of 2025, the Company also evaluated its amortizable intangible assets for recoverability in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). It was determined that the carrying values of certain intangible assets exceeded their fair values, which were impacted by the same factors noted in the goodwill impairment analysis. As a result, the Company recognized $8,297 in non-cash impairment charges related to these amortizable intangible assets. Subsequent to the first quarter of 2025, during the nine months ended December 31, 2025, no impairment indicators were identified, which would require a recoverability assessment of intangible assets under ASC 360. Therefore, no additional impairment charges were recorded for the year ended December 31, 2025.

Additionally, as part of the interim impairment analysis the Company evaluated its property and equipment for recoverability under ASC 360. Based on this assessment, it was determined that certain property and equipment assets were not fully recoverable due to the same triggering event described above. As a result, the Company recognized a non-cash impairment charge of $1,981 related to property and equipment during the three months ended March 31, 2025. Subsequent to the first quarter of 2025, during the nine months ended December 31, 2025, no impairment indicators were identified requiring a recoverability assessment of property and equipment under ASC 360. Accordingly, no additional impairment charges were recorded for the year ended December 31, 2025.

During the three months ended June 30, 2024, the Company determined that triggering events occurred, which required interim testing for impairment in accordance with ASC 350. We elected to perform a quantitative analysis as part of our interim goodwill impairment test. This was driven by changes in future sales growth projections and the allocation of operating expenses. As a result, a goodwill impairment charge of $16,024 was recorded for the three months ended June 30, 2024, as part of the Company’s interim goodwill impairment test.

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

As of December 31, 2025, the carrying value of our Diagnostic instruments was $9,545. Significant assumptions included in the realization model are the rate of placement and expected utilization over the life of the instrument.

The effect of a 25% reduction in the estimated revenues associated with annual placements of instruments would increase the payback period on December 31, 2025 from 3.90 years to 5.32 years.

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

Results of Consolidated Operations

Our results of operations for the years ended December 31, 2025 and 2024 are as follows:

Revenue

Revenue for the year ended December 31, 2025 was $32,030, compared to $27,285 for the year ended December 31, 2024, an increase of $4,745, or 17%.

The increase in revenue was primarily due to contract manufacturing and engineering revenue recognized during the current period; growth in consumables sales in our existing PulseVet® products; growth in TRUFORMA® products, including the impact of launching new assays since the end of the comparative period; and sales from VETIGEL® which the Company began to market and sell in the current period. In general, we expect revenue to increase in subsequent periods as we increase our sales, marketing, and commercialization efforts.

Cost of Revenue

Cost of revenue for the year ended December 31, 2025 was $10,351, compared to $8,198 for the year ended December 31, 2024, an increase of $2,153, or 26%.

The increase in cost of revenue was primarily driven by increased manufacturing expenses resulting from higher unit sales as well as higher depreciation expense associated with capital projects completed in the second half of 2024, partially offset by prior period manufacturing costs related to integration of our Minnesota manufacturing facility, which did not recur in the current period. We anticipate that cost of revenue will continue to increase in future periods in line with the expected growth in unit sales, as described above.

Gross Profit

Gross profit margin for the year ended December 31, 2025 was 68%, compared to 70% for the year ended December 31, 2024.

The decrease in gross profit margin percentage was primarily due to higher depreciation expense associated with capital projects completed in the second half of 2024, partially offset by improvements associated with the integration of our Minnesota manufacturing facility, as well as the further absorption of fixed costs driven by increased unit sales.

General and Administrative

General and administrative expense for the year ended December 31, 2025 was $24,496, compared to $29,656 for the year ended December 31, 2024, a decrease of $5,160, or 17%.

The decrease in general and administrative expenses was primarily driven by professional fees for specialized accounting and development work associated with acquisitions incurred during the prior comparative period which did not recur, one-time special meeting and proxy fees incurred in the prior comparative period, lower wages and related benefits, lower amortization expense, lower stock-based compensation expense, lower bad debt expense, and lower rent expense due to our corporate office move during the first quarter of 2025.  While we expect general and administrative expenses to increase, we expect it to decrease proportionally relative to sales and related product expansion.

Research and Development

Research and development expense for the year ended December 31, 2025 was $7,166, compared to $7,268 for the year ended December 31, 2024, a decrease of $102, or 1%.

The decrease in research and development expenses was primarily driven by lower wages and related benefits. We anticipate that research and development expense will increase as we maintain and enhance our current product lines and continue to develop new products.

Selling and Marketing

Selling and marketing expense for the year ended December 31, 2025 was $18,537, compared to $17,192 for the year ended December 31, 2024, an increase of $1,345, or 8%.

The increase in selling and marketing expenses was driven primarily by higher commissions associated with increased revenue and higher salaries associated with increased headcount of our sales department as we built our staff through hiring campaigns. We expect future selling and marketing expense to increase in line with product expansion and growth in our commercialization efforts.

Impairment Expense

Impairment expense for the year ended December 31, 2025 was $55,833, compared to $16,024 for the year ended December 31, 2024.

The impairment expense for the year ended December 31, 2025 was due to impairment charges recognized as a result of a significant decline in the Company’s market capitalization following the delisting of its common shares from NYSE American. The impairment charges consisted of $45,556 related to goodwill, $8,297 related to amortizable intangible assets, and $1,981 related to property and equipment. The impairment charge for the year ended December 31, 2024 was attributable to goodwill impairment recognized as a result of slowed future growth projections and the allocation of operating expenses.

Net Loss

Net loss for the year ended December 31, 2025 was $81,858, compared to a net loss of $46,982 for the year ended December 31, 2024, an increase of $34,876, or 74%.

The net loss was attributed to the matters described above, particularly the significant impairment expense. We expect to continue recording net losses in future periods until we have sufficient revenue from product sales to offset our operating expenses.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	Year Ended December 31,
	2025	2024	Change
Cash used in operating activities	$(17,649)	$(23,630)	$5,981	(25)%
Cash provided by investing activities	19,575	17,854	1,721	10%
Cash used in financing activities	—	(70)	70	n/a
Increase (decrease) in cash and cash equivalents	1,926	(5,846)	7,772	133%
Effect of exchange rate changes on cash	70	(85)	155	182%
Cash and cash equivalents, beginning of period	7,021	12,952	(5,931)	(46)%
Cash and cash equivalents, end of period	$9,017	$7,021	$1,996	28%

Net cash used in operating activities for the year ended December 31, 2025 was $17,649, compared to $23,630 for the year ended December 31, 2024, a decrease in cash used of $5,981, or 25%. The decrease in cash used in operating activities resulted primarily from the decrease in operating expenses noted above, excluding the impact of non-cash charges, including stock-based compensation, impairment expense, and amortization of intangible assets.

Net cash provided by investing activities for the year ended December 31, 2025 was $19,575, compared to cash provided of $17,854 for the year ended December 31, 2024, an increase in cash provided of $1,721, or 10%. The increase in cash provided by investing activities resulted primarily from decreased capital expenditures, decreased intangible investment, and decreased investment in nonconsolidated entities as compared to the prior comparative period, partially offset by lower securities matured in the current period. The prior period capital expenditures amount was driven largely by warehouse expansion and automated line spend, which did not recur in the current period.

There was no net cash used in financing activities for the year ended December 31, 2025, compared to $70 for the year ended December 31, 2024. The prior period amount was attributable to stock option issuance costs paid which did not recur.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception in May 2015. As of December 31, 2025, we had an accumulated deficit of $299,773. We have funded our working capital requirements primarily through the sale of our equity and equity-related securities and the exercise of stock options and warrants.

As of December 31, 2025, the Company had working capital (defined as current assets minus current liabilities) of $54,594.

Short-Term Cash Requirements

We believe that our existing cash is sufficient to fund our expected short-term needs (defined as the next twelve months). We currently have fixed obligations in association with our building leases and quarterly inventory orders. We also have payment obligations associated with our on-going clinical studies, and we expect that we have sufficient cash to cover these requirements. We do not expect that our operations will require significant increases in our short-term cash needs.

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

Our future capital requirements depend on many factors, including, but not limited to:

●	the costs and timing of our development and commercialization activities;
●	the cost of manufacturing our existing and future products;
●	the cost of marketing and selling our existing and future products, including marketing, sales, service, customer support and distribution costs;
●	the expenses needed to attract and retain skilled personnel;
●	the costs associated with being a public company;
●	the costs associated with additional business development or mergers and acquisitions activity, including acquisition-related costs, earn-outs or other contingent payments and costs of developing and commercializing any technologies to which we obtain rights;
●	third-party costs associated with the development and commercialization of our existing and future products and the ability of our development partners to satisfy our requirements on a timely basis;
●	the scope and terms of our business plans from time to time, and our ability to realize upon our business plans; and
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

Outstanding Share Data

The only class of outstanding voting equity securities of the Company are the common shares. As of March 13, 2026:

●	There are 979,949,668 common shares issued and outstanding;
●	There are stock options outstanding under our Stock Option Plan to acquire an aggregate of 94,338,469 common shares;
●	There are common share purchase warrants issued in July of 2022 that are outstanding and permit the holders to acquire an aggregate of 10,000,000 common shares at an exercise price of $0.2201 per share; and
●	There are common share purchase warrants issued in July of 2022 that are outstanding and permit the holders to acquire an aggregate of 22,000,000 common shares at an exercise price of $0.2520 per share.

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

Recently Adopted Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we believe that recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our Consolidated Financial Statements upon adoption.

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

See pages F-1 through F-33 following the Exhibit Index of this Annual Report on Form 10-K.

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

Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, utilizing the criteria discussed in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in internal control over financial reporting

Except as discussed above, there were no changes in internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Shareholders, (“Proxy Statement”), to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

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

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are included in this Annual Report on Form 10-K

(1)-(2) Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Zomedica Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Zomedica Corp. (an Alberta, Canada corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Southfield, Michigan

March 16, 2026

Zomedica Corp.

Consolidated Balance Sheets

(United States Dollars in Thousands)

	December 31,	December 31,
	2025	2024
Assets

Current assets
Cash and cash equivalents	$9,017	$7,021
Available-for-sale securities	44,239	64,332
Trade receivables, net	3,012	2,423
Inventory, net	5,545	5,058
Prepaid expenses and deposits	1,787	2,291
Other receivables	443	648
Total current assets	64,043	81,773

Prepaid expenses and deposits	152	193
Property and equipment, net	20,912	24,589
Right-of-use assets	2,023	1,611
Goodwill	—	45,556
Intangible assets, net	38,808	52,538
Other assets	1,101	1,100
Total assets	$127,039	$207,360

Liabilities and shareholders’ equity

Current liabilities
Accounts payable	$1,718	$1,929
Accrued income taxes	252	117
Current portion of lease obligations	717	523
Customer contract liabilities	368	331
Accrued expenses and other current liabilities	6,394	6,431
Total current liabilities	9,449	9,331

Lease obligations	1,467	1,291
Deferred tax liabilities, net	27	456
Customer contract liabilities	232	219
Other liabilities	467	399
Total liabilities	$11,642	$11,696

Commitments and contingencies (Note 16)

Shareholders’ equity
Unlimited common shares, no par value; 979,949,668 issued and outstanding at December 31, 2025 and December 31, 2024	$380,973	$380,973
Additional paid-in capital	34,037	32,518
Accumulated deficit	(299,773)	(217,915)
Accumulated comprehensive income	160	88
Total shareholders' equity	115,397	195,664

Total liabilities and shareholders’ equity	$127,039	$207,360

The accompanying notes are an integral part of these consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Operations and Comprehensive Loss

(United States Dollars in Thousands, Except for Per Share Data)

	Year Ended December 31,
	2025	2024
Net revenue	$32,030	$27,285
Cost of revenue	10,351	8,198
Gross profit	21,679	19,087

Expenses
General and administrative	24,496	29,656
Research and development	7,166	7,268
Selling and marketing	18,537	17,192
Impairment expense	55,833	16,024
Loss from operations	(84,353)	(51,053)

Other income (expense), net
Interest income	2,435	3,966
Loss on disposal of assets	(68)	(210)
Other (expense) income	(144)	10
Foreign exchange loss	(6)	(252)
Loss before income taxes	(82,136)	(47,539)
Income tax benefit	(278)	(557)
Net loss	(81,858)	(46,982)
Unrealized (loss) gain, change in fair value of available-for-sale securities, net of tax	(2)	132
Change in foreign currency translation	74	(92)
Net loss and comprehensive loss	$(81,786)	$(46,942)

Weighted average number of common shares - basic and diluted	979,949,668	979,949,668

Loss per share - basic and diluted (Note 18)	$(0.08)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Shareholders’ Equity

(United States Dollars in Thousands)

			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2023	979,949,668	$380,973	$29,929	$(170,933)	$48	$240,017
Stock-based compensation	—	—	2,659	—	—	2,659
Stock issuance costs	—	—	(70)	—	—	(70)
Net loss	—	—	—	(46,982)	—	(46,982)
Other comprehensive income	—	—	—	—	40	40
Balance at December 31, 2024	979,949,668	$380,973	$32,518	$(217,915)	$88	$195,664
Stock-based compensation	—	—	1,519	—	—	1,519
Net loss	—	—	—	(81,858)	—	(81,858)
Other comprehensive income	—	—	—	—	72	72
Balance at December 31, 2025	979,949,668	$380,973	$34,037	$(299,773)	$160	$115,397

The accompanying notes are an integral part of these consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Cash Flows

(United States Dollars in Thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(81,858)	$(46,982)
Adjustments for:
Depreciation	2,055	1,545
Amortization - intangible assets	5,896	6,441
Impairment loss	55,833	16,024
Loss on disposal of property and equipment	68	210
Stock-based compensation	2,472	2,778
Noncash portion of rent benefit	(42)	(61)
Accretion/amortization of available-for-sale securities	(722)	(1,991)
Equity in loss of nonconsolidated entities	141	159
Deferred tax expense	(428)	(682)
Change in assets and liabilities, net of acquisitions:
Purchased inventory	(548)	(205)
Prepaid expenses and deposits	540	(178)
Trade receivables	(590)	(1,227)
Other receivables	499	603
Accounts payable	(90)	(200)
Accrued income tax	(3)	53
Accrued expenses and other current liabilities	(989)	606
Customer contract liabilities	50	22
Other liabilities	67	(545)
Net cash used in operating activities	(17,649)	(23,630)

Cash flows from investing activities:
Securities matured	20,521	25,084
Investment in nonconsolidated entities	—	(437)
Investment in property and equipment	(567)	(5,212)
Acquisition of intangibles	(379)	(1,581)
Net cash provided by investing activities	19,575	17,854

Cash flows from financing activities:
Stock issuance costs paid	—	(70)
Net cash used in financing activities	—	(70)

Increase (decrease) in cash and cash equivalents	1,926	(5,846)
Effect of exchange rate changes on cash	70	(85)
Cash and cash equivalents, beginning of year	7,021	12,952
Cash and cash equivalents, end of period	$9,017	$7,021

Noncash activities:
Change in fair value of available-for-sale securities, net of tax	$(2)	$132
Property and equipment accrued for in accounts payable	—	163
Transfer of property and equipment into intangibles	39	2,034
Transfer of inventory into property and equipment	62	265
Intangible assets accrued for in accounts payable	45	—
Right-of-use assets obtained in exchange for operating lease obligations	1,056	—

Supplemental cash flow information:
Interest received on available-for-sale securities	$2,186	$2,284

The accompanying notes are an integral part of these consolidated financial statements.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

1. Nature of Operations

Zomedica Corp. (“Zomedica” or the “Company”) is a veterinary health company creating products for companion animals by focusing on the unmet needs of clinical veterinarians. While prioritizing animal health, we also strategically leverage our existing manufacturing and engineering capabilities to provide development services beyond animal health. The Company consists of the parent company, Zomedica Corp., its wholly owned U.S subsidiary, Zomedica Inc., and the wholly owned subsidiaries of Zomedica Inc. See Exhibit 21.1 for a listing of all subsidiaries.

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

Estimates and Assumptions

In preparing these consolidated financial statements, management was required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of industry trends, information provided by our customers and suppliers, and other available external sources, as appropriate. These estimates and assumptions are subject to an inherent degree of uncertainty. We are not presently aware of any events or circumstances that would require us to update such estimates and assumptions or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information becomes available. As a result, actual results may differ significantly from our estimates, and any such differences may be material to our financial statements.

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

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

Recently Issued Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270 and result in a comprehensive list of interim disclosures required by other standards. In addition, the ASU also includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and has not yet determined its effect on the consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU updates the existing accounting standards over internal-use software capitalization to increase the operability of the recognition guidance considering different methods of software development. The ASU removes all references to prescriptive and sequential software development stages (referred to as “project stages”) and replaces it with a probable-to-complete recognition model. As part of this updated recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. This ASU is effective for annual reporting periods beginning after December 15, 2027, and for interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and has not yet determined its effect on the consolidated financial statements.

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public entities with fiscal years beginning after December 15, 2024. The Company adopted this guidance for the year ended December 31, 2025 and applied the guidance on a prospective basis. The adoption did not have a material impact on the consolidated financial statements. Refer to Note 15 for further details.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient permitting an entity to assume the conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for the current classified accounts receivable and contract assets. The Company early adopted the standard on December 31, 2025 on a prospective basis. The adoption did not have a material impact on the consolidated financial statements.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. Beginning in the third quarter of 2025, the Company changed its presentation of segment operating results to reflect an incremental segment to our business – Development Services – which did not exist prior to the third quarter of 2025. The change in segments did not result in any changes to the composition, product lines, our prior period amounts disclosed in our previously existing segments. See Note 17, Segment Information, for further information. The Company’s reportable segments consist of Diagnostics, Therapeutic Devices, and Development Services.

Cash and Cash Equivalents

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. As of December 31, 2025 and 2024, the Company's cash balances exceeded federally insured limits by approximately $916 and $1,376.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivables are recorded net of an allowance for credit losses and have payment terms of 30-90 days. Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries, and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. As of December 31, 2025, 2024, and 2023, trade receivables were $3,263, $2,794, and $1,300, respectively, net of allowance for doubtful accounts of  $251, $371, and $103, respectively.  While we believe that our allowance for credit losses is adequate and represents our best estimate as of December 31, 2025, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to these estimates.

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

The Company's contracts with customers are generally comprised of purchase orders for the sale of the point of care instrument, consumable products, development services, and extended warranties, or some variation thereof. The instrument and consumables each represent a single performance obligation when sold separately, that is satisfied at a point in time upon transfer of control of the product to the customer which is typically upon receipt of the goods by the customer. The extended warranties are also a separate performance obligation, whereby revenue is recognized over time. Development services are recognized over time, as they do not create an asset with alternative use to us, and we have an enforceable right to payment for performance completed to date. ASC 606 contains a practical expedient whereby if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, the entity may recognize revenue in the amount to which the entity has a right to invoice. The Company has elected to apply this practical expedient to our services revenue.

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

Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration are based upon historical experience and known trends. These estimated credits are nonrefundable and may only be used towards the purchase of future trode refurbishments. These credits give rise to the contract liability contained on the balance sheet. This practice encourages refurbishment purchase prior to complete utilization of the previous trode, so the customer will always have a trode on hand with ample capacity to perform treatments. As of December 31, 2025, 2024, and 2023, contract liabilities were $600, $550, and $528, respectively.

Sales are recorded net of sales tax. Sales tax is charged on sales to end users and remitted to the appropriate state authority.

Disaggregated revenue for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	Diagnostics		Therapeutic Devices		Development Services		Consolidated
	2025	2024	2025	2024	2025	2024	2025	2024
Capital	$687	$1,137	$8,231	$8,354	$335	$-	$9,253	$9,491
Consumables	2,114	1,296	17,843	16,367	721	-	20,678	17,663
Engineering	-	-	-	-	1,976	-	1,976	-
Other	-	-	123	131	-	-	123	131
Total revenue	$2,801	$2,433	$26,197	$24,852	$3,032	$-	$32,030	$27,285

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

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

Critical areas of estimation and judgements in applying accounting policies include the following:

Impairment Testing

Prior to fully impairting goodwill during the first quarter of 2025, we evaluated goodwill for impairment annually or more frequently when an event occurs or circumstances change indicating the carrying value may not be recoverable. When testing goodwill for impairment, we may first assess qualitative factors to determine if it is more likely than not the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, we consider the impact of changes, if any, to the following factors: macroeconomic, industry and market factors; cost factors; changes in overall financial performance; and any other relevant events and uncertainties impacting a reporting unit. If our qualitative assessment indicates a goodwill impairment is more likely than not, we perform additional quantitative analyses. We may also elect to skip the qualitative testing and proceed directly to the quantitative testing. For reporting units where a quantitative analysis is performed, we perform a test measuring the fair values of the reporting units and comparing them to their aggregate carrying values, including goodwill. If the fair value is less than the carrying value of the reporting unit, an impairment is recognized for the difference, up to the carrying amount of goodwill.

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

5. Investment Securities

The following represents the Company’s investment securities for the years ended December 31, 2025 and 2024:

Balance at December 31, 2025	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$4,888	$34	$—	$4,922
Corporate notes / bonds	24,063	96	2	24,161
Money market funds	5,287	—	—	5,287
U.S. govt. agencies	11,192	64	5	11,261
U.S. treasuries	4,881	11	(1)	4,891
Total investment securities	$50,311	$205	$6	$50,522

Balance at December 31, 2024	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$10,130	$254	$3	$10,387
Corporate notes / bonds	45,336	483	7	45,826
Money market funds	2,766	—	—	2,766
U.S. govt. agencies	1,441	31	(2)	1,470
U.S. treasuries	6,609	41	(1)	6,649
Total investment securities	$66,282	$809	$7	$67,098

Accretion / (amortization) refers to the discounts and premiums incurred on bonds and notes purchased and are included within interest income on our consolidated income statement.

Accrued interest receivable, related to the above investment securities, amounted to $314 and $504 for the years ended December 31, 2025 and 2024 and are included within Other Receivables on our consolidated balance sheets.

Contractual maturities of investment securities as of December 31, 2025 are as follows:

	Acquisition Cost	Estimated Fair Value
Original maturities of 90 days or less	$6,282	$6,283
Original maturities of 91-365 days	44,029	44,239
Original maturities of 366+ days	-	-
Total investment securities	$50,311	$50,522

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

Stock Appreciation Rights liability:  The Company measures its cash-settled SARs at fair value on a recurring basis using a Black Scholes option-pricing model. The liability, classified as Level 2 within the fair-value hierarchy, is reported at fair value on the Company’s consolidated balance sheets, and changes in fair value are recognized as compensation expense in the consolidated statements of operations and comprehensive loss in the period of remeasurement.

In accordance with the fair value hierarchy described above, the following table shows the fair value of our investments as of December 31, 2025 and December 31, 2024:

Balance at December 31, 2025	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$—	$4,922	$—	$4,922
Corporate notes / bonds	—	24,161	—	24,161
Money market funds	5,287	—	—	5,287
U.S. govt. agencies	11,261	—	—	11,261
U.S. treasuries	4,891	—	—	4,891
Total investment securities	$21,439	$29,083	$—	$50,522

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

Balance at December 31, 2024	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$—	$10,387	$—	$10,387
Corporate notes / bonds	—	45,826	—	45,826
Money market funds	2,766	—	—	2,766
U.S. govt. agencies	1,470	—	—	1,470
U.S. treasuries	6,649	—	—	6,649
Total investment securities	$10,885	$56,213	$—	$67,098

The following table shows these same investments and their respective balance sheet classifications:

Balance at December 31, 2025	Cash & Cash Equivalents	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$—	$4,922	$—	$4,922
Corporate notes / bonds	—	24,161	—	24,161
Money market funds	5,287	—	—	5,287
U.S. govt. agencies	—	11,261	—	11,261
U.S. treasuries	996	3,895	—	4,891
Total investment securities	$6,283	$44,239	$-	$50,522

Balance at December 31, 2024	Cash & Cash Equivalents	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$—	$10,387	$—	$10,387
Corporate notes / bonds	—	45,826	—	45,826
Money market funds	2,766	—	—	2,766
U.S. govt. agencies	—	1,470	—	1,470
U.S. treasuries	—	6,649	—	6,649
Total investment securities	$2,766	$64,332	$-	$67,098

Unrealized gains on our investments have not been recorded into income as we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our debt securities is largely due to the rising interest rate environment driven by current market conditions that have resulted in higher credit spreads. The credit ratings associated with our debt securities are mostly unchanged, are highly rated, and the debtors continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded through December 31, 2025.

7. Inventory

	December 31, 2025			December 31, 2024
	Diagnostics	Therapeutic Devices	Consolidated	Diagnostics	Therapeutic Devices	Consolidated
Raw materials	$2,425	$1,899	$4,324	$1,997	$2,304	$4,301
Finished goods	307	482	789	265	274	539
Purchased inventory	119	349	468	46	198	244
Total inventory	2,851	2,730	5,581	2,308	2,776	5,084
Less: reserves	(36)	—	(36)	(26)	—	(26)
Inventory, net	$2,815	$2,730	$5,545	$2,282	$2,776	$5,058

There was no inventory associated with the Development Services segment as of December 31, 2025 and 2024.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

8. Prepaid Expenses and Deposits

	December 31,	December 31,
	2025	2024
Deposits	$208	$508
Prepaid marketing	196	368
Prepaid insurance	437	438
Other	1,098	1,170
Total prepaid expenses and deposits	$1,939	$2,484

9. Accrued Expenses and Other Current Liabilities

	December 31,	December 31,
	2025	2024
Accrued employee compensation and benefits	$3,865	$4,438
Stock appreciation rights	1,071	119
Accrued taxes	856	1,003
Accrued professional services	403	535
Other	199	336
Total accrued expenses and other current liabilities	$6,394	$6,431

10. Property and Equipment

	December 31,	December 31,
	2025	2024
Machinery and equipment	$15,556	$15,947
Furniture and fixtures	169	224
Laboratory equipment	842	857
Leasehold improvements	2,847	3,088
Construction in progress	6,415	7,889
Total property and equipment	25,829	28,005
Less: accumulated depreciation	(4,917)	(3,416)
Property and equipment, net	$20,912	$24,589

Depreciation expense for the year ended December 31, 2025 and 2024 was $2,055 and $1,545, respectively.

During the first quarter of 2025, a significant decline in the Company’s market-capitalized value following the delisting of its common shares from NYSE American constituted a triggering event requiring interim impairment testing of goodwill. In connection with this assessment, the Company reviewed its property and equipment for recoverability under ASC 360, Property, Plant, and Equipment (“ASC 360”). That review determined that certain assets within the Diagnostics segment were not fully recoverable. As a result, the Company recognized a $1,981 impairment charge, of which $897 related to machinery and equipment and $1,084 related to construction in progress, and recorded this charge in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

11. Goodwill and Intangible Assets

The following table provides a roll-forward of the carrying amount of goodwill by segment:

	Diagnostics	Therapeutic Devices	Development Services	Total
Balance at December 31, 2023	$15,866	$45,714	$—	$61,580
Impairment	(15,866)	(158)	—	(16,024)
Balance at December 31, 2024	$—	$45,556	$—	$45,556
Impairment	—	(45,556)	—	(45,556)
Balance at December 31, 2025	$-	$-	$-	$-

During the first quarter of 2025, the Company determined that a triggering event had occurred that required interim goodwill impairment analysis in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), due to a significant decline in its market capitalization, driven by a substantial decrease in its stock price following the delisting of its common shares from NYSE American. The Company concluded that the fair values of certain reporting units were below their carrying values. The difference between the reporting units’ carrying values and fair values was recognized as impairment charges. The Company recognized $45,556 of non-cash impairment charges related to goodwill, which represented full impairments of goodwill in the PulseVet and Assisi reporting units within the Therapeutic Devices segment. As a result, no goodwill remains on the Company’s consolidated balance sheets as of December 31, 2025.

During the first quarter of 2025, the Company also evaluated its amortizable intangible assets for recoverability under ASC 360. It was determined that the carrying values of certain intangible assets exceeded their fair values. The decline in fair value was related to the same facts and circumstances as those noted above as part of our interim goodwill impairment analysis. The Company recognized $8,297 in non-cash impairment charges related to these amortizable intangible assets within the Diagnostics segment during the year ended December 31, 2025, which consisted primarily of $7,060 related to technology assets and $763 related to customer relationships. All impairment charges are reported under Impairment expense in the consolidated statements of operations and comprehensive loss.

During the second quarter of 2024, the Company determined that a triggering event had occurred requiring interim goodwill impairment testing due to slowed sales growth projections and allocation of operating expenses. The Company concluded that the carrying values of certain reporting units exceeded their fair values. The difference between the reporting units’ carrying values and fair values was recognized as impairment charges. The Company recognized $16,024 of non-cash goodwill impairment charges, which fully impaired goodwill in two Diagnostics reporting units and partially impaired goodwill in one Therapeutic Devices reporting unit during the year ended December 31, 2024. As part of that analysis, the Company also evaluated its amortizable intangible assets under ASC 360 and concluded their fair values continued to exceed carrying amounts. As a result, no impairment charges related to these amortizable intangible assets were recorded for the year ended December 31, 2024.

The following table summarizes our intangible assets, net of accumulated amortization:

	December 31,	December 31,
	2025	2024
Computer software	$3,348	$3,454
Customer relationships	26,087	26,850
Licenses	9,542	9,542
Technology	17,990	25,050
Tradenames	2,787	2,850
Trademarks	16	16
Website	1,433	1,364
Intangibles under construction	89	—
Total intangibles	61,292	69,126
Less: accumulated amortization	(22,484)	(16,588)
Intangibles, net	$38,808	$52,538

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

Included within intangibles are $563 in licenses associated with future exclusivity to sell products should we determine that they have both market viability and are a complementary fit within our suite of offerings. As these relationships are still in the exploratory phase with no revenue stream to match expenses against nor a guarantee that this exclusivity will ever be used, we are considering these to be indefinite lived as of December 31, 2025. This, along with our intangible assets under construction, accounts for the difference between the net intangibles as found within our consolidated balance sheets and the amortization table below. We will continue to assess the commercialization status and relationship with these companies on a quarterly basis and will adjust our amortization schedules accordingly.

The estimated future amortization of intangible assets is as follows:

2026	$5,225
2027	5,045
2028	4,794
2029	4,675
2030	4,553
Thereafter	13,864
Total	$38,156

Amortization expense for the year ended December 31, 2025 and 2024 was $5,896 and $6,441, respectively.

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

On July 15, 2022, as part of the Assisi asset purchase agreement, the Company assumed a license agreement pursuant to a lease agreement between The Wheelership LLC and The Realty Associates Fund XII portfolio, L.P., whereby Assisi sublet 5,185 square feet of warehousing space. The remaining lease period assumed at the time of the agreement is for fifty-two months beginning on August 16, 2022 and lasts through November of 2026. The lease has a rent payment of $4 for the first month and escalates to $6 per month over the lease period. The Company recorded a right-of-use asset and corresponding lease liability for $260 using an incremental borrowing rate of 7.00%. This lease is classified as an operating lease. The Company exercised its right to terminate the lease during the fourth quarter of 2025.

On May 10, 2023, the Company amended the lease agreement with ULF Northfield Business Center LLC to expand the lease by 6,000 square feet, to a total of 18,400 square feet, and extend the lease term from the date ending April 30, 2027 to sixty months after the earlier of the date on which the landlord delivers the expanded premises to the Company on December 1, 2023. The expanded premises were delivered to the Company on September 1, 2023, causing the rent to increase to $16 for the first month and escalating to $22 over the lease period. This lease is classified as an operating lease.

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

On November 15, 2024, the Company entered into an agreement with 1101 Technology Drive LLC to lease 15,731 square feet of office space. The lease commenced on February 1, 2025, and is for a lease period of sixty months, expiring on January 31, 2030. The lease contains two five year options to extend the lease under substantially the same terms and conditions. The lease has a monthly rent payment of $20 for the first month, and escalates to $22 per month over the lease period. The Company recorded a right-to-use asset and corresponding lease liability for $1,056 using an incremental borrowing rate of 6.75%. This lease is classified as an operating lease.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

	December 31,	December 31,
	2025	2024
Right-of-use assets
Cost
Aggregate lease commitments	$4,066	$4,598
Less: impact of present value	(619)	(562)
Balance	$3,447	$4,036

Reduction in right-of-use assets
Straight line amortization	1,794	2,763
Interest	(370)	(338)
Balance	$1,424	$2,425

Net book value as at:
Balance	$2,023	$1,611

Lease liabilities
Additions	$3,465	$4,077
Payments	(1,650)	(2,601)
Interest	369	338
Total lease liabilities	$2,184	$1,814

Current portion of lease liabilities	717	523
Long-term portion of lease liabilities	1,467	1,291
Total lease liabilities	$2,184	$1,814

Total remaining undiscounted liabilities related to the above leases are as follows:

2026	845
2027	818
2028	488
2029	261
2030	21
Total future undiscounted lease payments	$2,433
Less: imputed interest	(249)
Total lease liabilities	$2,184

Our weighted-average remaining lease terms and discount rates were as follows:

	December 31,	December 31,
	2025	2024
Weighted-average remaining lease term	3.0 years	3.2 years
Weighted-average discount rate	6.9%	6.9%

Rent expense for the year ended December 31, 2025 and 2024 was $1,113 and $1,312, respectively.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

13. Stock-Based Compensation

Stock Options

The Zomedica Amended and Restated Stock Option Plan (the “Plan”) was amended and restated on June 15, 2022, and provides incentives through the grant of stock options which may be granted to the directors, officers, and employees of the Company, and consultants. The Plan is administered by the Board of Directors of the Company, and the aggregate number of shares reserved for issuance under the Plan shall not, at the time of the stock option grant, exceed ten percent of the total number of issued and outstanding shares (calculated on a non-diluted basis). If any stock options granted under this Plan shall expire or terminate for any reason without having been exercised in full, they shall be available for the purposes of granting new stock options under this Plan.

During the year ended December 31, 2025, the Company issued 18,250,000 stock options, each option entitling the holder to purchase one common share of the Company. The options vest over a period of four years and have an expiration period of ten years.

The continuity of stock options for the years ended December 31, 2025 and 2024 are as follows:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2024	89,051,943	$0.3232
Stock options granted	18,250,000	0.0789
Stock options forfeited	7,280,000	0.1588
Vested stock options expired	5,683,474	0.2950
Balance at December 31, 2025	94,338,469	$0.2904
Vested at December 31, 2025	65,505,252	$0.3552

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2023	93,349,943	$0.3338
Stock options granted	9,695,000	0.1364
Stock options forfeited	11,740,000	0.2326
Vested stock options expired	2,253,000	0.4286
Balance at December 31, 2024	89,051,943	$0.3232
Vested at December 31, 2024	55,925,830	$0.3563

As of December 31, 2025, details of the issued and outstanding stock options are as follows:

Grant Year	Weighted-Average Exercise Price	Number of Options Issued and Outstanding	Number of Vested Options Outstanding	Number of Unvested Options Outstanding	Weighted-Average Remaining Life Outstanding (Years)
2020	0.21	14,162,500	14,162,500	—	5.00
2021	0.83	18,000,000	18,000,000	—	5.61
2022	0.27	35,692,219	27,419,162	8,273,057	6.48
2023	0.21	7,027,500	4,252,500	2,775,000	7.65
2024	0.15	6,306,250	1,671,090	4,635,160	8.79
2025	0.07	13,150,000	—	13,150,000	9.47
Balance at December 31, 2025		94,338,469	65,505,252	28,833,217

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

The fair value of stock options granted during the year ended December 31, 2025, was estimated using the Black-Scholes option pricing model with the following assumptions:

Grant Year	Weighted-Average Volatility	Weighted-Average Risk-Free Interest Rate	Weighted-Average Expected Life (In Years)	Weighted-Average Common Share Price	Weighted-Average Exercise Price
2020	96%	0.47%	9.53	$0.21	$0.22
2021	117	1.09	6.19	0.65	0.65
2022	112	3.09	5.90	0.26	0.27
2023	108	3.96	6.25	0.21	0.22
2024	87	4.30	6.25	0.13	0.14
2025	87	4.14	6.25	0.07	0.08

For the years ended December 31, 2025 and 2024, the Company recorded $1,519 and $2,659 of stock-based expense associated with equity-classified awards. The total unrecognized compensation cost related to nonvested awards was $1,199, which is expected to be recognized over a weighted-average period of 2.5 years.

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

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

The continuity of SARs for the years ended December 31, 2025 and 2024 are as follows:

	Number of SARs	Weighted-Average Exercise Price
Balance at December 31, 2024	13,521,379	$0.13
SARs granted (non-employee directors)	13,369,453	0.10
Balance at December 31, 2025	26,890,832	$0.12
Vested at December 31, 2025	13,521,379	0.13

	Number of SARs	Weighted-Average Exercise Price
Balance at December 31, 2023	—	$—
SARs granted (non-employee directors)	13,521,379	0.13
Balance at December 31, 2024	13,521,379	$0.13
Vested at December 31, 2024	—	—

As of December 31, 2025, unrecognized stock-based compensation expense related to non-employee director SARs was $916 and is expected to be recognized over a weighted-average period of approximately 0.9 years. For the years ended December 31, 2025 and 2024, the Company recognized $953 and $119 of compensation expense related to SARs. The carrying value amount of the SAR liability, measured at fair value, was $1,071 as of December 31, 2025, and $199 as of December 31, 2024, and is presented within Accrued expenses and other current liabilities on the consolidated balance sheets.

The weighted-average assumptions utilized in the Black-Scholes option-pricing model to estimate the fair value of cash-settled SARs as of December 31, 2025 and 2024 are summarized in the following table:

	December 31,	December 31,
	2025	2024
Closing share price	$0.10	0.12
Exercise price	0.12	0.13
Expected term (years)	4.9	5.4
Expected volatility	97.2%	65.4%
Risk-free interest rate	3.7%	4.4%

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

In connection with the July 1, 2022 asset acquisition of Revo Squared, the Company issued a ten-year warrant to purchase 10,000,000 common shares at a per share exercise price equal to $0.22. The warrants may be exercised on a cash or cashless basis, at the election of the warrant holder. As of December 31, 2025, no warrants have been exercised.

In connection with the July 15, 2022 asset acquisition of Assisi, the Company issued a ten-year warrant to purchase 22,000,000 common shares at a per share exercise price equal to $0.25. The warrants may be exercised on a cash or cashless basis, at the election of the warrant holder. As of December 31, 2025, no warrants have been exercised.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

As of December 31, 2025, details of the outstanding warrants were as follows:

Original Issue date	Exercise Price	Warrants Outstanding	Weighted-Average Remaining Life
July 1, 2022 (Revo Squared)	0.22	10,000,000	6.50
July 15, 2022 (Assisi)	0.25	22,000,000	6.54
Balance at December 31, 2025		32,000,000

Cumulative warrants exercised and expired as of December 31, 2025 were as follows:

Warrant Series	Warrants Exercised	Amount	Warrants Expired	Amount
February 14, 2020 (Series A)	21,677,084	$4,293	197,917	$30
April 9, 2020 (Series B)	17,969,833	2,695	363,501	55
May 29, 2020 (Series C)	133,213,333	19,982	120,000	18
July 7, 2020 (Series D)	187,269,000	29,963	231,000	37
Total warrants	360,129,250	$56,933	912,418	$140

15. Income Taxes

A summary of the components of the provision for income taxes is as follows:

	December 31,	December 31,
	2025	2024
Current income tax expense:
U.S. Federal	$46	$—
U.S. State	—	—
Canada	—	—
Foreign	104	125
Total current expense	$150	$125

Deferred income tax benefit :
U.S. Federal	$(192)	(638)
U.S. State	(236)	(44)
Canada	—	—
Foreign	—	—
Total deferred expense	$(428)	$(682)

Total income tax benefit	$(278)	$(557)

Loss before income taxes:
United States	$(82,889)	$(48,380)
Canada	—	—
Foreign	753	841
Total loss before income taxes	$(82,136)	$(47,539)

The state that contributes the majority (greater than 50%) of the U.S. State deferred income tax benefit for the years ended December 31, 2025 and 2024 was Florida.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

A reconciliation of the provision for income taxes to the amount computed by applying the 15% statutory Canada federal income tax rate to the income before income taxes after the adoption of ASU 2023-09 is as follows:

	December 31,
	2025	Percentages
Income tax expense at Canada federal statutory tax rate	$(12,320)	15.0%
State and local income tax, net of federal income tax effect	—	—
Foreign tax effects
Other jurisdictions	(8)	—
United States	—
State and local income tax, net of federal income tax effect	—	—
Statutory tax rate difference	(4,973)	6.1
Goodwill impairment	9,014	(11.0)
Valuation allowance	7,810	(9.5)
Other reconciling items	199	(0.2)
Total income tax benefit	$(278)	0.3%

A reconciliation of the provision for income taxes to the amount computed by applying the 23% statutory Canada income tax rate to the income before income taxes for the year prior to the adoption of ASU 2023-09 is as follows:

December 31,
2024
Loss before income taxes	$(47,539)
Expected income tax (recovery) expense	(10,934)
Difference in foreign tax rates	684
State taxes and other adjustments	(44)
Changes in stock-based compensation	—
Foreign accrual property income	918
Stock-based compensation and non-deductible expenses	2,487
Prior period adjustment	3,280
Change in valuation allowance	3,052
Total income tax benefit	$(557)

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

The following table summarizes the components of deferred tax:

	December 31,	December 31,
	2025	2024
Deferred tax assets
Intangible assets - licenses	$4,236	$4,236
Share issuance costs	—	655
Reserves	1,428	1,225
Non-capital loss carried forward - Canada	6,513	6,419
Net operating losses carried forward - US	19,859	13,864
Investment tax credits	165	165
Lease liabilities	520	428
Stock-based compensation	4,452	3,885
Other	2,321	2,999
Total deferred tax assets	$39,494	$33,876

Deferred tax liabilities
Property and equipment	(2,338)	(2,795)
ROU assets	(482)	(380)
Intangibles	(723)	(3,797)
Other	(43)	(42)
Total deferred tax liabilities	$(3,586)	$(7,014)
Less: valuation allowance	(35,935)	(27,318)
Deferred tax liability, net	$(27)	$(456)

No deferred tax asset has been recognized for Canada, as it is not more likely than not to be realized. Consequently, a valuation allowance has been applied against the net deferred tax asset. The Canadian non-capital loss carry forwards expire as noted in the table below.

2039	$919
2040	1,706
2041	2,215
2042	1,579
2043	—
2044	—
2045	94
Total	$6,513

The Company’s US federal net-operating income tax losses expire as follows:

2035	$180
2036	323
2037	812
Indefinitely (subject to 80% limitation)	19,901
Derecognized under Section 382	(3,814)
Total	$17,402

As of December 31, 2025, we had net operating loss carryforwards for U.S. federal and state income tax purposes of $21,216 and noncapital loss carryforwards for Canada of $6,513, which will begin to expire in fiscal year 2039. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and noncapital loss carryforwards. In 2021, we concluded that, due to the limitations under Section 382, our U.S. federal and state income tax net operating loss carryforwards, as well as R&D credit carryforwards, for the periods prior to February 11, 2021, have been limited to zero. We therefore have derecognized $3,814 of this asset, reducing the carryforward of these amounts to $17,402.

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

The Company is in an overall domestic net deferred tax liability position for the year ended December 31, 2025. Management has assessed that the future taxable income resulting from the deferred tax liability position will result in partial utilization of the Company's US federal and state net operating loss carryforwards and has therefore concluded a valuation allowance of $25,092 is currently necessary. Due to the uncertainty of realizing any tax benefits as of December 31, 2025 due to historical losses, a full valuation allowance remains necessary to fully offset our Canadian deferred tax assets.

Income taxes paid by jurisdiction, exceedimg 5% of the total income taxes paid by year, were as follows:

December 31,
2025
Japan	$5
Switzerland	148
Total income taxes paid	$153

16. Commitments and Contingencies

From time to time, the Company may be exposed to claims and legal actions in the normal course of business. As of December 31, 2025, and continuing as of March 16, 2026, the Company is not aware of any pending or threatened material litigation claims against the Company.

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

As part of this agreement, the Company is required to make the following milestone payments:

●	$3,500 in aggregate cash payments, covering the initial license fee, equity interest, development milestones, and commercial sales;

●	$750 in warrants upon the first commercial sale of the Smart Pet Pad, determined by dividing the amount due by the closing price of the Company's common stock on the date of such first commercial sale, as reported on the OTCQB marketplace, with a term of 10 years;

●	$750 in warrants upon the first commercial sale of the Intelligent Pet Bed, determined by dividing the amount due by the closing price of the Company's common stock on the date of such first commercial sale, as reported on the OTCQB marketplace, with a term of 10 years;

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

●	$5,000 in warrants upon reaching $15,000 in annual net sales of the licensed products, determined by dividing the amount due by the closing price of the Company’s common stock on the date that net sales reach $15,000, as reported on the OTCQB marketplace, with a term of 10 years.

As of December 31, 2025, the Company has made $1,611 in cash payments for milestones achieved under this agreement and holds a 19.50% equity stake in Brisby Inc. The remaining cash payments, totaling $1,889, are due upon the achievement of future development milestones and the first commercial sales of the Smart Pet Pad and the Intelligent Pet Bed.

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

As part of this agreement, the Company is required to make the following considerations:

●	$1,500 in an up-front license fee, due upon execution of the Agreement, which was paid during the year-ended December 31, 2024;

●	$1,000 in a sales milestone payment, payable no later than January 31 of the first calendar year following the first calendar year in which Gross Sales exceed $3,000 (provided this occurs within five years of the Effective Date);

●	$1,000 in a sales milestone payment, payable no later than January 31 of the first calendar year following the first calendar year in which Gross Sales exceed $5,000 (provided this occurs within five years of the Effective Date);

●	$2,000 in a sales milestone payment, payable no later than January 31 of the first calendar year following the first calendar year in which Gross Sales exceed $10,000 (provided this occurs within five years of the Effective Date);

●	Royalties on Net Sales less amounts paid to Cresilon for the Products (“Cresilon Net Sales”), ranging from 5% to 15%, depending on territory and patent status;

●	A Minimum Royalty obligation (beginning in the second calendar year following the Effective Date), consisting of: (a) a royalty based on at least $1,000, in Cresilon Net Sales; and (b) a shortfall payment based on the number of Products manufactured by Cresilon to meet that threshold but not purchased by the Company during the applicable calendar year.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

17. Segment Information

Beginning in the third quarter of 2025, the Company changed our presentation of segment operating results to reflect an incremental reportable segment to our business – Development Services – which did not exist prior to the third quarter of 2025. This new reportable segment reflects a new operating segment that commenced in the third quarter of 2025, which is distinct from our other operating segments and does not meet the aggregation criteria contained within ASC 280 in order to be aggregated with either our Diagnostics or Therapeutis Devices reportable segments. Given the new operating segment is incremental to the Company starting in third quarter of 2025, there were no changes to composition of the operating segments contained within our Diagnostics or Therapeutic Devices reportable segments, and therefore prior period amounts did not need to be recast to reflect this change

The Company’s operations are comprised of three reportable segments:

●	Diagnostics, which consists of TRUFORMA®, VETGuardian®, and TRUVIEW® products; and
●	Therapeutic Devices, which consists of Assisi®, PulseVet®, and VETIGEL® products; and
●	Development Services, which consists of contract manufacturing and engineering services.

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

The following is a reconciliation of consolidated revenue, cost of revenue, and gross profit amongst our reportable segments as of December 31, 2025 and 2024:

	Year Ended December 31,
	Diagnostics		Therapeutic Devices		Development Services		Consolidated
	2025	2024	2025	2024	2025	2024	2025	2024
Net revenue	$2,801	$2,433	$26,197	$24,852	$3,032	$-	$32,030	$27,285
Cost of revenue	2,506	2,207	6,873	5,991	972	-	10,351	8,198
Gross profit	$295	$226	$19,324	$18,861	$2,060	$-	$21,679	$19,087

For the year ended December 31, 2025, revenue from external customers in the U.S. totaled $26,461, while revenue from customers in foreign countries amounted to $5,569. For the year ended December 31, 2024, revenue from external customers in the U.S. was $22,556, with revenue from customers in foreign countries totaling $4,729.

Zomedica Corp.

Notes to the Consolidated Financial Statements

(United States Dollars in Thousands)

18. Loss Per Share

	Year Ended December 31,
	2025	2024
Numerator
Net loss for the period	$(81,858)	$(46,982)

Denominator
Weighted-average shares - basic	979,949,668	979,949,668

Loss per share - basic and diluted	$(0.08)	$(0.05)

As of December 31, 2025, and 2024, the Company had stock options outstanding of 94,338,469 and 89,051,943, respectively, and warrants outstanding of 32,000,000 and 32,561,418, respectively. These securities could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive.

19. Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2025, for potential recognition or disclosure in these financial statements.

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

10.4

Lease Agreement entered into as of November 15, 2024 by and between 1101 Technology Drive, L.L.C. and Zomedica Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on November 19, 2024 (File No. 001-38298))

10.5	Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 3, 2024 (File No. 333-280679))
10.6	Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2024 (File No. 001-38298))
10.7

Stock Appreciation Rights Agreement (Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2024 (File No. 001-38298))

10.8

Stock Appreciation Rights Agreement (Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2024 (File No. 001-38298)

10.9+

Consulting Agreement, effective June 17, 2022, by and between Zomedica Corp. and Dr. Stephanie Morley (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the commission on August 15, 2022 (File No. 001-38298))

10.10

Lease Agreement, effective April 1, 2022, by and between Zomedica Inc. and ULF Northfield Business Center (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the commission on August 15, 2022 (File No. 001-38298))

10.11

Lease Agreement, effective July 1, 2022, by and between Zomedica Inc. and Lebow 1031 Legacy, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the commission on November 14, 2022 (File No. 001-38298))

Exhibit Number	Description

10.12

License Agreement, effective November 1, 2021, by and between The Wheelership LLC and Assisi Animal Health, as assumed by Zomedica Inc. effective July 15, 2022 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 10-K filed with the Commission on April 1, 2024 (File No. 001-38298))

10.13	Form of Indemnity (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 10-K filed with the Commission on March 15, 2023 (File No. 001-38298))
10.14

Structured Monitoring Products, Inc. Distribution Agreement dated January 13, 2023 by and between Zomedica Inc. and Structured Monitoring Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 20, 2023)

10.15***

BAW Sensor Supply Agreement by and among Qorvo Biotechnologies, LLC, Zomedica Inc. and Zomedica Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2023 (File No. 001-38298))

10.16

First Amendment to Multi-Tenant Industrial Triple Net Lease entered into as of May 10, 2023 by and between ULF Northfield Business Center LLC and Zomedica Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2023 (File No. 001-38298))

10.17

First Amendment to BAW Supply Agreement dated October 4, 2023 by and among Qorvo Biotechnologies, LLC, Qorvo US, Inc., Zomedica Inc. and Zomedica Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2023 (File No. 001-38298))

10.18+

Consulting Agreement, dated August 14, 2024, between Zomedica Inc. and Peter Donato (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on August 14, 2024 (File No. 001-38298)).

10.19+

Separation Agreement, dated April 28, 2025, between Zomedica Inc. and Scott Jordan (incorporated by reference to Exhibit 10.21 to the Company's Form 8-K filed with the Commission on April 30, 2025 (File No. 001-38298)).

10.20+

Offer letter, dated April 19, 2022, among Zomedica Inc., Zomedica Corp., and Karen Dehaan-Fullerton (incorporated by reference to Exhibit 10.22 to the Company’s 10-K filed with the Commission on March 13, 2025 (File No. 001-38298)

10.21+

Offer letter, dated December 29, 2021, among Zomedica Inc., Zomedica Corp., and Tony Blair (incorporated by reference to Exhibit 10.23 to the Company’s 10-K filed with the Commission on March 13, 2025 (File No. 001-38298)

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2025.

ZOMEDICA CORP.

By:	/s/ Larry Heaton
Name:	Larry Heaton
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Heaton
Larry Heaton	Chief Executive Officer	March 16, 2026
(principal executive officer)
/s/ Michael Zuehlke
Michael Zuehlke	Senior Vice President, Finance and Corporate Controller	March 16, 2026
(principal financial and accounting officer)

/s/ Chris MacLeod
Chris MacLeod	Director	March 16, 2026

/s/ Rodney Williams
Rodney Williams	Director	March 16, 2026

/s/ Jeffrey Rowe
Jeffrey Rowe	Director	March 16, 2026

/s/ Johnny D. Powers
Johnny D. Powers	Director	March 16, 2026

/s/ Robert Cohen
Robert Cohen	Director	March 16, 2026

/s/Sean Whelan
Sean Whelan	Director	March 16, 2026

/s/Pam Nichols
Pam Nichols	Director	March 16, 2026