Form 10-Q
period 2026-03-31
Zomedica Corp.
filed 2026-05-06
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026.

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

As of May 6, 2026, 979,949,668 shares of the registrant’s common shares, without par value, were issued and outstanding.

ZOMEDICA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2026

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Zomedica Corp.

Consolidated Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025

(United States Dollars in Thousands)

	March 31,	December 31,
	2026	2025
Assets

Current assets
Cash and cash equivalents	$9,369	$9,017
Available-for-sale securities	38,138	44,239
Trade receivables, net	4,428	3,012
Inventory, net	5,875	5,545
Prepaid expenses and deposits	1,846	1,787
Other receivables	373	443
Total current assets	60,029	64,043

Prepaid expenses and deposits	131	152
Property and equipment, net	20,459	20,912
Right-of-use assets	1,863	2,023
Intangible assets, net	37,975	38,808
Other assets	1,076	1,101
Total assets	$121,533	$127,039

Liabilities and shareholders’ equity

Current liabilities
Accounts payable	$2,200	$1,718
Accrued income taxes	190	252
Current portion of lease obligations	715	717
Customer contract liabilities	352	368
Accrued expenses and other current liabilities	5,101	6,394
Total current liabilities	8,558	9,449

Lease obligations	1,296	1,467
Deferred tax liabilities, net	45	27
Customer contract liabilities	273	232
Other liabilities	416	467
Total liabilities	$10,588	$11,642

Commitments and contingencies (Note 14)

Shareholders’ equity
Unlimited common shares, no par value; 979,949,668 issued and outstanding at March 31, 2026 and December 31, 2025	$380,973	$380,973
Additional paid-in capital	34,176	34,037
Accumulated deficit	(304,307)	(299,773)
Accumulated comprehensive income	103	160
Total shareholders' equity	110,945	115,397

Total liabilities and shareholders’ equity	$121,533	$127,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2026 and 2025

(Unaudited) (United States Dollars in Thousands, Except for Per Share Data)

	Three Months Ended March 31,
	2026	2025
Net revenue	$8,799	$6,500
Cost of revenue	3,315	2,093
Gross profit	5,484	4,407

Expenses
General and administrative	5,413	6,262
Research and development	1,154	1,853
Selling and marketing	3,817	5,007
Impairment expense	—	55,833
Loss from operations	(4,900)	(64,548)

Other income (expense), net
Interest income	455	730
Loss on disposal of assets	(15)	(8)
Other expense	(26)	(44)
Foreign exchange (loss) income	(9)	4
Loss before income taxes	(4,495)	(63,866)
Income tax expense (benefit)	39	(57)
Net loss	(4,534)	(63,809)
Unrealized loss, change in fair value of available-for-sale securities, net of tax	(43)	(18)
Change in foreign currency translation	(14)	62
Net loss and comprehensive loss	$(4,591)	$(63,765)

Weighted average number of common shares - basic and diluted	979,949,668	979,949,668

Loss per share - basic and diluted (Note 16)	$(0.00)	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2026 and 2025

(Unaudited) (United States Dollars in Thousands)

	Three Months Ended March 31, 2026
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2025	979,949,668	$380,973	$34,037	$(299,773)	$160	$115,397
Stock-based compensation	—	—	139	—	—	139
Net loss	—	—	—	(4,534)	—	(4,534)
Other comprehensive loss	—	—	—	—	(57)	(57)
Balance at March 31, 2026	979,949,668	$380,973	$34,176	$(304,307)	$103	$110,945

	Three Months Ended March 31, 2025
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2024	979,949,668	$380,973	$32,518	$(217,915)	$88	$195,664
Stock-based compensation	—	—	545	—	—	545
Net loss	—	—	—	(63,809)	—	(63,809)
Other comprehensive income	—	—	—	—	44	44
Balance at March 31, 2025	979,949,668	$380,973	$33,063	$(281,724)	$132	$132,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2026 and 2025

(Unaudited) (United States Dollars in Thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,534)	$(63,809)
Adjustments for:
Depreciation	519	521
Amortization - intangible assets	1,372	1,693
Impairment loss	—	55,833
Loss on disposal of property and equipment	15	8
Stock-based compensation	643	618
Noncash portion of rent benefit	(13)	(11)
Accretion/amortization of available-for-sale securities	(105)	(288)
Equity in loss of nonconsolidated entities	25	40
Deferred tax expense	18	(82)
Change in assets and liabilities, net of acquisitions:
Purchased inventory	(347)	(334)
Prepaid expenses and deposits	(39)	166
Trade receivables	(1,416)	854
Other receivables	94	156
Accounts payable	385	423
Accrued income tax	(53)	26
Accrued expenses and other current liabilities	(1,796)	(2,530)
Customer contract liabilities	25	20
Other liabilities	(50)	48
Net cash used in operating activities	(5,257)	(6,648)

Cash flows from investing activities:
Securities matured	6,135	8,806
Investment in property and equipment	(60)	(280)
Acquisition of intangibles	(453)	(120)
Net cash provided by investing activities	5,622	8,406

Increase in cash and cash equivalents	365	1,758
Effect of exchange rate changes on cash	(13)	58
Cash and cash equivalents, beginning of year	9,017	7,021
Cash and cash equivalents, end of period	$9,369	$8,837

Noncash activities:
Change in fair value of available-for-sale securities, net of tax	$(43)	$(18)
Property and equipment accrued for in accounts payable	3	44
Transfer of property and equipment into intangibles	—	39
Net transfer of property and equipment into inventory	17	(37)
Intangible assets accrued for in accounts payable	131	61
Right-of-use assets obtained in exchange for operating lease obligations	—	1,056

Supplemental cash flow information:
Interest received on available-for-sale securities	$400	$591

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

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. The Company’s management believes the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 16, 2026 (“2025 Form 10-K”).

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

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

Recently Issued Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270 and results in a comprehensive list of interim disclosures required by other standards. In addition, the ASU also includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and has not yet determined its effect on the consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient permitting an entity to assume the conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for the current classified accounts receivable and contract assets. The Company early adopted the standard during the year ended December 31, 2025 on a prospective basis. The adoption did not have a material impact on the consolidated financial statements.

Segment Reporting

The Company reports segment information based on the management approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company’s reportable segments consist of Diagnostics, Therapeutic Devices, and Development Services.

Cash and Cash Equivalents

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company's cash balances exceeded federally insured limits by approximately $766 and $916.

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

Trade Receivables and Allowance for Credit Losses

Trade receivables are recorded net of an allowance for credit losses and have payment terms of 30-90 days. Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries, and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. As of March 31, 2026,  December 31, 2025, and December 31, 2024, trade receivables were $4,606, $3,263, and $2,794, respectively, net of allowance for doubtful accounts of $178, $251, and $371, respectively. While we believe that our allowance for credit losses is adequate and represents our best estimate as of March 31, 2026, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to these estimates.

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

Intangible Assets

Definite-lived intangible assets include acquired customer relationships, developed technology, licenses, trademarks, and tradenames. These assets are capitalized and amortized on a straight-line basis over their estimated useful lives. Intangible assets acquired as part of a business combination are initially recorded at their estimated fair value as of the acquisition date, while all other intangible assets are capitalized at cost. The estimated useful lives and amortization methods are reviewed annually, with any changes applied prospectively.

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

The Company's contracts with customers are generally comprised of purchase orders for the sale of the point of care instrument, consumable products, development services, and extended warranties, or some variation thereof. The instrument and consumables each represent a single performance obligation when sold separately, that is satisfied at a point in time upon transfer of control of the product to the customer which is typically upon receipt of the goods by the customer. The extended warranties are also a separate performance obligation, whereby revenue is recognized over time. Development services are recognized over time, as they do not create an asset with alternative use to us, and we have an enforceable right to payment for performance completed to date. ASC 606, Revenue from Contracts with Customers (“ASC 606”) contains a practical expedient whereby if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, the entity may recognize revenue in the amount to which the entity has a right to invoice. The Company has elected to apply this practical expedient to our services revenue.

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

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration are based upon historical experience and known trends. These estimated credits are nonrefundable and may only be used towards the purchase of future trode refurbishments. These credits give rise to the contract liability contained on the balance sheet. This practice encourages refurbishment purchase prior to complete utilization of the previous trode, so the customer will always have a trode on hand with ample capacity to perform treatments. As of March 31, 2026, December 31, 2025 and December 31, 2024, contract liabilities were $625, $600, and $550, respectively.

Sales are recorded net of sales tax. Sales tax is charged on sales to end users and remitted to the appropriate state authority.

Disaggregated revenue for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	Diagnostics		Therapeutic Devices		Development Services		Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025
Capital	$167	$156	$1,433	$1,800	$374	$-	$1,974	$1,956
Consumables	799	403	4,369	4,094	302	-	5,470	4,497
Engineering	-	-	-	-	1,244	-	1,244	-
Other	-	-	19	47	92	-	111	47
Total revenue	$966	$559	$5,821	$5,941	$2,012	$-	$8,799	$6,500

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

Critical areas of estimation and judgements in applying accounting policies include the following:

Impairment Testing

Prior to fully impairing goodwill during the first quarter of 2025, we evaluated goodwill for impairment annually or more frequently when an event occurs or circumstances change indicating the carrying value may not be recoverable. When testing goodwill for impairment, we would first assess qualitative factors to determine if it is more likely than not the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, we considered the impact of changes, if any, to the following factors: macroeconomic, industry and market factors; cost factors; changes in overall financial performance; and any other relevant events and uncertainties impacting a reporting unit. If our qualitative assessment indicated a goodwill impairment is more likely than not, we performed additional quantitative analyses. We may also elect to skip the qualitative testing and proceed directly to the quantitative testing. For reporting units where a quantitative analysis is performed, we perform a test measuring the fair values of the reporting units and comparing them to their aggregate carrying values, including goodwill. If the fair value is less than the carrying value of the reporting unit, an impairment was recognized for the difference, up to the carrying amount of goodwill.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

We estimated the fair values of our reporting units using a discounted cash flow method or a weighted combination of discounted cash flows and a market-based method. The discounted cash flow method includes assumptions about a wide variety of internal and external factors. Significant assumptions used in the discounted cash flow method include financial projections of free cash flow, including revenue trends, medical costs trends, operating productivity, income taxes and capital levels; long-term growth rates for determining terminal value beyond the discretely forecasted periods; and discount rates. Financial projections and long-term growth rates used for our reporting units will be consistent with, and use inputs from, our internal long-term business plan and strategies.

Discount rates were determined for each reporting unit and include consideration of the implied risk inherent in their forecasts. Our most significant estimate was the discount rate determinations involves our adjustments to the peer company weighted average costs of capital reflecting reporting unit-specific factors. We did not make any adjustments to decrease a discount rate below the calculated peer company weighted average cost of capital for any reporting unit. Company-specific adjustments to discount rates are subjective and thus are difficult to measure with certainty.

The passage of time and the availability of additional information regarding areas of uncertainty with respect to the reporting units’ operations could cause these assumptions to change in the future. Additionally, as part of our quantitative impairment testing, we performed various sensitivity analyses on certain key assumptions, such as discount rates, cash flow projections, and peer company multiples to analyze the potential for a material impact. The market-based method requires determination of an appropriate peer group whose securities are traded on an active market. The peer group is used to derive market multiples to estimate fair value.

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

5. Investment Securities

The following represents the Company’s investment securities as of March 31, 2026 and December 31, 2025:

Balance at March 31, 2026	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$4,903	$56	$(2)	$4,957
Corporate notes / bonds	22,146	90	(31)	22,205
Money market funds	5,582	—	—	5,582
U.S. govt. agencies	8,535	35	(3)	8,567
U.S. treasuries	3,661	(5)	(2)	3,654
Total investment securities	$44,827	$176	$(38)	$44,965

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

Balance at December 31, 2025	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$4,888	$34	$—	$4,922
Corporate notes / bonds	24,063	96	2	24,161
Money market funds	5,287	—	—	5,287
U.S. govt. agencies	11,192	64	5	11,261
U.S. treasuries	4,881	11	(1)	4,891
Total investment securities	$50,311	$205	$6	$50,522

Accretion / (amortization) refers to the discounts and premiums incurred on bonds and notes purchased and are included within Interest income on the consolidated statements of operations and comprehensive loss.

Accrued interest receivable related to the above investment securities amounted to $282 and $314 as of March 31, 2026 and December 31, 2025, respectively, and is included in Other receivables on the consolidated balance sheets. The contractual maturities of investment securities as of March 31, 2026, are as follows:

	Acquisition Cost	Estimated Fair Value
Original maturities of 90 days or less	$6,823	$6,827
Original maturities of 91-365 days	38,004	38,138
Original maturities of 366+ days	-	-
Total investment securities	$44,827	$44,965

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

Cash and cash equivalents, trade receivable, and accounts payable: The carrying amount of these assets approximate fair value due to the short maturity of these instruments. Cash and cash equivalents include marketable securities with an original maturity within 90 days.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our investments as of March 31, 2026 and December 31, 2025:

Balance at March 31, 2026	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$—	$4,957	$—	$4,957
Corporate notes / bonds	—	22,205	—	22,205
Money market funds	5,582	—	—	5,582
U.S. govt. agencies	8,567	—	—	8,567
U.S. treasuries	3,654	—	—	3,654
Total investment securities	$17,803	$27,162	$—	$44,965

Balance at December 31, 2025	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$—	$4,922	$—	$4,922
Corporate notes / bonds	—	24,161	—	24,161
Money market funds	5,287	—	—	5,287
U.S. govt. agencies	11,261	—	—	11,261
U.S. treasuries	4,891	—	—	4,891
Total investment securities	$21,439	$29,083	$—	$50,522

The following tables shows our investments as of March 31, 2026 and December 31, 2025 and their respective balance sheet classifications:

Balance at March 31, 2026	Cash & Cash Equivalents	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$1,245	$3,712	$—	$4,957
Corporate notes / bonds	—	22,205	—	22,205
Money market funds	5,582	—	—	5,582
U.S. govt. agencies	—	8,567	—	8,567
U.S. treasuries	—	3,654	—	3,654
Total investment securities	$6,827	$38,138	$-	$44,965

Balance at December 31, 2025	Cash & Cash Equivalents	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$—	$4,922	$—	$4,922
Corporate notes / bonds	—	24,161	—	24,161
Money market funds	5,287	—	—	5,287
U.S. govt. agencies	—	11,261	—	11,261
U.S. treasuries	996	3,895	—	4,891
Total investment securities	$6,283	$44,239	$—	$50,522

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

Unrealized gains and losses on our investments have not been recorded into income as we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our debt securities is largely due to the rising interest rate environment driven by current market conditions that have resulted in higher credit spreads. The credit ratings associated with our debt securities are mostly unchanged, are highly rated, and the debtors continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded through March 31, 2026.

7. Inventory

	March 31, 2026			December 31, 2025
	Diagnostics	Therapeutic Devices	Consolidated	Diagnostics	Therapeutic Devices	Consolidated
Raw materials	$2,232	$2,322	$4,554	$2,425	$1,899	$4,324
Finished goods	385	457	842	307	482	789
Purchased inventory	142	357	499	119	349	468
Total inventory	2,759	3,136	5,895	2,851	2,730	5,581
Less: reserves	(20)	—	(20)	(36)	—	(36)
Inventory, net	$2,739	$3,136	$5,875	$2,815	$2,730	$5,545

There was no inventory associated with the Development Services segment as of March 31, 2026 or December 31, 2025.

8. Prepaid Expenses and Deposits

	March 31,	December 31,
	2026	2025
Deposits	$394	$208
Prepaid marketing	126	196
Prepaid insurance	333	437
Other	1,124	1,098
Total prepaid expenses and deposits	$1,977	$1,939

9. Accrued Expenses and Other Current Liabilities

	March 31,	December 31,
	2026	2025
Accrued employee compensation and benefits	$2,182	$3,865
Stock appreciation rights	1,574	1,071
Accrued taxes	757	856
Accrued professional services	362	403
Other	226	199
Total accrued expenses and other current liabilities	$5,101	$6,394

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

10. Property and Equipment

	March 31,	December 31,
	2026	2025
Machinery and equipment	$15,827	$15,556
Furniture and fixtures	169	169
Laboratory equipment	842	842
Leasehold improvements	2,847	2,847
Construction in progress	6,177	6,415
Total property and equipment	25,862	25,829
Less: accumulated depreciation	(5,403)	(4,917)
Property and equipment, net	$20,459	$20,912

Depreciation expense related to property and equipment is as follows:

	Three Months Ended March 31,
	2026	2025
Depreciation expense	$519	$521

During the first quarter of 2025, a significant decline in the Company’s market-capitalized value following the delisting of its common shares from NYSE American constituted a triggering event requiring interim impairment testing of goodwill. In connection with this assessment, the Company reviewed its property and equipment for recoverability under ASC 360, Property, Plant, and Equipment (“ASC 360”). That review determined that certain assets within the Diagnostics segment were not fully recoverable. As a result, the Company recognized a $1,981 impairment charge, of which $897 related to machinery and equipment and $1,084 related to construction in progress, and recorded this charge in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025. There were no interim triggering events identified during the three months ened March 31, 2026.

11. Goodwill and Intangible Assets

The following table provides a rollforward of the carrying amount of goodwill by segment:

	Diagnostics	Therapeutic Devices	Development Services	Total
Balance at December 31, 2024	$—	$45,556	$—	$45,556
Impairment	—	(45,556)	—	(45,556)
Balance at December 31, 2025	$—	$—	$—	$—

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

During the first quarter of 2025, the Company also evaluated its amortizable intangible assets for recoverability under ASC 360. It was determined that the carrying values of certain intangible assets exceeded their fair values. The decline in fair value was related to the same facts and circumstances as those noted above as part of our interim goodwill impairment analysis. The Company recognized $8,296 in non-cash impairment charges related to these amortizable intangible assets within the Diagnostics segment during the three months ended March 31, 2025, which consisted primarily of $7,060 related to technology assets and $763 related to customer relationships. All impairment charges are reported under Impairment expense in the consolidated statements of operations and comprehensive loss. There were no interim triggering events identified during the three months ended March 31, 2026.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

The following table summarizes our intangible assets, net of accumulated amortization:

	March 31,	December 31,
	2026	2025
Computer software	$3,394	$3,348
Customer relationships	26,087	26,087
Licenses	9,642	9,542
Technology	18,240	17,990
Tradenames	2,787	2,787
Trademarks	16	16
Website	1,433	1,433
Intangibles under construction	232	89
Total intangibles	61,831	61,292
Less: accumulated amortization	(23,856)	(22,484)
Intangibles, net	$37,975	$38,808

Included within intangibles are $663 in licenses associated with future exclusivity to sell products should we determine that they have both market viability and are a complementary fit within our suite of offerings. As these relationships are still in the exploratory phase with no revenue stream to match expenses against nor a guarantee that this exclusivity will ever be used, we are considering these to be indefinite lived as of March 31, 2026. This, along with our intangible assets under construction, accounts for the difference between the net intangibles as found within our consolidated balance sheets and the amortization table below. We will continue to assess the commercialization status and relationship with these companies on a quarterly basis and will adjust our amortization schedules accordingly.

The estimated future amortization of intangible assets is as follows:

2026	$3,878
2027	5,080
2028	4,828
2029	4,709
2030	4,588
Thereafter	13,997
Total	$37,080

Amortization expense associated with intangible assets is as follows:

	Three Months Ended March 31,
	2026	2025
Amortization expense	$1,372	$1,693

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

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

During the three months ended March 31, 2026 and 2025, the Company issued 2,450,000 and 6,975,000 stock options to purchase an aggregate of 2,450,000 and 6,975,000 common shares, respectively. These options vest over a period of four years and have an expiration period of 10 years.

The continuity of stock options for the three months ended March 31, 2026 and 2025 are as follows:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2025	94,338,469	$0.2904
Stock options granted	2,450,000	0.1322
Stock options forfeited	2,041,248	0.1223
Vested stock options expired	358,750	0.1986
Balance at March 31, 2026	94,388,471	$0.2902
Vested at March 31, 2026	68,894,689	$0.3520

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2024	89,051,943	$0.3232
Stock options granted	6,975,000	0.1183
Stock options forfeited	351,250	0.1769
Vested stock options expired	3,845,557	0.3354
Balance at March 31, 2025	91,830,136	$0.3077
Vested at March 31, 2025	55,036,523	$0.3565

The Company recorded the following stock-based compensation expense associated with outstanding stock options:

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense	$139	$545

As of March 31, 2026, the total unrecognized compensation cost related to nonvested awards was $877, which is expected to be recognized over a weighted-average period of 2.6 years.

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

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

The continuity of SARs for the three months ended March 31, 2026 and 2025 is as follows:

	Number of SARs	Weighted-Average Exercise Price
Balance at December 31, 2025	26,890,832	$0.12
Balance at March 31, 2026	26,890,832	$0.12
Vested at March 31, 2026	13,521,379	0.13

	Number of SARs	Weighted-Average Exercise Price
Balance at December 31, 2024	13,521,379	$0.13
Balance at March 31, 2025	13,521,379	$0.13
Vested at March 31, 2025	—	—

As of March 31, 2026, unrecognized stock-based compensation expense related to non-employee director SARs was $753 and is expected to be recognized over a weighted-average period of approximately 0.6 years. During the three months ended March 31, 2026 and 2025, the Company recognized a compensation expense of $504 and $73, respectively, related to SARs. The carrying amount of the SAR liability, measured at fair value, was $1,574 as of March 31, 2026, and $1,071 as of December 31, 2025, and is presented within Accrued expenses and other current liabilities on the consolidated balance sheets.

13. Income Taxes

The Company is in an overall domestic net deferred tax liability position for the three months ended March 31, 2026. Management has assessed that the future taxable income resulting from the deferred tax liability position will result in partial utilization of the Company's US federal and state net operating loss carryforwards and has therefore concluded a valuation allowance of $27,329 is currently necessary. Due to the uncertainty of realizing any tax benefits as of March 31, 2026 due to historical losses, a full valuation allowance remains necessary to fully offset our Canadian deferred tax assets.

14. Commitments and Contingencies

From time to time, the Company may be exposed to claims and legal actions in the normal course of business. As of March 31, 2026, and continuing as of May 6, 2026, the Company is not aware of any pending or threatened material litigation claims against the Company.

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

As of March 31, 2026, the Company has made $1,711 in cash payments for milestones achieved under this agreement and holds a 19.50% equity stake in Brisby Inc. The remaining cash payments, totaling $1,789, are due upon the achievement of future development milestones and the first commercial sales of the Smart Pet Pad and the Intelligent Pet Bed.

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

Agreement with Oxford Science, Inc.

On March 4, 2026, the Company entered into an agreement with Oxford Science Inc. to acquire certain assets which will be useful in the development and expansion of its product offerings. As part of this agreement, the Company was required to make an upfront payment of $250, which was paid during the three months ended March 31, 2026, and is required to make aggregate payments of $1,750, contingent on future development milestones.

15. Segment Information

The Company’s operations are comprised of three reportable segments:

●	Diagnostics, which consists of TRUFORMA®, VETGuardian®, and TRUVIEW® products;

●	Therapeutic Devices, which consists of Assisi®, PulseVet®, and VETIGEL® products; and

●	Developmental Services, which consists of contract manufacturing and engineering services, including Cell-Guardian.

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

The following is a reconciliation of consolidated revenue, cost of revenue, and gross profit amongst our reportable segments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	Diagnostics		Therapeutic Devices		Development Services		Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025
Net revenue	$966	$559	$5,821	$5,941	$2,012	$-	$8,799	$6,500
Cost of revenue	615	557	1,773	1,536	927	-	3,315	2,093
Gross profit	$351	$2	$4,048	$4,405	$1,085	$-	$5,484	$4,407

For the three months ended March 31, 2026, revenue from external customers in the U.S. was $7,383 and from customers in foreign countries was $1,416, compared to $5,053 and $1,447, respectively, for the same period in 2025.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

16. Loss Per Share

	Three Months Ended March 31,
	2026	2025
Numerator
Net loss for the period	$(4,534)	$(63,809)

Denominator
Weighted-average shares - basic	979,949,668	979,949,668

Loss per share - basic and diluted	$(0.00)	$(0.07)

As of March 31, 2026 and 2025, the Company had stock options outstanding of 94,388,471 and 91,830,136, respectively, and warrants outstanding of 32,000,000 and 32,561,418, respectively. These securities could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive.

17. Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2026 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

(All amounts are expressed in thousands unless otherwise indicated)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto for the quarter ended March 31, 2026. This report contains forward-looking statements or forward-looking information (collectively, “forward-looking statements”) made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as the safe harbor provisions of applicable Canadian securities legislation, that are based on management’s beliefs and assumptions and involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.

Forward-looking statements can also be identified by words such as “future”, “anticipates”, “believes”, “projects”, “estimates”, “expects”, “intends”, “plans”, “predicts”, “will”, “should”, “would”, “could”, “can”, “may”, or similar terms. Forward-looking statements are not guarantees of future performance and Zomedica’s actual results may differ significantly from the results discussed in the forward-looking statements. Zomedica cautions that these statements are subject to numerous important risks, uncertainties, assumptions, and other factors, some of which are beyond Zomedica’s control. These risks could cause Zomedica’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to adverse macroeconomic conditions; geopolitical tensions; laws and policies resulting from change in federal government administration; impact of trade tarrifs; changes in consumer confidence and spending in response to economic volatility; our ability to develop and commercialize our products; our ability to integrate our acquisitions successfully into our business; supply chain disruptions that increase our costs and impair our ability to manufacture our products; our ability to attract and keep senior management and key scientific personnel; our ability to obtain and maintain intellectual property protection; the accuracy of our estimates regarding expenses, future revenues, and capital requirements; and the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements.

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

Components of Revenue and Costs and Expenses

Revenue

Our revenue consisted of consumables sold in the U.S. and internationally associated with our Assisi® products; capital and consumables sold in the U.S and internationally associated with our PulseVet® platform; consumables sold in the U.S and internationally associated with our TRUFORMA® platform; subscriptions and services sold in the U.S. associated with our TRUVIEW® products; capital and service agreements sold in the U.S. and internationally associated with our VETGuardian® products; consumables sold in the U.S. and internationally associated with our VETIGEL® products; contract manufacturing of Cell-Guardian, a non-animal health product; and contract manufacturing and engineering services and consumables and capital sold in the U.S.

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

Canadian Taxes

In Canada, due to the uncertainty of realizing any tax benefits as of March 31, 2026, we continue to record a full valuation allowance against our Canadian deferred tax assets.

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

While our significant accounting policies are more fully described in Note 3 of the notes to our consolidated financial statements included within our 2025 Form 10-K, management has identified the following as “Critical Accounting Policies and Estimates”: Intangible Assets and Business Combinations; Impairment Testing; Valuation and Payback of Property and Equipment; and Revenue Recognition and Liabilities Due to Customers. We believe that the estimates and assumptions involved in these accounting policies may have the greatest potential impact on our financial statements.

Impairment Testing

Prior to fully impairing goodwill during the first quarter of 2025, we evaluated goodwill for impairment annually or more frequently when an event occurs or circumstances change indicating the carrying value may not be recoverable. When testing goodwill for impairment, we would first assess qualitative factors to determine if it is more likely than not the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, we considered the impact of changes, if any, to the following factors: macroeconomic industry and market factors; cost factors; changes in overall financial performance; and any other relevant events and uncertainties impacting a reporting unit. If our qualitative assessment indicated a goodwill impairment is more likely than not, we performed additional quantitative analyses. We may also elect to skip the qualitative testing and proceed directly to the quantitative testing. For reporting units where a quantitative analysis was performed, we performed a test measuring the fair values of the reporting units and comparing them to their aggregate carrying values, including goodwill. If the fair value is less than the carrying value of the reporting unit, an impairment was recognized for the difference, up to the carrying amount of goodwill.

We estimated the fair values of our reporting units using a discounted cash flow method or a weighted combination of discounted cash flows and a market-based method. The discounted cash flow method includes assumptions about a wide variety of internal and external factors. Significant assumptions used in the discounted cash flow method include financial projections of free cash flow, including revenue trends, medical costs trends, operating productivity, income taxes and capital levels; long-term growth rates for determining terminal value beyond the discretely forecasted periods; and discount rates. Financial projections and long-term growth rates used for our reporting units will be consistent with, and use inputs from, our internal long-term business plan and strategies.

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

During the first quarter of 2025, the Company determined that a triggering event occurred, which required interim testing for impairment in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The triggering event was related to the Company’s market capitalized value, which is a function of its stock price, which had reduced significantly subsequent to the delisting of the Company’s common shares from NYSE American during the three months ended March 31, 2025. We elected to perform a quantitative analysis as part of our interim goodwill impairment test. Our analysis of the PulseVet reporting unit indicated that its carrying amount, including goodwill, exceeded its fair value by approximately 163%. Our analysis of the Assisi reporting unit indicated that its carrying amount, including goodwill, exceeded its fair value by approximately 128%. As part of the Company’s quantitative analysis, we updated our implied fair value calculations to more closely align with our reduced market capitalization as of March 31, 2025. As a result, a non-cash goodwill impairment charge of $45,556 was recorded for the three months ended March 31, 2025. Given that no goodwill remained on our consolidated balance sheets after March 31, 2025, there were no further impairment considerations for the three months ended March 31, 2026.

In connection with our interim impairment analysis during the first quarter of 2025, the Company also evaluated its amortizable intangible assets for recoverability in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). It was determined that the carrying values of certain intangible assets exceeded their fair values, which were impacted by the same factors noted in the goodwill impairment analysis. As a result, the Company recognized $8,296 in non-cash impairment charges related to these amortizable intangible assets. During the three months ended March  31, 2026, no impairment indicators were identified, which would require a recoverability assessment of intangible assets under ASC 360.

Additionally, as part of the interim impairment analysis the Company evaluated its property and equipment for recoverability under ASC 360. Based on this assessment, it was determined that certain property and equipment assets were not fully recoverable due to the same triggering event described above. As a result, the Company recognized a non-cash impairment charge of $1,981 related to property and equipment during the three months ended March 31, 2025. During the three months ended March 31, 2026, no impairment indicators were identified requiring a recoverability assessment of property and equipment under ASC 360.

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

As of March 31, 2026, the carrying value of our Diagnostic instruments was $9,402. Significant assumptions included in the realization model are the rate of placement and expected utilization over the life of the instrument. A 25% reduction in the estimated revenues associated with annual placements of instruments would increase the payback period from 3.64 years to 5.04 years as of March 31, 2026.

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

Results of Consolidated Operations

Our results of operations for the three months ended March 31, 2026 and 2025 are as follows:

Revenue

Revenue for the three months ended March 31, 2026 was $8,799, compared to $6,500 for the three months ended March 31, 2025, an increase of $2,299, or 35%.

The increase in revenue for the three months ended March 31, 2026, was primarily due to contract manufacturing and engineering revenue recognized during the current period; growth in TRUFORMA® products, including the impact of launching new assays since the end of the comparative period; growth in consumables sales in our existing PulseVet® products; contract manufacturing of Cell-Guardian which the Company began in the current period; growth in our existing Assisi® products; and growth in our existing VETIGEL® products. In general, we expect revenue to increase in subsequent periods as we increase our sales, marketing, and commercialization efforts.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2026 was $3,315, compared to $2,093 for the three months ended March 31, 2025, an increase of $1,222, or 58%.

The increase in cost of revenue for the three months ended March 31, 2026, was primarily driven by increased manufacturing expense resulting from higher unit sales as well as increased salaries and wages associated with our manufacturing and engineering operations. We anticipate that costs of revenue will continue to increase in subsequent periods in accordance with increased unit sales as described above.

Gross Profit

Gross profit margin for the three months ended March 31, 2026 was 62%, compared to 68% for the three months ended March 31, 2025.

The decrease in gross profit margin percentage for the three months ended March 31, 2026, was primarily due to the impact of the change in product mix associated with our unit sales.

General and Administrative

General and administrative expense for the three months ended March 31, 2026 was $5,413, compared to $6,262 for the three months ended March 31, 2025, a decrease of $849, or 14%.

The decrease in general and administrative expense for the three months ended March 31, 2026, was primarily driven by lower wages and related benefits, lower general office expenses including those associated with our corporate office move in the prior year which did not recur, and lower amortization expense. While we expect future general and administrative expense to increase, we expect it to decrease proportionally relative to sales and related product expansion.

Research and Development

Research and development expense for the three months ended March 31, 2026 was $1,154, compared to $1,853 for the three months ended March 31, 2025, a decrease of $699, or 38%.

The decrease in research and development expense for the three months ended March 31, 2026, was primarily driven by lower wages and related benefits and lower external consulting and contracted development expenses following the successful launch of our new TRUFORMA® assays and VETGuardian PLUSTM during  the second half of 2025. We anticipate that research and development expense will continue to increase as we maintain and enhance our current product lines and develop new products.

Selling and Marketing

Selling and marketing expense for the three months ended March 31, 2026 was $3,817, compared to $5,007 for the three months ended March 31, 2025, a decrease of $1,190, or 24%.

The decrease in selling and marketing expenses for the three months ended  March 31, 2026 was primarily driven by lower wages and related benefits and a decrease in discretionary marketing spend. We expect future selling and marketing expense to increase in line with product expansion and growth in our commercialization efforts.

Impairment Expense

There was no impairment expense recorded for the three months ended March 31, 2026. Impairment expense for the three months ended March 31, 2025 was $55,833.

The impairment expense for the three months ended March 31, 2025 was due to impairment charges recognized as a result of a significant decline in the Company’s market capitalization following the delisting of its common shares from NYSE American. The impairment charges consisted of $45,556 related to goodwill, $8,296 related to amortizable intangible assets, and $1,981 related to property and equipment.

Net Loss

Net loss for the three months ended March 31, 2026 was $4,534 compared to a net loss of $63,809 for the three months ended March 31, 2025, a decrease of $59,275, or 93%.

The change in net loss for both comparative periods was attributed to the matters described above, particularly the significant impairment expense. We expect to continue to record net losses in future periods until such time as we have sufficient revenue from product sales to offset our operating expenses.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	Three Months Ended March 31,
	2026	2025	Change
Cash used in operating activities	$(5,257)	$(6,648)	$1,391	(21)%
Cash provided by investing activities	5,622	8,406	(2,784)	(33)%
Increase in cash and cash equivalents	365	1,758	(1,393)	(79)%
Effect of exchange rate changes on cash	(13)	58	(71)	(122)%
Cash and cash equivalents, beginning of period	9,017	7,021	1,996	28%
Cash and cash equivalents, end of period	$9,369	$8,837	$532	6%

Net cash used in operating activities for the three months ended March 31, 2026 was $5,257 compared to $6,648 for the three months ended March 31, 2025, a decrease in cash used of $1,391, or 21%. The decrease in cash used in operating activities primarily resulted from the decrease in operating expenses noted above, excluding the impact of non-cash charges, including impairment expense. These decreases were partially offset by an increase in our trade receviables balances as of March 31, 2026.

Net cash provided by investing activities for the three months ended March 31, 2026 was $5,622 compared to $8,406 for the three months ended March 31, 2025, a decrease in cash provided of $2,784, or 33%. The decrease in cash provided by investing activities primarily resulted from lower securities matured in the current period and increased intangible investment, partially offset by decreased property and equipment capital expenditures.

Liquidity, Capital Resources, and Financial Condition

We have incurred losses and negative cash flows from operations since our inception in May 2015. As of March 31, 2026, we had an accumulated deficit of $304,307. We continue to fund our working capital requirements primarily through revenue generating activity and proceeds generated from our past sales of our equity and equity-related securities and the exercise of stock options and warrants.

As of March 31, 2026, the Company had working capital (defined as current assets minus current liabilities) of $51,471.

Short-Term Cash Requirements

We believe that our existing cash is sufficient to fund our expected short-term needs (defined as the next 12 months). We currently have fixed obligations in association with our building leases and quarterly inventory orders. We also have payment obligations associated with our on-going clinical studies, and we believe that we have sufficient cash to cover these requirements. We do not expect that our operations will require significant increases in our short-term cash needs, and our short-term cash requirements have not changed materially since the 2025 Form 10-K.

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

The Company’s long-term cash requirements have not changed materially since the 2025 Form 10-K.

U.S. Taxes

As of March 31, 2026, we had deferred tax assets for net operating loss carryforwards for U.S. federal income tax purposes of $22,154 and non-capital loss carryforwards for Canada of $9,644, which will begin to expire in fiscal year 2035. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. In 2021, we concluded that, due to the limitations under Section 382, our U.S. federal income tax net operating loss carryforwards, as well as R&D credit carryforwards, for the periods prior to February 11, 2021 have been limited to zero. We therefore have derecognized $3,814 of this asset, reducing the carryforward of these amounts to $18,340.

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

Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2026 there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2026.

Zomedica Corp.

By:	/s/ Larry Heaton
Name:	Larry Heaton
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Zuehlke
Name:	Michael Zuehlke
Title:	Vice President of Finance and Corporate Controller
(Principal Financial and Accounting Officer)