Form 10-Q
period 2026-06-30
Zomedica Corp.
filed 2026-08-05
CIK 1684144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026.

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

As of August 5, 2026, 979,949,668 shares of the registrant’s common shares, without par value, were issued and outstanding.

ZOMEDICA CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

June 30, 2026

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Zomedica Corp.

Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025

(United States Dollars in Thousands)

	June 30,	December 31,
	2026	2025
Assets

Current assets
Cash and cash equivalents	$7,194	$9,017
Available-for-sale securities	36,940	44,239
Trade receivables, net	5,669	3,012
Inventory, net	6,050	5,545
Prepaid expenses and deposits	1,684	1,787
Other receivables	356	443
Total current assets	57,893	64,043

Prepaid expenses and deposits	116	152
Property and equipment, net	20,039	20,912
Right-of-use assets	1,700	2,023
Intangible assets, net	37,366	38,808
Other assets	1,033	1,101
Total assets	$118,147	$127,039

Liabilities and shareholders’ equity

Current liabilities
Accounts payable	$1,570	$1,718
Accrued income taxes	210	252
Current portion of lease obligations	718	717
Customer contract liabilities	363	368
Accrued expenses and other current liabilities	6,141	6,394
Total current liabilities	9,002	9,449

Lease obligations	1,113	1,467
Deferred tax liabilities, net	49	27
Customer contract liabilities	294	232
Other liabilities	405	467
Total liabilities	$10,863	$11,642

Commitments and contingencies (Note 14)

Shareholders’ equity
Unlimited common shares, no par value; 979,949,668 issued and outstanding at June 30, 2026 and December 31, 2025	$380,973	$380,973
Additional paid-in capital	34,297	34,037
Accumulated deficit	(308,072)	(299,773)
Accumulated comprehensive income	86	160
Total shareholders' equity	107,284	115,397

Total liabilities and shareholders’ equity	$118,147	$127,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited) (United States Dollars in Thousands, Except for Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$9,512	$6,964	$18,311	$13,464
Cost of revenue	3,471	2,298	6,786	4,391
Gross profit	6,041	4,666	11,525	9,073

Expenses
General and administrative	5,379	6,162	10,792	12,424
Research and development	1,070	1,886	2,224	3,739
Selling and marketing	3,675	4,653	7,492	9,660
Impairment expense	—	—	—	55,833
Loss from operations	(4,083)	(8,035)	(8,983)	(72,583)

Other income (expense), net
Interest income	404	629	859	1,359
(Loss) gain on disposal of assets	(2)	1	(17)	(7)
Other expense	(43)	(39)	(69)	(83)
Foreign exchange (loss) income	(15)	58	(24)	62
Loss before income taxes	(3,739)	(7,386)	(8,234)	(71,252)
Income tax expense (benefit)	26	12	65	(45)
Net loss	(3,765)	(7,398)	(8,299)	(71,207)
Unrealized loss, change in fair value of available-for-sale securities, net of tax	(5)	(10)	(48)	(28)
Change in foreign currency translation	(12)	55	(26)	117
Net loss and comprehensive loss	$(3,782)	$(7,353)	$(8,373)	$(71,118)

Weighted average number of common shares - basic and diluted	979,949,668	979,949,668	979,949,668	979,949,668

Loss per share - basic and diluted (Note 16)	$(0.00)	$(0.01)	$(0.01)	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Shareholders’ Equity for the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited) (United States Dollars in Thousands)

	For the Three and Six Months Ended June 30, 2026
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2025	979,949,668	$380,973	$34,037	$(299,773)	$160	$115,397
Stock-based compensation	—	—	139	—	—	139
Net loss	—	—	—	(4,534)	—	(4,534)
Other comprehensive loss	—	—	—	—	(57)	(57)
Balance at March 31, 2026	979,949,668	$380,973	$34,176	$(304,307)	$103	$110,945
Stock-based compensation	—	—	121	—	—	121
Net loss	—	—	—	(3,765)	—	(3,765)
Other comprehensive loss	—	—	—	—	(17)	(17)
Balance at June 30, 2026	979,949,668	$380,973	$34,297	$(308,072)	$86	$107,284

	For the Three and Six Months Ended June 30, 2025
			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2024	979,949,668	$380,973	$32,518	$(217,915)	$88	$195,664
Stock-based compensation	—	—	545	—	—	545
Net loss	—	—	—	(63,809)	—	(63,809)
Other comprehensive income	—	—	—	—	44	44
Balance at March 31, 2025	979,949,668	$380,973	$33,063	$(281,724)	$132	$132,444
Stock-based compensation	—	—	266	—	—	266
Net loss	—	—	—	(7,398)	—	(7,398)
Other comprehensive income	—	—	—	—	45	45
Balance at June 30, 2025	979,949,668	$380,973	$33,329	$(289,122)	$177	$125,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zomedica Corp.

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025

(Unaudited) (United States Dollars in Thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,299)	$(71,207)
Adjustments for:
Depreciation	1,045	1,030
Amortization - intangible assets	2,689	3,105
Impairment loss	—	55,833
Loss on disposal of property and equipment	17	7
Stock-based compensation	712	878
Noncash portion of rent benefit	(30)	(21)
Accretion/amortization of available-for-sale securities	(181)	(476)
Equity in loss of nonconsolidated entities	69	80
Deferred tax expense	22	(112)
Change in assets and liabilities, net of acquisitions:
Purchased inventory	(506)	(672)
Prepaid expenses and deposits	138	373
Trade receivables	(2,658)	126
Other receivables	178	174
Accounts payable	(262)	275
Accrued income tax	(36)	(8)
Accrued expenses and other current liabilities	(701)	(1,578)
Customer contract liabilities	57	47
Other liabilities	(62)	56
Net cash used in operating activities	(7,808)	(12,090)

Cash flows from investing activities:
Securities matured	7,337	13,700
Investment in property and equipment	(152)	(417)
Acquisition of intangibles	(1,177)	(198)
Net cash provided by investing activities	6,008	13,085

(Decrease) increase in cash and cash equivalents	(1,800)	995
Effect of exchange rate changes on cash	(23)	113
Cash and cash equivalents, beginning of year	9,017	7,021
Cash and cash equivalents, end of period	$7,194	$8,129

Noncash activities:
Change in fair value of available-for-sale securities, net of tax	$(48)	$(28)
Property and equipment accrued for in accounts payable	36	8
Transfer of property and equipment into intangibles	—	39
Net transfer of property and equipment into inventory	—	62
Intangible assets accrued for in accounts payable	115	21
Right-of-use assets obtained in exchange for operating lease obligations	—	1,056

Supplemental cash flow information:
Interest received on available-for-sale securities	$803	$1,053

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional disclosures to disaggregate costs and expense line items presented on the face of the consolidated statements of operations and comprehensive loss. These disclosures include: (a) amounts related to purchased inventory, employee compensation, depreciation, amortization, and other significant components of costs and expenses; (b) an explanation of costs and expenses that are not disaggregated quantitatively; and (c) the definition and total amount of selling expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and has not yet determined its effect on the consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company's cash balances exceeded federally insured limits by approximately $1,307 and $916.

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

Trade Receivables and Allowance for Credit Losses

Trade receivables are recorded net of an allowance for credit losses and have payment terms of 30-90 days. Our policy for determining the allowance is based on factors that affect collectability, including: (a) historical trends of write-offs, recoveries, and credit losses; (b) the credit quality of our customers; and (c) projected economic and market conditions. As of June 30, 2026, December 31, 2025, and December 31, 2024, trade receivables were $5,969, $3,263, and $2,794, respectively, net of allowance for doubtful accounts of $300, $251, and $371, respectively. While we believe that our allowance for credit losses is adequate and represents our best estimate as of June 30, 2026, we continue to closely monitor customer liquidity and industry and economic conditions, which may result in changes to these estimates.

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

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration are based upon historical experience and known trends. These estimated credits are nonrefundable and may only be used towards the purchase of future trode refurbishments. These credits give rise to the contract liability contained on the balance sheet. This practice encourages refurbishment purchase prior to complete utilization of the previous trode, so the customer will always have a trode on hand with ample capacity to perform treatments. As of June 30, 2026, December 31, 2025 and December 31, 2024, contract liabilities were $657, $600, and $550, respectively.

Sales are recorded net of sales tax. Sales tax is charged on sales to end users and remitted to the appropriate state authority.

Disaggregated revenue for the three months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,
	Diagnostics		Therapeutic Devices		Development Services		Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025
Capital	$210	$228	$1,626	$1,425	$3	$-	$1,839	$1,653
Consumables	1,175	553	5,112	4,739	362	-	6,649	5,292
Engineering	-	-	-	-	979	-	979	-
Other	-	-	16	19	29	-	45	19
Total revenue	$1,385	$781	$6,754	$6,183	$1,373	$-	$9,512	$6,964

Disaggregated revenue for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,
	Diagnostics		Therapeutic Devices		Development Services		Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025
Capital	$377	$384	$3,059	$3,225	$377	$-	$3,813	$3,609
Consumables	1,974	956	9,481	8,833	664	-	12,119	9,789
Engineering	-	-	-	-	2,223	-	2,223	-
Other	-	-	35	66	121	-	156	66
Total revenue	$2,351	$1,340	$12,575	$12,124	$3,385	$-	$18,311	$13,464

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

5. Investment Securities

The following represents the Company’s investment securities as of June 30, 2026 and December 31, 2025:

Balance at June 30, 2026	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$5,870	$84	$(4)	$5,950
Corporate notes / bonds	23,452	11	(30)	23,433
Money market funds	4,435	—	—	4,435
U.S. govt. agencies	5,781	30	(7)	5,804
U.S. treasuries	1,758	(4)	(1)	1,753
Total investment securities	$41,296	$121	$(42)	$41,375

Balance at December 31, 2025	Acquisition Cost	Accretion / (Amortization)	Unrealized Gain / (Loss)	Estimated Fair Value
Commercial paper	$4,888	$34	$—	$4,922
Corporate notes / bonds	24,063	96	2	24,161
Money market funds	5,287	—	—	5,287
U.S. govt. agencies	11,192	64	5	11,261
U.S. treasuries	4,881	11	(1)	4,891
Total investment securities	$50,311	$205	$6	$50,522

Accretion / (amortization) refers to the discounts and premiums incurred on bonds and notes purchased and are included within Interest income on the consolidated statements of operations and comprehensive loss.

Accrued interest receivable related to the above investment securities amounted to $270 and $314 as of June 30, 2026 and December 31, 2025, respectively, and is included in Other receivables on the consolidated balance sheets. The contractual maturities of investment securities as of June 30, 2026, are as follows:

	Acquisition Cost	Estimated Fair Value
Original maturities of 90 days or less	$4,435	$4,435
Original maturities of 91-365 days	36,861	36,940
Original maturities of 366+ days	-	-
Total investment securities	$41,296	$41,375

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our investments as of June 30, 2026 and December 31, 2025:

Balance at June 30, 2026	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$—	$5,950	$—	$5,950
Corporate notes / bonds	—	23,433	—	23,433
Money market funds	4,435	—	—	4,435
U.S. govt. agencies	5,804	—	—	5,804
U.S. treasuries	1,753	—	—	1,753
Total investment securities	$11,992	$29,383	$—	$41,375

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

Balance at December 31, 2025	Level 1	Level 2	Level 3	Estimated Fair Value
Commercial paper	$—	$4,922	$—	$4,922
Corporate notes / bonds	—	24,161	—	24,161
Money market funds	5,287	—	—	5,287
U.S. govt. agencies	11,261	—	—	11,261
U.S. treasuries	4,891	—	—	4,891
Total investment securities	$21,439	$29,083	$—	$50,522

The following tables show our investments as of June 30, 2026 and December 31, 2025 and their respective balance sheet classifications:

Balance at June 30, 2026	Cash & Cash Equivalents	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$—	$5,950	$—	$5,950
Corporate notes / bonds	—	23,433	—	23,433
Money market funds	4,435	—	—	4,435
U.S. govt. agencies	—	5,804	—	5,804
U.S. treasuries	—	1,753	—	1,753
Total investment securities	$4,435	$36,940	$-	$41,375

Balance at December 31, 2025	Cash & Cash Equivalents	Available- For-Sale (Current)	Available- For-Sale (Non-Current)	Estimated Fair Value
Commercial paper	$—	$4,922	$—	$4,922
Corporate notes / bonds	—	24,161	—	24,161
Money market funds	5,287	—	—	5,287
U.S. govt. agencies	—	11,261	—	11,261
U.S. treasuries	996	3,895	—	4,891
Total investment securities	$6,283	$44,239	$—	$50,522

Unrealized gains and losses on our investments have not been recorded into income as we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. The decline in fair value of our debt securities is largely due to the rising interest rate environment driven by current market conditions that have resulted in higher credit spreads. The credit ratings associated with our debt securities are mostly unchanged, are highly rated, and the debtors continue to make timely principal and interest payments. As a result, there were no credit or non-credit impairment charges recorded through June 30, 2026.

7. Inventory

	June 30, 2026			December 31, 2025
	Diagnostics	Therapeutic Devices	Consolidated	Diagnostics	Therapeutic Devices	Consolidated
Raw materials	$2,277	$2,565	$4,842	$2,425	$1,899	$4,324
Finished goods	316	446	762	307	482	789
Purchased inventory	114	357	471	119	349	468
Total inventory	2,707	3,368	6,075	2,851	2,730	5,581
Less: reserves	(25)	—	(25)	(36)	—	(36)
Inventory, net	$2,682	$3,368	$6,050	$2,815	$2,730	$5,545

There was no inventory associated with the Development Services segment as of June 30, 2026 or December 31, 2025.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

8. Prepaid Expenses and Deposits

	June 30,	December 31,
	2026	2025
Deposits	$411	$208
Prepaid marketing	297	196
Prepaid insurance	216	437
Other	876	1,098
Total prepaid expenses and deposits	$1,800	$1,939

9. Accrued Expenses and Other Current Liabilities

	June 30,	December 31,
	2026	2025
Accrued employee compensation and benefits	$3,093	$3,865
Stock appreciation rights	1,523	1,071
Accrued taxes	754	856
Accrued professional services	466	403
Other	305	199
Total accrued expenses and other current liabilities	$6,141	$6,394

10. Property and Equipment

	June 30,	December 31,
	2026	2025
Machinery and equipment	$16,115	$15,556
Furniture and fixtures	169	169
Laboratory equipment	842	842
Leasehold improvements	2,847	2,847
Construction in progress	5,989	6,415
Total property and equipment	25,962	25,829
Less: accumulated depreciation	(5,923)	(4,917)
Property and equipment, net	$20,039	$20,912

Depreciation expense related to property and equipment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense	$526	$509	$1,045	$1,030

During the first quarter of 2025, a significant decline in the Company’s market-capitalized value following the delisting of its common shares from NYSE American constituted a triggering event requiring interim impairment testing of goodwill. In connection with this assessment, the Company reviewed its property and equipment for recoverability under ASC 360, Property, Plant, and Equipment (“ASC 360”). That review determined that certain assets within the Diagnostics segment were not fully recoverable. As a result, the Company recognized a $1,981 impairment charge, of which $897 related to machinery and equipment and $1,084 related to construction in progress, and recorded this charge in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025. There were no interim triggering events identified during the six months ended June 30, 2026.

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

During the first quarter of 2025, the Company also evaluated its amortizable intangible assets for recoverability under ASC 360. It was determined that the carrying values of certain intangible assets exceeded their fair values. The decline in fair value was related to the same facts and circumstances as those noted above as part of our interim goodwill impairment analysis. The Company recognized $8,296 in non-cash impairment charges related to these amortizable intangible assets within the Diagnostics segment during the three months ended March 31, 2025, which consisted primarily of $7,060 related to technology assets and $763 related to customer relationships. All impairment charges are reported under Impairment expense in the consolidated statements of operations and comprehensive loss. There were no interim triggering events identified during the six months ended June 30, 2026.

The following table summarizes our intangible assets, net of accumulated amortization:

	June 30,	December 31,
	2026	2025
Computer software	$3,393	$3,348
Customer relationships	26,087	26,087
Licenses	9,692	9,542
Technology	18,503	17,990
Tradenames	2,787	2,787
Trademarks	16	16
Website	1,433	1,433
Intangibles under construction	627	89
Total intangibles	62,538	61,292
Less: accumulated amortization	(25,172)	(22,484)
Intangibles, net	$37,366	$38,808

Included within intangibles are $713 in licenses associated with future exclusivity to sell products should we determine that they have both market viability and are a complementary fit within our suite of offerings. As these relationships are still in the exploratory phase with no revenue stream to match expenses against nor a guarantee that this exclusivity will ever be used, we are considering these to be indefinite lived as of June 30, 2026. This, along with our intangible assets under construction, accounts for the difference between the net intangibles as found within our consolidated balance sheets and the amortization table below. We will continue to assess the commercialization status and relationship with these companies on a quarterly basis and will adjust our amortization schedules accordingly.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

The estimated future amortization of intangible assets is as follows:

2026	$2,577
2027	5,106
2028	4,855
2029	4,736
2030	4,615
Thereafter	14,137
Total	$36,026

Amortization expense associated with intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense	$1,317	$1,412	$2,689	$3,105

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

During the six months ended June 30, 2026 and 2025, the Company issued 2,550,000 and 16,050,000 stock options to purchase an aggregate of 2,550,000 and 16,050,000 common shares, respectively. These options vest over a period of four years and have an expiration period of 10 years.

The continuity of stock options for the six months ended June 30, 2026 and 2025 are as follows:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2025	94,338,469	$0.2904
Stock options granted	2,550,000	0.1315
Stock options forfeited	(2,670,102)	(0.1466)
Vested stock options expired	(7,847,502)	(0.4689)
Balance at June 30, 2026	86,370,865	$0.2739
Vested at June 30, 2026	64,344,546	$0.3247

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2024	89,051,943	$0.3232
Stock options granted	16,050,000	0.0798
Stock options forfeited	(6,490,000)	(0.1554)
Vested stock options expired	(3,979,307)	(0.3313)
Balance at June 30, 2025	94,632,636	$0.2931
Vested at June 30, 2025	56,412,773	$0.3603

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

The Company recorded the following stock-based compensation expense associated with outstanding stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense	$121	$266	$260	$811

As of June 30, 2026, the total unrecognized compensation cost related to nonvested awards was $645, which is expected to be recognized over a weighted-average period of 2.5 years.

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

The continuity of SARs for the six months ended June 30, 2026 and 2025 is as follows:

	Number of SARs	Weighted-Average Exercise Price
Balance at December 31, 2025	26,890,832	$0.12
Balance at June 30, 2026	26,890,832	$0.12
Vested at June 30, 2026	13,521,379	0.13

	Number of SARs	Weighted-Average Exercise Price
Balance at December 31, 2024	13,521,379	$0.13
Balance at June 30, 2025	13,521,379	$0.13
Vested at June 30, 2025	—	—

As of June 30, 2026, unrecognized stock-based compensation expense related to non-employee director SARs was $369 and is expected to be recognized over a weighted-average period of approximately 0.4 years. During the three months ended June 30, 2026 and 2025, the Company recognized compensation benefit of $52 and $6, respectively, related to SARs. During the six months ended June 30, 2026 and 2025, the Company recognized compensation expense of $452 and $67, respectively, related to SARs. The carrying amount of the SAR liability, measured at fair value, was $1,523 as of June 30, 2026, and $1,071 as of December 31, 2025, and is presented within Accrued expenses and other current liabilities on the consolidated balance sheets.

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

13. Income Taxes

The Company is in an overall domestic net deferred tax liability position for the six months ended June 30, 2026. Management has assessed that the future taxable income resulting from the deferred tax liability position will result in partial utilization of the Company's US federal and state net operating loss carryforwards and has therefore concluded a valuation allowance of $27,573 is currently necessary. Due to the uncertainty of realizing any tax benefits as of June 30, 2026 due to historical losses, a full valuation allowance remains necessary to fully offset our Canadian deferred tax assets.

14. Commitments and Contingencies

From time to time, the Company may be exposed to claims and legal actions in the normal course of business. As of June 30, 2026, and continuing as of August 5, 2026, the Company is not aware of any pending or threatened material litigation claims against the Company.

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

As of June 30, 2026, the Company has made $1,761 in cash payments for milestones achieved under this agreement and holds a 19.50% equity stake in Brisby Inc. The remaining cash payments, totaling $1,739, are due upon the achievement of future development milestones and the first commercial sales of the Smart Pet Pad and the Intelligent Pet Bed.

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

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

The agreement grants the Company a perpetual, royalty-bearing exclusive license to promote, market, and sell VETIGEL® Products in the United States and, upon regulatory approval, Japan, as well as a non-exclusive license for global markets outside these territories. Both licenses include sublicensing rights but exclude any rights to manufacture the Products. Additionally, the Company received a non-exclusive, transferable trademark license to use Cresilon trademarks solely for the sale and importation of VETIGEL® Products.

As part of this agreement, the Company is required to make the following payments:

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

Agreement with Oxford Science, Inc.

On March 4, 2026, the Company entered into an agreement with Oxford Science Inc. to acquire certain assets which will be useful in the development and expansion of its product offerings. As part of this agreement, the Company was required to make an upfront payment of $250, which was paid upon execution of the agreement, and is required to make aggregate payments of $1,750, contingent on future development milestones. As of June 30, 2026, the Company has made $513 in cash payments under the agreement. The remaining cash payments, totaling $1,487, are due upon the achievement of future development milestones.

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

Zomedica Corp.
Notes to the Condensed Consolidated Financial Statements
(United States Dollars in Thousands)

The following is a reconciliation of consolidated revenue, cost of revenue, and gross profit amongst our reportable segments for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	Diagnostics		Therapeutic Devices		Development Services		Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025
Net revenue	$1,385	$781	$6,754	$6,183	$1,373	$-	$9,512	$6,964
Cost of revenue	630	589	2,237	1,709	604	-	3,471	2,298
Gross profit	$755	$192	$4,517	$4,474	$769	$-	$6,041	$4,666

	Six Months Ended June 30,
	Diagnostics		Therapeutic Devices		Development Services		Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025
Net revenue	$2,351	$1,340	$12,575	$12,124	$3,385	$-	$18,311	$13,464
Cost of revenue	1,217	1,146	4,031	3,245	1,538	-	6,786	4,391
Gross profit	$1,134	$194	$8,544	$8,879	$1,847	$-	$11,525	$9,073

For the three months ended June 30, 2026, revenue from external customers in the U.S. was $7,864 and from customers in foreign countries was $1,648, compared to $5,561 and $1,403, respectively, for the same period in 2025. For the six months ended June 30, 2026, revenue from external customers in the U.S. was $15,247 and from customers in foreign countries was $3,064, compared to $10,614 and $2,850, respectively, for the same period in 2025.

16. Loss Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net loss for the period	$(3,765)	$(7,398)	$(8,299)	$(71,207)

Denominator
Weighted-average shares - basic	979,949,668	979,949,668	979,949,668	979,949,668

Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.07)

As of June 30, 2026 and 2025, the Company had stock options outstanding of 86,370,865 and 94,632,636, respectively, and warrants outstanding of 32,000,000 for both periods. These securities could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive.

17. Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2026 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

(All amounts are expressed in thousands unless otherwise indicated)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto for the quarter ended June 30, 2026. This report contains forward-looking statements or forward-looking information (collectively, “forward-looking statements”) made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as the safe harbor provisions of applicable Canadian securities legislation, that are based on management’s beliefs and assumptions and involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.

Forward-looking statements can also be identified by words such as “future”, “anticipates”, “believes”, “projects”, “estimates”, “expects”, “intends”, “plans”, “predicts”, “will”, “should”, “would”, “could”, “can”, “may”, or similar terms. Forward-looking statements are not guarantees of future performance and Zomedica’s actual results may differ significantly from the results discussed in the forward-looking statements. Zomedica cautions that these statements are subject to numerous important risks, uncertainties, assumptions, and other factors, some of which are beyond Zomedica’s control. These risks could cause Zomedica’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to adverse macroeconomic conditions; geopolitical tensions; laws and policies resulting from change in federal government administration; impact of trade tariffs; changes in consumer confidence and spending in response to economic volatility; our ability to develop and commercialize our products; our ability to integrate our acquisitions successfully into our business; supply chain disruptions that increase our costs and impair our ability to manufacture our products; our ability to attract and keep senior management and key scientific personnel; our ability to obtain and maintain intellectual property protection; the accuracy of our estimates regarding expenses, future revenues, and capital requirements; and the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements.

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

Components of Revenue and Costs and Expenses

Revenue

Our revenue consisted of consumables sold in the U.S. and internationally associated with our Assisi® products; capital and consumables sold in the U.S and internationally associated with our PulseVet® platform; consumables sold in the U.S and internationally associated with our TRUFORMA® platform; subscriptions and services sold in the U.S. associated with our TRUVIEW® products; capital and service agreements sold in the U.S. and internationally associated with our VETGuardian® products; consumables sold in the U.S. and internationally associated with our VETIGEL® products; contract manufacturing of Cell-Guardian, a non-animal health product; and contract manufacturing and engineering services, consumables and capital sold in the U.S.

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

Canadian Taxes

In Canada, due to the uncertainty of realizing any tax benefits as of June 30, 2026, we continue to record a full valuation allowance against our Canadian deferred tax assets.

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

During the first quarter of 2025, the Company determined that a triggering event occurred, which required interim testing for impairment in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The triggering event was related to the Company’s market capitalized value, which is a function of its stock price, which had reduced significantly subsequent to the delisting of the Company’s common shares from NYSE American during the three months ended March 31, 2025. We elected to perform a quantitative analysis as part of our interim goodwill impairment test. Our analysis of the PulseVet reporting unit indicated that its carrying amount, including goodwill, exceeded its fair value by approximately 163%. Our analysis of the Assisi reporting unit indicated that its carrying amount, including goodwill, exceeded its fair value by approximately 128%. As part of the Company’s quantitative analysis, we updated our implied fair value calculations to more closely align with our reduced market capitalization as of March 31, 2025. As a result, a non-cash goodwill impairment charge of $45,556 was recorded for the three months ended March 31, 2025. Given that no goodwill remained on our consolidated balance sheets after March 31, 2025, there were no further impairment considerations for the six months ended June 30, 2026.

In connection with our interim impairment analysis during the first quarter of 2025, the Company also evaluated its amortizable intangible assets for recoverability in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). It was determined that the carrying values of certain intangible assets exceeded their fair values, which were impacted by the same factors noted in the goodwill impairment analysis. As a result, the Company recognized $8,296 in non-cash impairment charges related to these amortizable intangible assets. During the six months ended June 30, 2026, no impairment indicators were identified, which would require a recoverability assessment of intangible assets under ASC 360.

Additionally, as part of the interim impairment analysis the Company evaluated its property and equipment for recoverability under ASC 360. Based on this assessment, it was determined that certain property and equipment assets were not fully recoverable due to the same triggering event described above. As a result, the Company recognized a non-cash impairment charge of $1,981 related to property and equipment during the three months ended March 31, 2025. During the six months ended June 30, 2026, no impairment indicators were identified requiring a recoverability assessment of property and equipment under ASC 360.

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

As of June 30, 2026, the carrying value of our Diagnostic instruments was $9,268. Significant assumptions included in the realization model are the rate of placement and expected utilization over the life of the instrument. A 25% reduction in the estimated revenues associated with annual placements of instruments would increase the payback period from 3.37 years to 4.74 years as of June 30, 2026.

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

Results of Consolidated Operations

Our results of operations for the three and six months ended June 30, 2026 and 2025 are as follows:

Revenue

Revenue for the three months ended June 30, 2026 was $9,512, compared to $6,964 for the three months ended June 30, 2025, an increase of $2,548, or 37%.  Revenue for the six months ended June 30, 2026 was $18,311, compared to $13,464 for the six months ended June 30, 2025, an increase of $4,847, or 36%

The increase in revenue for the three months ended June 30, 2026, was primarily due to contract manufacturing and engineering revenue recognized during the current period; growth in consumables and capital sales in our existing PulseVet® products; and growth in TRUFORMA® products, including the impact of launching new assays since the end of the comparative period. The increase in revenue for the six months ended June 30, 2026, was primarily due to contract manufacturing and engineering revenue recognized during the current period; growth in TRUFORMA® products, including the impact of launching new assays since the end of the comparative period; growth in consumables sales in our existing PulseVet® products; contract manufacturing of Cell-Guardian which the Company began in the current period; growth in our existing Assisi® products; and growth in our existing VETIGEL® products. In general, we expect revenue to increase in subsequent periods as we increase our sales, marketing, and commercialization efforts.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2026 was $3,471, compared to $2,298 for the three months ended June 30, 2025, an increase of $1,173, or 51%. Cost of revenue for the six months ended June 30, 2026 was $6,786, compared to $4,391 for the six months ended June 30, 2025, an increase of $2,395, or 55%.

The increase in cost of revenue for both the three and six months ended June 30, 2026, was primarily driven by increased manufacturing expense resulting from higher unit sales as well as increased salaries and wages associated with our manufacturing and engineering operations. We anticipate that costs of revenue will continue to increase in subsequent periods in accordance with increased unit sales as described above.

Gross Profit

Gross profit margin for the three months ended June 30, 2026 was 64%, compared to 67% for the three months ended June 30, 2025. Gross profit margin for the six months ended June 30, 2026 was 63%, compared to 67% for the six months ended June 30, 2025.

The decrease in gross profit margin percentage for both the three and six months ended June 30, 2026, was primarily due to the impact of the change in product mix associated with our unit sales and increased salaries and wages associated with engineering operations, partially offset by further absorption of fixed costs driven by increased unit sales.

General and Administrative

General and administrative expense for the three months ended June 30, 2026 was $5,379, compared to $6,162 for the three months ended June 30, 2025, a decrease of $783, or 13%. General and administrative expense for the six months ended June 30, 2026 was $10,792, compared to $12,424 for the six months ended June 30, 2025, a decrease of $1,632, or 13%.

The decrease in general and administrative expense for the three months ended June 30, 2026, was primarily driven by lower wages and related benefits, lower stock -based compensation expense, lower insurance expense and lower annual meeting expenses.  The decrease in general and administrative expense for the six months ended June 30, 2026, was primarily driven by lower wages and related benefits, lower general office expenses including those associated with our corporate office move in the prior year which did not recur, lower stock-based compensation expense, lower insurance expense and lower annual meeting expenses. While we expect future general and administrative expense to increase, we expect it to decrease proportionally relative to sales and related product expansion.

Research and Development

Research and development expense for the three months ended June 30, 2026 was $1,070, compared to $1,886 for the three months ended June 30, 2025, a decrease of $816, or 43%. Research and development expense for the six months ended June 30, 2026 was $2,224, compared to $3,739 for the six months ended June 30, 2025, a decrease of $1,515, or 41%.

The decrease in research and development expense for both the three and six months ended June 30, 2026, was primarily driven by lower wages and related benefits and lower external consulting and contracted development expenses following the successful launch of our new TRUFORMA® assays and VETGuardian PLUSTM during  the second half of 2025. We anticipate that research and development expense will continue to increase as we maintain and enhance our current product lines and develop new products.

Selling and Marketing

Selling and marketing expense for the three months ended June 30, 2026 was $3,675, compared to $4,653 for the three months ended June 30, 2025, a decrease of $978, or 21%. Selling and marketing expense for the six months ended June 30, 2026 was $7,492, compared to $9,660 for the six months ended June 30, 2025, a decrease of $2,168, or 22%.

The decrease in selling and marketing expenses for the three months ended June 30, 2026 was primarily driven by lower wages and related benefits and a decrease in discretionary marketing spend. The decrease in selling and marketing expenses for the six months ended June 30, 2026 was primarily driven by lower wages and related benefits, lower discretionary marketing spend, lower travel expenses, and lower selling-related consulting fees. We expect future selling and marketing expense to increase in line with product expansion and growth in our commercialization efforts.

Impairment Expense

There was no impairment expense for the three months ended June 30, 2026 or June 30, 2025. There was no impairment expense for the six months ended June 30, 2026, compared to impairment expense of $55,833 for the six months ended June 30, 2025.

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

Net Loss

Net loss for the three months ended June 30, 2026 was $3,765, compared to a net loss of $7,398 for the three months ended June 30, 2025, a decrease of $3,633, or 49%. Net loss for the six months ended June 30, 2026 was $8,299, compared to net loss of $71,118 for the six months ended June 30, 2025, a decrease of $62,819, or 88%.

The change in net loss for both comparative periods was attributed to the matters described above, particularly the significant impairment expense for the six months ended June 30, 2026. We expect to continue to record net losses in future periods until such time as we have sufficient revenue from product sales to offset our operating expenses.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	Six Months Ended June 30,
	2026	2025	Change
Cash used in operating activities	$(7,808)	$(12,090)	$4,282	(35)%
Cash provided by investing activities	6,008	13,085	(7,077)	(54)%
Increase (decrease) in cash and cash equivalents	(1,800)	995	(2,795)	(281)%
Effect of exchange rate changes on cash	(23)	113	(136)	(120)%
Cash and cash equivalents, beginning of period	9,017	7,021	1,996	28%
Cash and cash equivalents, end of period	$7,194	$8,129	$(935)	(12)%

Net cash used in operating activities for the six months ended June 30, 2026 was $7,808 compared to $12,090 for the six months ended June 30, 2025, a decrease in cash used of $4,282, or 35%. The decrease in cash used in operating activities primarily resulted from the decrease in operating expenses noted above, excluding the impact of non-cash charges, including impairment expense, as well as a significant decrease in our accrued expenses and other current liabilities in the prior comparative period, which did not recur. These decreases were partially offset by an increase in our trade receivables balances as of June 30, 2026.

Net cash provided by investing activities for the six months ended June 30, 2026 was $6,008 compared to $13,085 for the six months ended June 30, 2025, a decrease in cash provided of $7,077, or 54%. The decrease in cash provided by investing activities primarily resulted from lower securities matured in the current period and increased intangible investment, partially offset by decreased property and equipment capital expenditures.

Liquidity, Capital Resources, and Financial Condition

We have incurred losses and negative cash flows from operations since our inception in May 2015. As of June 30, 2026, we had an accumulated deficit of $308,072. We continue to fund our working capital requirements primarily through revenue generating activity and proceeds generated from our past sales of our equity and equity-related securities and the exercise of stock options and warrants.

As of June 30, 2026, the Company had working capital (defined as current assets minus current liabilities) of $48,891.

Short-Term Cash Requirements

We believe that our existing cash, cash equivalents, and available-for-sale securities is sufficient to fund our expected short-term needs (defined as the next 12 months). We currently have fixed obligations in association with our building leases and quarterly inventory orders. We also have payment obligations associated with our on-going clinical studies, and we believe that we have sufficient cash to cover these requirements. We do not expect that our operations will require significant increases in our short-term cash needs, and our short-term cash requirements have not changed materially since the 2025 Form 10-K.

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

U.S. Taxes

As of June 30, 2026, we had deferred tax assets for net operating loss carryforwards for U.S. federal income tax purposes of $22,991 and non-capital loss carryforwards for Canada of $9,644, which will begin to expire in fiscal year 2035. We have evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and non-capital loss carryforwards. In 2021, we concluded that, due to the limitations under Section 382, our U.S. federal income tax net operating loss carryforwards, as well as R&D credit carryforwards, for the periods prior to February 11, 2021 have been limited to zero. We therefore have derecognized $3,814 of this asset, reducing the carryforward of these amounts to $19,117.

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

Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2026 there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 6. Exhibits.

The exhibits listed on the accompanying index to exhibits immediately preceding the exhibits are filed as part of, or hereby incorporated by reference into, this Quarterly Report.

EXHIBIT INDEX

Exhibit No.	Description

10.1**+	Change In Control Severance Policy
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Vice President of Finance and Corporate Controller, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Vice President of Finance and Corporate Controller, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL (1).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

+      Indicates management contract or compensatory plan

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2026.

Zomedica Corp.

By:	/s/ Larry Heaton
Name:	Larry Heaton
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Zuehlke
Name:	Michael Zuehlke
Title:	Vice President of Finance and Corporate Controller
(Principal Financial and Accounting Officer)